Form 10-Q
period 1996-03-31
SIMULA INC
filed 1996-05-15
CIK 885080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1996
                         Commission File Number 0-20003



                                  SIMULA, INC.
             (Exact name of registrant as specified in its charter)


                  Arizona                                86-0320129
        (State of Incorporation)           (I.R.S. Employer Identification No.)

401 W. Baseline, Suite 204, Tempe, Arizona                   85283
  (Address of principal executive office)                 (Zip Code)


                                 (602) 752-8918
                         (Registrant's telephone number,
                              including area code)


                                   829206 10 1
                                 (CUSIP Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

              (1)         YES  X                     NO
                             -----                     -----
              (2)         YES  X                     NO
                             -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding at
           Class                                       March 31, 1996
           -----                                       --------------
Common Stock, $.01 par value                              8,896,127

                                  SIMULA, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1 - Financial Statements
         Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995 .......................  2

         Consolidated Statements of Earnings
              Three Months Ended March 31, 1996 and 1995..................  3

         Consolidated Statement of Shareholders' Equity
              Three Months Ended March 31, 1996 ..........................  4

         Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1996 and 1995..................  5

         Notes to Financial Statements....................................  6

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition...............7-9


PART II - OTHER INFORMATION

Item 6 - Exhibits  .......................................................  9

SIGNATURE ................................................................ 10

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS

- ---------------------------------------------------------------------------------------------------
                           ASSETS                                March 31, 1996   December 31, 1995
                                                                 --------------   -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                   $    205,876       $  3,175,172
     Contract and trade receivables  - net (Note 2)                26,284,214         25,221,504
     Inventories                                                   10,360,068          8,104,194
     Prepaid expenses and other                                       769,979            762,836
                                                                 ------------       ------------

     Total current assets                                          37,620,137         37,263,706

PROPERTY, EQUIPMENT AND LEASEHOLD
     IMPROVEMENTS - NET                                            17,278,765         15,778,819
DEFERRED COSTS                                                      7,521,993          6,385,328
PATENTS AND LICENSES                                                  570,900            518,644
INTANGIBLES - NET                                                  13,087,372         13,351,361
OTHER ASSETS                                                        1,602,142          1,441,278
                                                                 ------------       ------------

     TOTAL ASSETS                                                $ 77,681,309       $ 74,739,136
                                                                 ============       ============

             LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                    $  3,000,000
     Trade accounts payable                                         7,496,280       $  7,884,141
     Other accrued liabilities                                      3,529,580          2,607,849
     Advances on contracts                                          2,194,718          3,920,533
     Deferred income taxes                                              8,000              8,000
     Current portion of long-term debt                              4,019,639          1,367,187
                                                                 ------------       ------------

     Total current liabilities                                     20,248,217         15,787,710

LONG-TERM DEBT - Less current portion                               9,031,852         11,261,365
DEFERRED INCOME TAXES                                                 158,000            158,000
                                                                 ------------       ------------

     TOTAL LIABILITIES                                             29,438,069         27,207,075

SHAREHOLDERS' EQUITY:
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value - authorized
         50,000,000 shares; issued 8,978,627  and
          8,970,627 shares                                             89,786             89,706
     Additional paid-in capital                                    38,007,679         37,981,759
     Retained earnings                                             10,425,613          9,740,434
     Treasury stock, at cost - 82,500 shares                         (279,838)          (279,838)
                                                                 ------------       ------------

     Total shareholders' equity                                    48,243,240         47,532,061
                                                                 ------------       ------------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $ 77,681,309       $ 74,739,136
                                                                 ============       ============

See notes to consolidated financial statements.

                                  SIMULA, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

- --------------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED
                                    MARCH 31, 1996      MARCH 31, 1995
                                    --------------    ------------------
REVENUE                               $16,742,512          $13,580,842

COST OF  REVENUE                       11,378,206            8,954,807
                                      -----------          -----------

GROSS MARGIN                            5,364,306            4,626,035

ADMINISTRATIVE EXPENSES                 3,890,444            3,057,386
                                      -----------          -----------

OPERATING  INCOME                       1,473,862            1,568,649

INTEREST EXPENSE                          331,683              555,172
                                      -----------          -----------

INCOME BEFORE TAXES                     1,142,179            1,013,477

INCOME TAXES (Note 3)                     457,000              397,400
                                      -----------          -----------

NET EARNINGS                          $   685,179          $   616,077
                                      ===========          ===========


NET EARNINGS PER COMMON AND
      EQUIVALENT SHARE                $      0.08          $      0.09
                                      ===========          ===========

     WEIGHTED AVERAGE SHARES
          OUTSTANDING                   9,109,955            6,650,024
                                      ===========          ===========

See notes to consolidated financial statements.

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1996

- --------------------------------------------------------------------------------------------------------------------------------

                                                    Class A
                                           -------------------------   Additional                                    Total
                                            Issued      Common Stock     Paid-in       Retained      Treasury     Shareholders'
                                            Shares         Amount        Capital       Earnings       Stock          Equity
                                           ---------    ------------   -----------    -----------    ----------   -------------
BALANCE, JANUARY 1, 1996                   8,970,627      $89,706      $37,981,759    $ 9,740,434    $(279,838)    $47,532,061

Issuance of common shares for options          8,000           80           25,920                                      26,000

Net earnings                                                                              685,179                      685,179
                                           ---------      -------      -----------    -----------    ---------     -----------

BALANCE, MARCH 31, 1996                    8,978,627      $89,786      $38,007,679    $10,425,613    $(279,838)    $48,243,240
                                           =========      =======      ===========    ===========    =========     ===========

See notes to consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------------------------
                                                                                              THREE MONTHS ENDED
                                                                                       ---------------------------------
                                                                                       MARCH 31, 1996     MARCH 31, 1995
                                                                                       --------------     --------------
OPERATING ACTIVITIES:
     Net Earnings                                                                        $   685,179       $   616,077
     Adjustment to reconcile net earnings to net cash used by operating activities:
          Depreciation and amortization                                                      902,188           652,407
     Changes in assets and liabilities:
          Contract and trade receivables                                                  (2,788,525)       (1,786,831)
          Inventories                                                                     (2,255,874)          245,761
          Prepaid expenses and other                                                          (7,143)          (11,325)
          Deferred costs                                                                  (1,419,474)       (1,273,386)
          Other assets                                                                      (160,864)         (163,941)
          Trade accounts payable                                                            (387,861)         (213,691)
          Other accrued liabilities                                                          921,731          (495,776)
                                                                                         -----------       -----------

     Net cash used by operating activities                                                (4,510,643)       (2,430,705)
                                                                                         -----------       -----------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (1,850,314)         (552,280)
     Costs incurred to obtain patents and licenses                                           (57,278)
                                                                                         -----------       -----------

     Net cash used in investing activities                                                (1,907,592)         (552,280)
                                                                                         -----------       -----------

FINANCING ACTIVITIES:
     Net borrowings under line of credit                                                   3,000,000
     Net borrowings under short term debt                                                                      325,000
     Borrowings under other debt arrangements                                                758,470         2,406,998
     Principal payments under other debt arrangements                                       (335,531)         (440,028)
     Issuance of stock under option  agreements                                               26,000             9,507
     Prepaid offering costs                                                                                   (369,669)
                                                                                         -----------       -----------

     Net cash provided in financing activities                                             3,448,939         1,931,808
                                                                                         -----------       -----------

NET DECREASE IN CASH                                                                      (2,969,296)       (1,051,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             3,175,172         1,051,177
                                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $   205,876       $         0
                                                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     TAXES PAID                                                                          $    45,000       $   622,500
                                                                                         ===========       ===========

     INTEREST PAID                                                                       $   175,000       $   426,151
                                                                                         ===========       ===========

See notes to financial statements.

                                  SIMULA, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The Company announced a 3 for 2 split of its common stock to shareholders of record as of September 15, 1995; which shares were issued on September 28, 1995. As a result, all shares and related references have been restated for all prior periods and transactions.

NOTE 2 - CONTRACT RECEIVABLES:

Amounts receivable from the United States Government or receivable under United States Government related subcontracts are generally billed in the following month or when the contract and all options thereunder are completed. Amounts due on other commercial contracts are generally billed as shipments are made. Intercompany receivables have been eliminated.

NOTE 3 - INCOME TAXES:

The tax provision for the three month periods ended March 31, 1996 and 1995 is proportionate to the Federal and State combined rate of approximately 40%.


NOTE 4 - SHAREHOLDERS' EQUITY:

The Company completed a secondary offering of common stock which closed and funded the second quarter of 1995. As a result of this offering, 2,328,750 shares were sold by the Company at $12 per share. The net proceeds from the offering totaled $25,567,822.

                                  SIMULA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL:

Simula, Inc. and subsidiaries (collectively, the "Company") designs and manufactures occupant safety systems and devices engineered to safeguard human life in a wide range of air, ground, and sea transportation vehicles. Utilizing substantial proprietary technology in energy-absorbing seating, inflatable restraints, and composite materials which the Company has developed over many years, the Company focuses on reducing injury and increasing survivability in vehicle crashes.

Utilizing its proprietary safety technology, customer relationships, and manufacturing capacity and expertise, recently enhanced through acquisitions, the Company has developed and is introducing crashworthy seating systems for commercial airliners, a side-impact inflatable restraint system for automobiles, a bulkhead airbag system for commercial airliners, and two cockpit inflatable restraint systems for military aircraft. Through recent acquisitions, the Company has become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a prominent supplier of repair and refurbishing services for commercial airliner seating, including the installation of entertainment and communication systems.

The Company is a holding company for wholly owned subsidiaries, principally including Simula Government Products, Inc., an entity conducting the Company's government business, and Intaero, Inc., an entity conducting the Company's primary commercial businesses through its operating subsidiaries: Airline Interiors, Inc., Coach & Car Equipment Corporation and Artcraft Industries Corp.

The Company derives a substantial portion of its revenue from contracts that are accounted for under the percentage of completion method of accounting. Under this method, revenue is recorded as production progresses so that revenue less costs incurred to date yield the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts.

RESULTS OF OPERATIONS

Revenue of the Company for the three months ended March 31, 1996 increased $ 3.2 million or 23% over the same period in 1995. This increase is primarily attributable to sales of commercial airline seats by Airline Interiors (which product was introduced in the fourth quarter of 1995) and increased volume at Simula Government Products, Inc. and Coach & Car Equipment Corporation.

Gross margins for the three months ended March 31, 1996 increased $ .7 million or 16% over the same period in 1995. This increase is attributable to increased revenue noted above. The gross margin percentage decreased to 32% from 34% for the respective three month periods ending March 31, 1996 and 1995. This decrease is primarily attributable to lower individual gross margins from the mix of contracts being worked on at Artcraft Industries Corp. and Coach & Car Equipment Corporation in the first quarter of 1996. In addition, the gross margin from the initial deliveries of commercial airliner seats is less than the historic margins from airliner seat refurbishment services.

Administrative expenses for the three months ended March 31, 1996 increased $ .8 million or 27% over the same period in 1995. This increase is primarily attributable to the increase in sales and marketing activities focusing on the introduction of the Company's technologies into the commercial, regulatory, and research communities. Administrative expenses for the 1996 period also includes research expenditures related to the development of sensor and composite seat technologies.

Operating income of the Company for the three months ended March 31, 1996 decreased $ .1 million or 6% over the same period in 1995 due to the lower gross margins on contracts performed in 1996 and increased sales and marketing costs discussed above.

Interest expense for the three months ended March 31, 1996 decreased $ .2 million or 40% over the same period in 1995 due to the repayment of debt with the proceeds from the secondary offering of shares after the first quarter of 1995, partially offset by increased borrowings on the Company's credit facilities to fund its growth in working capital and fixed assets in 1996.

The effective tax rate approximates 40% for both quarterly periods.

Net income for the three months ended March 31, 1996 increased $ .1 million or 11% over the same period in 1995. The increase is the result of the increase in gross margin and the reduction in interest expense, partially offset by the increase in administrative expenses noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is greatly impacted by the nature of the billing provisions under its government contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract receivables increased $1.1 million and advances on contracts decreased $1.7 million for the three months ended March 31, 1996, principally due to the timing of billings and increased volume at Coach & Car and Artcraft Industries Corp.

Operating activities required the use of $ 4.5 million of cash during the three months ended March 31, 1996, compared to the use of $ 2.4 million of cash during the respective period in 1995. This resulted primarily from the working capital required for growth in contract activity and receivables noted above and to fund the $1.4 million investment in technologies being adapted to meet our customers' requirements and recorded as deferred costs at March 31, 1996. These technologies include most of the Company's new products including the ITS, 16g seat, and bulkhead airbag system. For the three months ended March 31, 1996 cash used in investing activities was $1.9 million, which was expended primarily for the acquisition of fixed assets. Cash provided by financing activities was $3.4 million for the three months ended March 31, 1996, of which $3 million resulted from borrowings on the revolving credit facility, and the remainder resulted from additional borrowings, net of the normal repayments.

On October 20, 1995, the Company executed a loan agreement with First Interstate Bank, N.A. to provide up to $15,000,000 of credit. Ten million dollars of the facility is available under a revolving credit arrangement to finance working capital requirements and five million dollars is available under a five-year amortizing term loan for the financing of U.S. based equipment. Three million dollars of the revolving credit facility and $2.5 million of the equipment facility were drawn down as of March 31, 1996.

As of March 31, 1996 and May 13, 1996, the Company has sufficient resources for meeting its operating requirements. Sufficient resources through the credit facility also exist to meet the near-term strategic investments and capital requirements. However, the credit facility may require expansion to address future working capital requirements of the Company's current operations. To fully address the potential markets for its technologies and products, the Company will need to obtain additional capital. The target capital will be used to construct additional manufacturing and research facilities, fund research and development of new products directly or by acquisitions, purchase equipment and support working capital requirements attendant to growth in markets and revenues.

INFLATION

The Company does not believe that it is significantly impacted by inflation.

RESEARCH AND DEVELOPMENT

The Company's research and development occurs primarily under fixed-price, government-funded contracts as well as Company-sponsored efforts. The revenue received under government-funded contracts is recorded under the percentage of completion method of accounting, and the costs of independent research and development efforts are expensed as incurred.

Historically, research and development efforts have fluctuated based upon available government-funded contracts. The Company anticipates that future fluctuations may also occur as a result of efforts to expand its inflatable restraint, commercial airliner seating, and rail seating technologies.

SEASONALITY

The Company's operations and financial results are affected by the seasonal variations in deliveries by suppliers. Historically, the Company has experienced its highest level of deliveries of materials in the fourth quarter and its lowest level of deliveries in the first quarter. Accordingly, the Company has historically recorded its highest revenue in the fourth quarter and lower revenue in the first quarter.

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

The Company expects that during fiscal 1996, it will devote significant resources to complete development and roll-out of new products and technologies, and to expand its manufacturing capability for such products, including CABS, BABS, IBAHRS, ITS and 16g airliner seats. The Company expects that in late 1996 and in 1997, it will begin to realize significant revenues from the introduction of these products. The other core businesses of the Company are expected to remain at current revenue levels.

The Company's operating results are affected by a wide variety of factors which could adversely impact its revenues and profitability, many of which are beyond the control of the Company. The factors include the Company's ability to design and introduce new products on a timely basis; market acceptance and demand of both the Company's and its customers' products; the level of orders which are received and can be shipped in a quarter; availability and utilization of manufacturing capacity; the availability and cost of raw material, equipment, and other supplies; the cyclical nature of the airline, rail and automobile industries and other markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit No. 11 - Earnings per Share.

Exhibit No. 27 - Financial Data Schedule

                                  SIMULA, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SIMULA, INC.





                                               /s/  Donald W. Townsend
                                            -----------------------------------
                                            DONALD W. TOWNSEND
                                            President
                                            Chief Operating Officer


DATE:         May 13, 1996
     ----------------------------------