Form 10-Q
period 1996-06-30
SIMULA INC
filed 1996-08-14
CIK 885080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1996
                         Commission File Number 0-20003



                                  SIMULA, INC.
             (Exact name of registrant as specified in its charter)


                      Arizona                                                86-0320129
             (State of Incorporation)                          (I.R.S. Employer Identification No.)

2700 N. Central Ave., Suite 1000, Phoenix, Arizona                              85004
      (Address of principal executive office)                                (Zip Code)


                                 (602) 631-4005
                         (Registrant's telephone number,
                              including area code)


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

               (1)                YES  X                NO
                                      ---                  ---
               (2)                YES  X                NO
                                      ---                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                              Outstanding at
                             Class                             June 30, 1996
                             -----                            --------------
                  Common Stock, $.01 par value                   8,966,442

                                  SIMULA, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                           PAGE
                                                                           ----
Item 1 - Interim Consolidated Financial Statements

         Consolidated Balance Sheets
         June 30, 1996 and December 31, 1995.............................    2

         Consolidated Statements of Operations
              Three Months and Six Months Ended June 30, 1996 and 1995...    3

         Consolidated Statement of Shareholders' Equity
              Six Months Ended June 30, 1996 ............................    4

         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1996 and 1995....................    5

         Notes to Interim Consolidated Financial Statements .............    6

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition..............    8


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders ............   11

Item 6 - Exhibits .......................................................   11

SIGNATURE................................................................   12

PART I - FINANCIAL INFORMATION
ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                           ASSETS                             June 30, 1996   December 31, 1995
                                                              -------------   -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                 $    375,404        $  3,175,172
     Contract and trade receivables  - net                       28,872,320          25,221,504
     Income taxes receivable                                      2,281,000
     Inventories                                                 13,607,759           8,104,194
     Prepaid expenses and other                                   1,330,161             762,836
                                                               ------------        ------------

     Total current assets                                        46,466,644          37,263,706

PROPERTY, EQUIPMENT AND LEASEHOLD
     IMPROVEMENTS - NET                                          18,445,477          15,778,819
DEFERRED COSTS                                                      405,689           6,385,328
INTANGIBLES - NET                                                13,715,077          13,870,005
OTHER ASSETS                                                      1,426,525           1,441,278
                                                               ------------        ------------

     TOTAL ASSETS                                              $ 80,459,412        $ 74,739,136
                                                               ============        ============

             LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                  $  6,700,000
     Trade accounts payable                                       8,505,490        $  7,884,141
     Other accrued liabilities                                    4,417,381           2,607,849
     Advances on contracts                                        1,463,051           3,920,533
     Deferred income taxes                                            8,000               8,000
     Current portion of long-term debt                            4,891,402           1,367,187
                                                               ------------        ------------

     Total current liabilities                                   25,985,324          15,787,710

LONG-TERM DEBT - Less current portion                             9,424,615          11,261,365
DEFERRED INCOME TAXES                                               158,000             158,000
                                                               ------------        ------------

     TOTAL LIABILITIES                                           35,567,939          27,207,075
                                                               ------------        ------------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value - authorized
         50,000,000 shares; issued 8,966,442 (1996) and
          8,970,627 (1995) shares                                    89,664              89,706
     Additional paid-in capital                                  38,696,635          37,981,759
     Retained earnings                                            6,105,174           9,740,434
     Treasury stock, at cost - 82,500 shares (1995)                                    (279,838)
                                                               ------------        ------------

     Total shareholders' equity                                  44,891,473          47,532,061
                                                               ------------        ------------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 80,459,412        $ 74,739,136
                                                               ============        ============

See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               -----------------------------    -----------------------------
                                                                 JUNE 30,         JUNE 30,        JUNE 30,         JUNE 30,
                                                                   1996             1995            1996             1995
                                                               ------------     ------------    ------------     ------------

REVENUE                                                        $ 19,615,830     $ 15,221,128    $ 36,358,342     $ 28,801,970

COST OF  REVENUE                                                 15,478,516        9,632,276      27,794,969       18,587,083
                                                               ------------     ------------    ------------     ------------

GROSS MARGIN                                                      4,137,314        5,588,852       8,563,373       10,214,887

ADMINISTRATIVE EXPENSES                                           4,186,174        3,598,702       8,076,618        6,656,088
                                                               ------------     ------------    ------------     ------------

OPERATING  (LOSS) INCOME                                            (48,860)       1,990,150         486,755        3,558,799

INTEREST EXPENSE                                                    459,568          415,255         791,251          970,427
                                                               ------------     ------------    ------------     ------------

(LOSS) INCOME BEFORE TAXES                                         (508,428)       1,574,895        (304,496)       2,588,372

INCOME TAX (BENEFIT) EXPENSE                                       (203,000)         637,900        (121,000)       1,035,300
                                                               ------------     ------------    ------------     ------------

(LOSS) EARNINGS BEFORE CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     (305,428)         936,995        (183,496)       1,553,072

CUMULATIVE EFFECT ON PRIOR YEARS (TO
    DECEMBER 31, 1995) OF CHANGING ACCOUNTING
    FOR PRE-CONTRACT COSTS - Net of related income tax
    benefit of $2,160,000                                                                          3,239,948
                                                               ------------     ------------    ------------     ------------

NET (LOSS) EARNINGS                                            $   (305,428)    $    936,995    $ (3,423,444)    $  1,553,072
                                                               ============     ============    ============     ============

Per share amounts:
     Earnings (loss) before cumulative effect of a change in
         accounting principle                                         (0.03)            0.11           (0.02)            0.20
     Cumulative effect on prior years (to December 31, 1995)
         of changing accounting for pre-contract costs                                                 (0.36)
                                                               ------------     ------------    ------------     ------------
     Net (loss) earnings                                       $      (0.03)    $       0.11    $      (0.38)    $       0.20
                                                               ============     ============    ============     ============

Weighted average shares outstanding                               8,939,346        8,841,128       8,916,287        7,748,819
                                                               ============     ============    ============     ============

See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------

                                                   Class A
                                         ---------------------------    Additional                                Total
                                           Issued       Common Stock      Paid-in      Retained    Treasury    Shareholders'
                                           Shares          Amount         Capital      Earnings      Stock        Equity
                                         ----------     ------------   ------------   ----------   ---------   ------------

BALANCE, JANUARY 1, 1996                  8,970,627     $     89,706   $ 37,981,759   $9,740,434   $(279,838)  $ 47,532,061

Issuance of common shares for options        78,315              783        782,073                                 782,856

Retirement of treasury stock                (82,500)            (825)       (67,197)    (211,816)    279,838              0

Net loss                                                                              (3,423,444)                (3,423,444)
                                         ----------     ------------   ------------   ----------   ---------   ------------

BALANCE, JUNE 30, 1996                    8,966,442     $     89,664   $ 38,696,635   $6,105,174           0   $ 44,891,473
                                         ==========     ============   ============   ==========   =========   ============




See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                             SIX MONTHS ENDED
                                                                                      ------------------------------
                                                                                      JUNE 30, 1996    JUNE 30, 1995
                                                                                      -------------    -------------
OPERATING ACTIVITIES:
     Net (loss) earnings                                                               $ (3,423,444)    $  1,553,072
     Adjustment to reconcile net earnings to net cash used by operating activities:
          Depreciation and amortization                                                   1,375,119        1,227,819
          Cumulative effect of change in accounting                                       3,239,948
     Changes in assets and liabilities:
          Contract and trade receivables                                                 (6,108,298)      (6,871,545)
          Income tax receivable                                                            (121,000)
          Inventories                                                                    (4,944,680)        (533,615)
          Prepaid expenses and other                                                       (567,325)        (426,401)
          Deferred costs                                                                                    (727,784)
          Other assets                                                                       14,753         (275,072)
          Trade accounts payable                                                            621,349       (2,356,748)
          Other accrued liabilities                                                       1,809,532        1,156,684
                                                                                       ------------     ------------

     Net cash used by operating activities                                               (8,104,046)      (7,253,590)
                                                                                       ------------     ------------

INVESTING ACTIVITIES:
     Capital expenditures                                                                (3,481,464)      (1,419,194)
     Intangibles                                                                           (384,579)        (867,951)
                                                                                       ------------     ------------

     Net cash  used in investing activities                                              (3,866,043)      (2,287,145)
                                                                                       ------------     ------------

FINANCING ACTIVITIES:
     Net borrowings under revolving line of credit                                        6,700,000                0
     Borrowings under long-term equipment lines of credit                                 2,444,200        2,627,473
     Principal payments                                                                    (756,735)      (8,246,890)
     Issuance of stock under option  agreements                                             782,856           11,685
     Issuance of stock in secondary offering                                                              25,615,949
                                                                                       ------------     ------------

     Net cash provided in financing activities                                            9,170,321       20,008,217
                                                                                       ------------     ------------

NET (DECREASE) INCREASE  IN CASH                                                         (2,799,768)      10,467,482

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            3,175,172        1,051,177
                                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $    375,404     $ 11,518,659
                                                                                       ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     TAXES PAID                                                                        $    277,700     $    852,500
                                                                                       ============     ============

     INTEREST PAID                                                                     $    437,081     $  1,078,599
                                                                                       ============     ============


See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The Company announced a 3 for 2 split of its common stock to shareholders of record as of September 15, 1995; which shares were issued on September 28, 1995. As a result, all shares and related references have been restated for all prior periods and transactions.

NOTE 2 - ACCOUNTING CHANGE:

During the second quarter of 1996, the Company adopted a new method of accounting for pre-contract costs. Pre-contract costs represent amounts applicable to products and technologies which represent adaptations of existing capabilities to the particular requirements of the Company's customers. These costs were previously deferred and recovered over the revenue streams from these customers. The Company will now expense these costs as they are incurred. Due to current industry trends and anticipated accounting changes, the new policy is considered preferable to the previous policy. Both policies are currently in accordance with generally accepted accounting principles.

The $3.2 million cumulative effect of the change on prior years (after reduction for income taxes of $2.2 million) is included in operations of the six months ended June 30, 1996. The effect of the change on the three months ended June 30, 1996 was to decrease net earnings by $1.3 million ($.14 per share); the effect of the change on the six months ended June 30, 1996 was to decrease earnings before cumulative effect of a change in accounting principle $1.8 million ($.21 per share) and net earnings by $5.0 million ($.57 per share). The pro forma amounts reflect the effect of retroactive application on pre-contract costs, net of amortization, and the related income tax benefits.

The effect of the change on the first quarter of 1996 was as follows:

                                                                                Three Months
                                                                                   Ended
                                                                               March 31, 1996
                                                                               --------------
Net income as originally reported                                               $     685,179
Effect of change in accounting for pre-contract costs                                (563,247)
                                                                                -------------
Income before cumulative effect of a change in accounting principle                   121,932
Cumulative effect on prior years (to December 31, 1995) of
     changing accounting for pre-contract costs                                    (3,239,948)
                                                                                -------------
Net loss as restated                                                            $  (3,118,016)
                                                                                =============

Per share amounts:
     Net income as originally reported                                          $         .08
     Effect of change in accounting for pre-contract costs                               (.07)
                                                                                -------------
     Income before cumulative effect of a change in accounting principle                  .01
     Cumulative effect on prior years (to December 31, 1995) of
         changing accounting for pre-contract costs                                      (.36)
                                                                                -------------
    Net loss as restated                                                         $       (.35)
                                                                                -------------

                                  SIMULA, INC.

Pro forma amounts assuming the change in accounting had been applied retroactively are as follows:

                                              Three Months         Six Months
                                                 Ended                Ended
                                             June 30, 1995        June 30, 1995
                                             -------------        -------------
Net earnings                                    $517,652            $1,116,402
Net earnings per share                              $.06                  $.14


NOTE 3 - CONTRACT RECEIVABLES:

Amounts receivable from the United States Government or receivable under United States Government related subcontracts are generally billed in the following month or when the contract and all options thereunder are completed. Amounts due on other commercial contracts are generally billed as shipments are made. Intercompany receivables have been eliminated.

NOTE 4 - INCOME TAXES:

The tax provision for the three and six month periods ended June 30, 1996 and 1995 is proportionate to the Federal and State combined rate of approximately 40%.


NOTE 5 - SHAREHOLDERS' EQUITY:

During the second quarter of 1996, the Company retired 82,500 shares of treasury stock which had been acquired for a cost of $279,838.

Weighted average shares used to compute per share amounts for the three and six month periods ended June 30, 1996 do not include common stock equivalents because their effect would be anti-dilutive.

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

Utilizing its proprietary safety technology, customer relationships, and manufacturing capacity and expertise, developed on its own and enhanced through recent acquisitions, the Company has developed and is introducing crashworthy seating systems for commercial airliners, a side-impact inflatable restraint system for automobiles, a bulkhead airbag system for commercial airliners, and two cockpit inflatable restraint systems for military aircraft. Through recent acquisitions, the Company has become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a prominent supplier of repair and refurbishing services for commercial airliner seating, including the installation of entertainment and communication systems.

The Company is a holding company for wholly owned subsidiaries, principally including Simula Government Products, Inc., an entity conducting the Company's primary government business, and Intaero, Inc., an entity conducting the Company's primary commercial businesses through its operating subsidiaries:
Airline Interiors, Inc., Coach & Car Equipment Corporation and Artcraft Industries Corp.

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

RESULTS OF OPERATIONS

During the second quarter of 1996, the Company adopted a new method of accounting for pre-contract costs as more fully described in Note 2 of the Notes to Interim Consolidated Financial Statements. Beginning in 1996, the Company now expenses these pre-contract costs as incurred rather than deferring these costs to be amortized over the revenue streams from the Company's customers. The effect of this change on the three months ended June 30, 1996 was to increase cost of revenue by $2,122,961 for pre-contract costs expensed in the second quarter. This resulted in the reduction of second quarter net income of $1,273,961 ($.14 per share) net of the related income tax benefit of $849,000. This change requires restatement of first quarter earnings for costs capitalized in the first quarter under the previous accounting method and the cumulative catch-up adjustment for the effect of costs capitalized as of December 31, 1995. The effect of the change on the six months ended June 30, 1996 was to increase cost of revenue by $3,061,208 resulting in a reduction in net earnings before the cumulative effect of a change in accounting principle of $1,837,208 ($.21 per share) net of the related income tax benefit of $1,224,000.

Three and Six Months Ended June 30, 1996 Compared to 1995

Revenue for the three months ended June 30, 1996 increased 29% to $19.6 million from $15.2 million for the comparable period in 1995. Revenues for the six months ended June 30, 1996 increased 26% to $36.4 million from $28.8 million. These increases were primarily attributable to increased contract activity at Simula Government Products principally resulting from an armor contract completed during the second quarter as well as increased sales of the Company's 16g commercial airliner passenger seat ("16g seat").

                                  SIMULA, INC.


Gross margins for the three months ended June 30, 1996 decreased 26% to $4.1 million from $5.6 million for the comparable period in 1995. The gross margin percentage for the three months ended June 30, 1996 decreased to 21% from 37% for the comparable period in 1995. Gross margins for the six months ended June 30, 1996 decreased 16% to $8.6 million from $10.2 million for the comparable period in 1995. The gross margin percentage for the six months ended June 30, 1996 decreased to 24% from 35% for the comparable period in 1995. As noted above, cost of revenue for the three and six month periods ended June 30, 1996 includes $2.1 million and $3.1 million for pre-contract costs. These costs primarily relate to adaptations of the existing capabilities of the Inflatable Tubular Structure ("ITS") and bulkhead airbag products which are not yet in production and the 16g seat which is in the initial phase of production. The inclusion of these costs is substantially offset by increased margins attributable to the increased revenue at Simula Government Products. Excluding the effect of expensing pre-contract costs, the gross margin percentage for the three and six months ended June 30, 1996 would have been 32%. The lower gross margin percentage is primarily attributable to lower individual gross margin percentages from the mix of contracts in process or completed during the period at Artcraft, Coach & Car and Simula Government Products.

Administrative expenses for the three months ended June 30, 1996 increased 16% to $4.2 million from $3.6 million for the comparable period in 1995. Administrative expenses for the six months ended June 30, 1996 increased 21% to $8.1 million from $6.7 million for the comparable period in 1996. These increases are primarily attributable to increased sales and marketing activities related to the commercial introduction of the Company's technologies, principally the 16g seat. Administrative expenses also include research and development costs related to the development of sensors. In addition, general administrative expenses incident to the management of the Company increased as a result of increased activity.

Operating (loss) income for the three months ended June 30, 1996 decreased $2.0 million to a loss of $48,860. Operating income for the six months ended June 30, 1996 decreased $3.1 million to $486,755. The reduction in operating income resulted primarily from the reduction in gross margins attributable to the expensing of pre-contract costs and increased administrative expenses noted above.

Interest expense for the three months ended June 30, 1996 increased 11% to $459,568 from $415,255 for the comparable period due to increased borrowings on the Company's credit facilities to fund its growth in working capital and fixed assets. Interest expense in the 1995 period is lower due to the repayment of debt with the proceeds from the secondary offering in April 1995. Interest expense for the six months ended June 30, 1996 decreased 18% to $791,251 from $970,427 for the comparable period in 1995 due to the higher level of debt outstanding in 1995 prior to the secondary offering in April 1995.

The effective income tax rate approximates 40% for both quarterly periods.

The change in accounting for precontract costs resulted in a charge to second quarter earnings of $1,273,961 or $.14 per share. After giving effect to this $.14 per share charge, the net loss for the second quarter of 1996 was $.03 per share or $305,428. Net income for the second quarter of 1995 was $936,995 or $.11 per share.

Generally accepted accounting principles require restatement of the first quarter of 1996 for the change in accounting for precontract costs to include the cumulative effect to December 31, 1995 of $3,239,948 or $.36 per share and the expensing of precontract costs capitalized in the first quarter of $563,247 or $.07 per share. As a result of the required restatement, the Company reported a loss before the cumulative effect of a change in accounting principle of $183,496 or $.02 per share and a net loss of $3.4 million or $.38 per share for the six months ended June 30, 1996. Net income for the six months ended June 30, 1995 was $1.6 million or $.20 per share.

                                  SIMULA, INC.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is greatly impacted by the nature of the billing provisions under its government contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract receivables increased $3.6 million and advances on contracts decreased $2.5 million for the six months ended June 30, 1996, principally due to the timing of billings and increased volume at Simula Government Products, Coach & Car and Artcraft.

Operating activities required the use of $ 8.1 million of cash during the six months ended June 30, 1996, compared to the use of $7.3 million of cash during the respective period in 1995. This resulted primarily from the working capital required for growth in contract activity and receivables noted above and to fund the $4.9 million investment in inventories primarily at Simula Government Products for upcoming contracts and Airline Interiors for the 16g seat. For the six months ended June 30, 1996 cash used in investing activities was $3.9 million, which was expended primarily for the purchase of manufacturing equipment for the ITS and computer and test equipment at Simula Government Products. Cash provided by financing activities was $9.2 million for the six months ended June 30, 1996, of which $6.7 million resulted from borrowings on the revolving credit facility primarily for working capital needs. The Company also borrowed $2.4 million under other borrowing arrangements primarily for the financing of fixed assets.

On October 20, 1995, the Company executed a loan agreement with First Interstate Bank, N.A. to provide up to $15,000,000 of credit. Ten million dollars of the facility is available under a revolving credit arrangement to finance working capital requirements and five million dollars is available under a five-year amortizing term loan for the financing of U.S. based equipment. The outstanding balances of the revolving credit facility and equipment facility at June 30, 1996 were $6.7 million and $3.1 million, respectively. As of August 12, 1996, the outstanding balance of the revolving credit facility is $7.7 million.

The Company is currently involved in negotiations with a variety of capital sources and believes it will be able to obtain the capital needed to address future operating and capital requirements. The target capital will be used to construct additional manufacturing and research facilities, fund research and development of new products directly or by acquisitions, purchase equipment and support working capital requirements attendant to growth in markets and revenues.

Included in current portion of long-term debt is a mortgage of $2.6 million on one of the Company's facilities. The Company is currently involved in negotiations with various lenders to refinance the mortgage and believes it will be able to refinance the mortgage on a long-term basis prior to its maturity in March of 1997.


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

                                  SIMULA, INC.

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


FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

The Company expects that during the remainder of fiscal 1996, it will devote significant resources to complete development and roll-out of new products and technologies, and to expand its manufacturing capability for such products, including CABS, BABS, IBAHRS, ITS and 16g airliner seats. The Company expects that in late 1996 and in 1997, it will begin to realize significant revenues from the introduction of these products. The other core businesses of the Company are expected to remain at current revenue levels.

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


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 20, 1996. Proxies were solicited pursuant to Section 14 of the Securities Exchange Act of 1934. The Company's definitive proxy was filed with the Commission on May 13, 1996. Excluding Broker Non-Votes, the total number of shares eligible to constitute a quorum was 6,416,683. Accordingly, under Arizona law, 3,208,342 shares constituted a quorum; 8,100,016 shares were voted at the meeting.

At the meeting, all of the directors were re-elected. In addition, other matters voted on at the meeting and the number of shares voting with respect to each were as follows: Amendment and Restatement of the Company's Articles of Incorporation to conform to recent changes to Arizona law, 99.9% For, 0.1% Abstain, 0% Against; adoption of the Employee Stock Purchase Plan, 97.9% For, 0.4% Abstain, 1.7% Against; and, Amendment of the 1994 Stock Option Plan, 86.4% For, 0.8 % Abstain,12.7% Against.

ITEM 6.  EXHIBITS.

Exhibit No. 11 - Earnings per Share.

Exhibit No. 27 - Financial Data Schedule.

                                  SIMULA, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SIMULA, INC.



DATE:      August 13, 1996                    /s/  Donald W. Townsend
        ---------------------               ------------------------------------

                                            DONALD W. TOWNSEND
                                            President
                                            Chief Operating Officer


                                              /s/  Sean K. Nolen
                                            ------------------------------------
                                            SEAN K. NOLEN
                                            Chief Financial Officer