Form 10-Q/A
period 1996-06-30
SIMULA INC
filed 1996-10-03
CIK 885080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

                                  SIMULA, INC.

                                      INDEX



                                                                           PAGE
                                                                           ----

Item 6 - Exhibits .......................................................   3

SIGNATURE................................................................   4

                                  SIMULA, INC.

ITEM 6.  EXHIBITS.

Exhibit 18 - Letter re change in accounting principles.

                                  SIMULA, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SIMULA, INC.



DATE:      October 3, 1996                    /s/  Donald W. Townsend
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