Form 10-Q
period 1996-09-30
SIMULA INC
filed 1996-11-14
CIK 885080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1996
                         Commission File Number 1-12410



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

                (1)                       YES  X                     NO
                (2)                       YES  X                     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                               Outstanding at
                   Class                                     September 30, 1996
                   -----                                     ------------------

        Common Stock, $.01 par value                              8,977,623

                                  SIMULA, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                                       PAGE
                                                                                       ----
Item 1 - Interim Consolidated Financial Statements

         Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995.....................................   2

         Consolidated Statements of Operations
              Three Months and Nine Months Ended September 30, 1996 and 1995..........   3

         Consolidated Statement of Shareholders' Equity
              Nine Months Ended September 30, 1996 ...................................   4

         Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1996 and 1995...........................   5

         Notes to Interim Consolidated Financial Statements ..........................   6

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition...........................   9


PART II - OTHER INFORMATION

Item 5 - Other Information ...........................................................  13

Item 6 - Exhibits ....................................................................  13

SIGNATURE.............................................................................  15

PART I - FINANCIAL INFORMATION
ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                           ASSETS                             September 30, 1996     December 31, 1995
                                                              ------------------     -----------------

CURRENT ASSETS:
     Cash and cash equivalents                                    $  3,698,715        $ 3,175,172
     Contract and trade receivables  - net                          24,936,961         25,221,504
     Income taxes receivable                                         4,056,440
     Inventories                                                    16,375,590          8,104,194
     Prepaid expenses and other                                        798,418            762,836
                                                                  ------------        -----------

     Total current assets                                           49,866,124         37,263,706

PROPERTY, EQUIPMENT AND LEASEHOLD
     IMPROVEMENTS - NET                                             21,235,922         15,778,819
DEFERRED COSTS                                                         993,322          6,385,328
INTANGIBLES - NET                                                   13,473,850         13,870,005
OTHER ASSETS                                                         1,218,517          1,441,278
                                                                  ------------        -----------

     TOTAL ASSETS                                                 $ 86,787,735        $74,739,136
                                                                  ============        ===========

             LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                     $  2,350,000
     Trade accounts payable                                          7,340,621        $ 7,884,141
     Other accrued liabilities                                       3,941,586          2,607,849
     Advances on contracts                                           1,146,871          3,920,533
     Deferred income taxes                                               8,000              8,000
     Current portion of long-term debt                               4,067,392          1,367,187
                                                                  ------------        -----------

     Total current liabilities                                      18,854,470         15,787,710

LONG-TERM DEBT - Less current portion                               24,926,001         11,261,365
DEFERRED INCOME TAXES                                                  158,000            158,000
                                                                  ------------        -----------

     TOTAL LIABILITIES                                              43,938,471         27,207,075
                                                                  ------------        -----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value - authorized
         50,000,000 shares; issued 8,977,623 (1996) and
          8,970,626(1995) shares                                        89,776             89,706
     Additional paid-in capital                                     38,741,806         37,981,759
     Retained earnings                                               4,017,682          9,740,434
     Treasury stock, at cost - 82,500 shares (1995)                                      (279,838)
                                                                  ------------        -----------

     Total shareholders' equity                                     42,849,264         47,532,061
                                                                  ------------        -----------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $ 86,787,735        $74,739,136
                                                                  ============        ===========

See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   -----------------------------     ----------------------------
                                                                      1996             1995             1996            1995
                                                                   ------------     ------------     ------------     -----------

REVENUE                                                            $ 12,914,643     $ 14,856,257     $ 49,272,985     $43,658,227

COST OF  REVENUE                                                     10,765,168        9,396,431       38,560,137      27,983,514
                                                                   ------------     ------------     ------------     -----------

GROSS MARGIN                                                          2,149,475        5,459,826       10,712,848      15,674,713

ADMINISTRATIVE EXPENSES                                               4,920,884        4,183,626       12,997,502      10,839,714
                                                                   ------------     ------------     ------------     -----------

OPERATING  (LOSS) INCOME                                             (2,771,409)       1,276,200       (2,284,654)      4,834,999

INTEREST EXPENSE                                                        685,083          378,809        1,476,334       1,349,236
                                                                   ------------     ------------     ------------     -----------

(LOSS) INCOME BEFORE TAXES                                           (3,456,492)         897,391       (3,760,988)      3,485,763

INCOME TAX (BENEFIT) EXPENSE                                         (1,369,000)        (241,791)      (1,490,000)        793,509
                                                                   ------------     ------------     ------------     -----------

(LOSS) EARNINGS BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING  PRINCIPLE                                (2,087,492)       1,139,182       (2,270,988)      2,692,254

CUMULATIVE EFFECT ON PRIOR YEARS (TO
    DECEMBER 31, 1995) OF CHANGING ACCOUNTING
    FOR PRE-CONTRACT COSTS - Net of related income tax
    benefit of $2,160,000                                                                               3,239,948
                                                                   ------------     ------------     ------------     -----------

NET (LOSS) EARNINGS                                                ($ 2,087,492)    $  1,139,182     ($ 5,510,936)    $ 2,692,254
                                                                   ============     ============     ============     ===========

Per share amounts:
     (Loss) earnings  before cumulative effect of a change
      in accounting principle                                            ($0.23)           $0.13           ($0.26)          $0.33
     Cumulative effect on prior years (to December 31, 1995)
         of changing accounting for pre-contract costs                                                      (0.36)
                                                                   ------------     ------------     ------------     -----------
     Net (loss) earnings                                                 ($0.23)           $0.13           ($0.62)          $0.33
                                                                   ============     ============     ============     ===========

Weighted average shares outstanding                                   8,972,221        9,060,515        8,935,259       8,179,680
                                                                   ============     ============     ============     ===========

See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

                                         Class A
                              ------------------------------         Additional                                          Total
                                 Issued         Common Stock          Paid-in           Retained         Treasury     Shareholders'
                                 Shares             Amount            Capital           Earnings           Stock          Equity
                               ----------        -----------        ------------      -----------        ---------      -----------

BALANCE, JANUARY 1, 1996        8,970,627        $    89,706        $ 37,981,759      $ 9,740,434        $(279,838)     $47,532,061

Issuance of common
 shares for options                89,496                895             827,244                                            828,139


Retirement of
 treasury stock                   (82,500)              (825)            (67,197)        (211,816)         279,838                0

Net loss                                                                               (5,510,936)                       (5,510,936)
                               ----------        -----------        ------------      -----------        ---------      -----------

BALANCE,
SEPTEMBER 30, 1996              8,977,623        $    89,776        $ 38,741,806      $ 4,017,682        $       0      $42,849,264
                               ==========        ===========        ============      ===========        =========      ===========


See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                      1996                1995
                                                                                  ------------        ------------
OPERATING ACTIVITIES:
     Net (loss) earnings                                                          ($ 5,510,936)       $  2,692,254
     Adjustment to reconcile net (loss) earnings to net cash used by operating activities:
          Depreciation and amortization                                              2,232,454           1,751,921
          Gain on sale of property and equipment                                                          (185,693)
          Cumulative effect of change in accounting                                  5,399,948
     Changes in assets and liabilities:
          Contract and trade receivables                                            (2,489,119)         (9,515,669)
          Income tax receivable                                                     (4,056,440)
          Inventories                                                               (7,742,511)            554,470
          Prepaid expenses and other                                                   (35,582)         (1,341,944)
          Deferred costs                                                                     0          (3,181,548)
          Other assets                                                                 222,761            (658,526)
          Trade accounts payable                                                      (543,520)         (1,276,207)
          Other accrued liabilities                                                  1,333,737             542,126
                                                                                  ------------        ------------
     Net cash used by operating activities                                         (11,189,208)        (10,618,816)
                                                                                  ------------        ------------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                             (6,166,684)         (1,990,262)
     Proceeds from sale of property and equipment                                                          442,700
     Costs incurred to obtain intangibles                                             (444,325)           (355,418)
                                                                                  ------------        ------------
     Net cash  used in investing activities                                         (6,611,009)         (1,902,980)
                                                                                  ------------        ------------

FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving line of credit and                  2,350,000          (3,050,000)
       short-term debt
     Borrowings under long-term equipment lines of credit                            2,676,445           2,363,509
     Issuance of Series C Notes - net of issuance costs                             13,656,500
     Principal payments on long-term debt                                           (1,187,324)         (5,344,592)
     Issuance of common shares - net of expenses                                       828,139          26,497,203
                                                                                  ------------        ------------
     Net cash provided in financing activities                                      18,323,760          20,466,120
                                                                                  ------------        ------------

NET INCREASE  IN CASH                                                                  523,543           7,944,324

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,175,172           1,051,177
                                                                                  ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  3,698,715        $  8,995,501
                                                                                  ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Taxes paid                                                                   $    287,575        $  1,348,826
                                                                                  ============        ============
     Interest paid                                                                $    830,267        $  1,187,980
                                                                                  ============        ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     Property and equipment acquired under capital leases                         $    575,720        $    299,171
                                                                                  ============        ============
     Purchase accounting adjustments related to the acquisitions of Coach &
          Car and Artcraft:
          Additional liabilities offset against seller note payable                                   $  1,438,000
                                                                                                      ============
          Additional liabilities recognized upon final allocation of
           purchase price                                                                             $  2,415,000
                                                                                                      ============


See notes to interim consolidated financial statements.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

The $3.2 million cumulative effect of the change on prior years (after reduction for income taxes of $2.2 million) is included in operations of the nine months ended September 30, 1996. The effect of the change on the three months ended September 30, 1996 was to decrease net earnings by approximately $605,000 ($.06 per share); the effect of the change on the nine months ended September 30, 1996 was to decrease earnings before cumulative effect of a change in accounting principle $2.4 million ($.27 per share) and net earnings by $5.6 million ($.63 per share). The pro forma amounts reflect the effect of retroactive application on pre-contract costs, net of amortization, and the related income tax benefits.

The effect of the change on the first quarter of 1996 was as follows:

                                                                                    Three Months
                                                                                       Ended
                                                                                   March 31, 1996
                                                                                   --------------
Net income as originally reported                                                  $     685,179
Effect of change in accounting for pre-contract costs                                   (563,247)
                                                                                   -------------
Income before cumulative effect of a change in accounting principle                      121,932
Cumulative effect on prior years (to December 31, 1995) of
     changing accounting for pre-contract costs                                       (3,239,948)
                                                                                   -------------
Net loss as restated                                                               ($  3,118,016)
                                                                                   =============

Per share amounts:
     Net income as originally reported                                             $         .08
     Effect of change in accounting for pre-contract costs                                  (.07)
                                                                                   -------------
     Income before cumulative effect of a change in accounting principle                     .01
     Cumulative effect on prior years (to December 31, 1995) of
         changing accounting for pre-contract costs                                         (.36)
                                                                                   -------------
     Net loss as restated                                                          ($        .35)
                                                                                   =============

                                  SIMULA, INC.

Pro forma amounts assuming the change in accounting had been applied retroactively are as follows:

                                               Three Months           Nine Months
                                                  Ended                  Ended
                                              September 30,          September 30,
                                                   1995                   1995
                                              -------------          -------------

Net earnings (loss)                              ($213,076)          $   903,325
                                                 =========           ===========
Net earnings (loss) per share                    ($    .02)          $       .11
                                                 =========           ===========


NOTE 3 - CONTRACT RECEIVABLES:

Amounts receivable from the United States Government or receivable under United States Government related subcontracts are generally billed in the following month or when the contract and all options thereunder are completed. Amounts due on other commercial contracts are generally billed as shipments are made. Intercompany receivables have been eliminated.


NOTE 4 - INVENTORIES:

At September 30, 1996 and December 31, 1995, inventories consisted of the following:

                                            September 30, 1996    December 31, 1995
                                            -------------------   -----------------

Raw materials                                  $ 6,099,390            $3,319,958
Work in process                                  9,457,861             4,711,256
Finished goods                                     818,339                72,980
                                               -----------            ----------
   Total inventories                           $16,375,590            $8,104,194
                                               ===========            ==========

NOTE 5 - REVOLVING LINE OF CREDIT:

On October 20, 1995, the Company executed a loan agreement with Wells Fargo Bank (formerly First Interstate Bank, N.A.) to provide up to $15,000,000 of credit. Ten million dollars of the facility is available under a revolving credit arrangement to finance working capital requirements and five million dollars is available under a five-year amortizing term loan for the financing of U.S. based equipment. The outstanding balances of the revolving credit facility and equipment facility at September 30, 1996 were $2.4 million and $3.5 million, respectively. The Company has entered into a commitment with Wells Fargo Bank to increase the revolving line of credit to $20 million and extend its maturity to June 1998. The terms of the commitment are substantially the same as the current credit agreement and are subject to the completion of the applicable loan documents.

NOTE 6 - DEBT:

In September 1996, the Company issued $14.3 million of Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") in a private placement to accredited investors. The 10% Notes bear interest at 10% payable semi-annually and are due in September 1999. The notes are convertible into common stock of the Company at 103% of the average closing price of the Company's common stock as quoted on the New York Stock Exchange for the 10 consecutive trading days immediately preceding notice by the individual holder fixing the conversion price. As of September 30, 1996, these bonds were convertible into approximately 850,000 shares of the Company's common stock. The Company has the right to call the 10% Notes at par plus accrued interest through the date of redemption any time after June 15, 1997 and earlier under certain circumstances.

                                   SIMULA, INC


During the third quarter, the Company borrowed $1.7 million from Stanley Desjardins, its Chairman and a principle shareholder. These loans were on arms-length terms and conditions, unsecured and were repaid prior to September 30, 1996. Approximately $20,000 was paid to Mr. Desjardins by the Company during the third quarter for points and interest.

NOTE 7 - INCOME TAXES:

The tax provision for the three and nine month periods ended September 30, 1996 is proportionate to the federal and state combined rate of approximately 40%. The income tax provision for the three and nine month periods ended September 30, 1995 is disproportionate due to the realization of the historic tax attributes of an acquired subsidiary.

The income tax receivable at September 30, 1996 of $4.1 million primarily represents estimated refunds of income taxes paid in 1992 through 1995 and amounts which will be available to offset future taxable income. This receivable results from the Company changing its method of accounting for pre-contract costs for income tax purposes (Note 2) and operating losses incurred in 1996. The Company has filed its 1995 federal and state income tax returns and the resulting application for net operating loss carrybacks. In addition, the Company is currently in the process of amending prior income tax returns to reflect the change in accounting for pre-contract costs. Approximately $3.3 million of the receivable balance represents estimated refunds of income taxes previously paid.


NOTE 8 - SHAREHOLDERS' EQUITY:

During the second quarter of 1996, the Company retired 82,500 shares of treasury stock which had been acquired for a cost of $279,838.

Weighted average shares used to compute per share amounts for the three and nine month periods ended September 30, 1996 do not include common stock equivalents because their effect would be anti-dilutive. In addition, fully diluted earnings per share reflecting the effect of the 10% Notes is not presented because the effect would also be anti-dilutive.

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

Utilizing its proprietary safety technology, customer relationships, and manufacturing capacity and expertise, developed on its own and enhanced through acquisitions, the Company has developed and is introducing crashworthy seating systems for commercial airliners, a side-impact inflatable restraint system for automobiles, a bulkhead airbag system for commercial airliners, and two cockpit inflatable restraint systems for military aircraft. Through acquisitions, the Company has become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a prominent supplier of repair and refurbishing services for commercial airliner seating, including the installation of entertainment and communication systems.

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

In order to prepare for the production of the 16g commercial airliner seat ("16g Seat") in commercial quantities and the commercial introduction of the automotive Inflatable Tubular Structure ("ITS") and airliner bulkhead airbag, the Company has incurred significant pre-contract costs, which have been charged to expense in 1996. In prior years, such costs were capitalized. (See below and Note 2 of the Notes to Interim Consolidated Financial Statements). In order to support the introduction and production of these new products, the Company has incurred plant start-up costs and has also significantly increased expenses applicable to its corporate and sales infrastructure, which expenses were necessary to develop markets and support the production of these products that are anticipated to produce revenue in late 1996 and 1997. The Company's contracts for the ITS and airliner bulkhead airbag provide for deliveries of commercial quantities in 1997. Because of the limited revenues from these products in 1996, the costs associated with these products are expected to continue to negatively impact 1996 results. In addition, the Company has accelerated research and development expenses applicable to potential new products related to these technologies. The incurrence of all of these costs resulted in a loss before cumulative effect of the change in accounting principle of $2.3 million for the nine months ended September 30, 1996.

RESULTS OF OPERATIONS

During the second quarter of 1996, the Company adopted a new method of accounting for pre-contract costs as more fully described in Note 2 of the Notes to Interim Consolidated Financial Statements. Beginning in 1996, the Company now expenses these pre-contract costs as incurred rather than deferring these costs to be amortized over the revenue streams from the Company's customers. This change resulted in a cumulative catch-up adjustment for the effect of costs capitalized as of December 31, 1995. The effect of the change on the three months ended September 30, 1996 was to increase cost of revenue by $1.0 million, resulting in a reduction in net earnings before the cumulative effect of a change in accounting principle of approximately $605,000 ($.06 per share) net of the related income tax benefit. The effect of the change on the nine months ended September 30, 1996 was to increase cost of revenue by $4.1 million, resulting in a reduction in net earnings before cumulative effect of a change in accounting principle of $2.4

                                  SIMULA, INC.

million ($.27 per share) net of the related income tax benefit. In addition, net income for the nine months ended September 30, 1996 was reduced by $3.2 million ($.36 per share) for the cumulative effect on prior years (to December 31, 1995) of changing accounting for pre-contract costs. Assuming the change in accounting had been applied retroactively to the three and nine months ended September 30, 1995, cost of revenue would have increased $2.3 million to $11.7 million and $3.0 million to $31.0 million, respectively and gross margins would have decreased from 37% to 22 % and 36% to 29%, respectively.

Three and Nine Months Ended September 30, 1996 Compared to 1995

Revenue for the three months ended September 30, 1996 decreased 13% to $12.9 million from $14.9 million for the comparable period in 1995. This decrease was primarily due to reduced revenue from the sale and licensing of technology and a reduction in revenue from the Company's Intaero division as Coach & Car was repositioned to begin high volume manufacturing of the 16g Seat. Revenues for the nine months ended September 30, 1996 increased 13% to $49.2 million from $43.7 million. This increase was primarily attributable to increased contract activity at Simula Government Products principally resulting from an armor contract completed during the second quarter of 1996 offset by the decreases noted for the third quarter.

Gross margins for the three months ended September 30, 1996 decreased 61% to $2.1 million from $5.5 million for the comparable period in 1995. As a percent of sales, gross margin decreased to 17% from 37% for the comparable period in 1995. Gross margins for the nine months ended September 30, 1996 decreased 32% to $10.7 million from $15.7 million for the comparable period in 1995. As a percent of sales, gross margin decreased to 22% from 36% for the comparable period in 1995. The decrease in gross margins is primarily due to: 1) the expensing of pre-contract costs; 2) reduced throughput and therefore reduced revenue at Coach & Car as its manufacturing process was repositioned to begin high volume manufacturing of the 16g Seat; and 3) a reduction in technology sales which totaled $1.6 million in the 1995 period. As noted above, cost of revenue for the three and nine month periods ended September 30, 1996 includes $1.0 million and $4.1 million for pre-contract costs. These costs primarily relate to adaptations of the existing capabilities of the ITS and bulkhead airbag products which are not yet in production and the 16g Seat which is in the initial phase of production. The inclusion of these costs is offset by increased margins attributable to the increased revenue at Simula Government Products. Excluding the effect of expensing pre-contract costs, the gross margin percentage for the three and nine months ended September 30, 1996 would have been 24% and 30%, respectively. The lower gross margin percentage is primarily attributable to lower individual gross margin percentages from the mix of contracts in process or completed during the period at Artcraft, Coach & Car and Simula Government Products and reduced technology sales.

Administrative expenses for the three months ended September 30, 1996 increased 18% to $4.9 million from $4.2 million for the comparable period in 1995. Administrative expenses for the nine months ended September 30, 1996 increased 20% to $13.0 million from $10.8 million for the comparable period in 1996. These increases are primarily attributable to the continued expansion of the corporate and sales infrastructure related to the commercial introduction of the Company's technologies, principally the 16g Seat. Administrative expenses also include research and development costs related to the development of electronic sensors for potential applications in aircraft and automobiles. In addition, general administrative expenses have increased as a result of increased activity.

Operating (loss) income for the three months ended September 30, 1996 decreased $4.0 million to a loss of $2.8 million. Operating (loss) income for the nine months ended September 30, 1996 decreased $7.1 million to a loss of $2.3 million. The reduction in operating income resulted primarily from the reduction in gross margins and increased administrative expenses noted above. Excluding the effect of expensing pre-contract costs during the three months ended September 30, 1996, the operating loss would have been $1.8 million. This loss is primarily the result of the expansion of the corporate and sales infrastructure to support the 16g Seat which has not yet generated significant revenues and increased research and development.

Interest expense for the three months ended September 30, 1996 increased 81% to approximately $685,000 from $379,000 for the comparable period in 1995. Interest expense for the nine months ended September 30, 1996 increased 9% to $1.5 million from $1.3 million for the comparable period in 1995. These increases are due to increased borrowings on the Company's credit facilities to fund its growth in working capital and fixed assets. In

                                  SIMULA, INC.


addition, approximately $8.1 million of debt was repaid in the second quarter of 1995 with a portion of the proceeds from the Company's 1995 public offering.

The effective income tax rate for the three and nine months ended September 30, 1996 approximates 40%. During 1995, the Company recognized the effects of historic tax attributes of an acquired subsidiary resulting in a net tax benefit of 27% for three months ended September 30, 1995 and a disproportionate tax provision of 23% for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract receivables, net of advances on contracts, increased $2.5 million for the nine months ended September 30, 1996, principally due to the reduction of advances on contracts completed and in progress at Coach & Car and Artcraft.

Operating activities required the use of $11.2 million of cash during the nine months ended September 30, 1996, compared to the use of $10.6 million of cash during the same period in 1995. This resulted primarily from the working capital required for the reduction in advances on contracts noted above, and the funding of the $7.7 million investment in inventories primarily at Airline Interiors and Simula Government Products. The increase in inventories at Airline Interiors primarily represents the buildup necessary to support anticipated future deliveries of the 16g seat. The increase in inventories at Simula Government Products represents inventory necessary to support certain programs which require the buildup of components necessary to support rapid deliveries of various configurations of seats. In addition, both Airline Interiors and Simula Government Products have purchased inventory in larger quantities to reduce per unit costs.

Investing activities required the use of $6.6 million of cash during the nine months ended September 30, 1996 primarily for the purchase of manufacturing equipment for the ITS and 16g Seat and computer and test equipment at Simula Government Products.

Financing activities provided $18.3 million of cash during the nine months ended September 30, 1996, of which $2.4 million resulted from borrowings on the revolving credit facility primarily for working capital needs and $2.7 million resulted from borrowings on the equipment credit facility for the financing of fixed assets. In September 1996, the Company issued $14.3 million of Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") in a private placement to accredited investors. The 10% Notes bear interest at 10% payable semi-annually and are due in September 1999. The notes are convertible into common stock of the Company at 103% of the average closing price of the Company's common stock as quoted on the New York Stock Exchange for the 10 consecutive trading days immediately preceding notice by the individual holder fixing the conversion price. As of September 30, 1996, these bonds were convertible into approximately 850,000 shares of the Company's common stock. The Company has the right to call the 10% Notes at par plus accrued interest through the date of redemption any time after June 15, 1997 and earlier under certain circumstances.

On October 20, 1995, the Company executed a loan agreement with Wells Fargo Bank (formerly First Interstate Bank, N.A.) to provide up to $15,000,000 of credit. Ten million dollars of the facility is available under a revolving credit arrangement to finance working capital requirements and five million dollars is available under a five-year amortizing term loan for the financing of U.S. based equipment. The outstanding balances of the revolving credit facility and equipment facility at September 30, 1996 were $2.4 million and $3.5 million, respectively. The Company has entered into a commitment with Wells Fargo Bank to increase the revolving line of credit to $20 million and extend its maturity to June 1998. The terms of the commitment are substantially the same as the current credit agreement and are subject to the completion of the applicable loan documents.

Included in current portion of long-term debt is a mortgage of $2.6 million on one of the Company's facilities. The Company is involved in negotiations with various lenders to refinance the mortgage and believes it will be able to refinance the mortgage on a long-term basis prior to its maturity in March of 1997.

                                  SIMULA, INC.


As of September 30, 1996 and November 10, 1996, the Company has sufficient resources through its debt financing, cash flow from operations and its bank credit facilities to meet its current operating requirements. However, to address the anticipated markets for its new technologies and products, the Company will look to obtain additional capital. The raising of this additional capital will be primarily dependent upon prevailing market conditions and the demand for the Company's technologies and products. In relation to this, the Company filed a registration statement on October 4, 1996 for 1,200,000 shares of Convertible Preferred Stock. The terms, conditions, preferences and pricing of the Convertible Preferred Stock have not been set. This filing was made to enable the Company to more efficiently and timely pursue public capital sources should the market become favorable. The proceeds to be raised will be used to establish new and expand existing manufacturing facilities, primarily for the manufacture of aircraft and rail seating systems and components related to the Company's automobile inflatable restraint systems, working capital requirements attendant to growth in markets and revenues and other general corporate purposes, including potential future acquisitions.

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


FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

The Company expects that during the remainder of fiscal 1996, it will devote significant resources to complete development and roll-out of new products and technologies, and to expand its manufacturing capability for such products, including the ITS, 16g Seat, Cockpit Airbag System, Bulkhead Airbag System and Inflatable Body and Head Restraint System. The Company expects that in late 1996 and in 1997, it will begin to realize revenues from the introduction of these products. The other core businesses of the Company are expected to remain at current revenue levels.

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

                                  SIMULA, INC.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company filed a registration statement on October 4, 1996 for 1,200,000 shares of Convertible Preferred Stock. The terms, conditions, preferences and pricing of the Convertible Preferred Stock have not been set. This filing was made to enable the Company to more efficiently and timely pursue public capital sources should the market become favorable. The proceeds to be raised will be used to establish new and expand existing manufacturing facilities, primarily for the manufacture of aircraft and rail seating systems and components related to the Company's automobile inflatable restraint systems, working capital requirements attendant to growth in markets and revenues and other general corporate purposes, including potential future acquisitions.

ITEM 6.  EXHIBITS.

The following Exhibits are included pursuant to Item 601 of Regulation S-K.

  NO.                                               DESCRIPTION                                            REFERENCE
  ---                                               -----------                                            ---------

   3.1     Articles of Incorporation of Simula, Inc., as amended and restated..........................      (14)
   3.2     Bylaws of Simula, Inc., as amended and restated.............................................       (1)
   4.2     Indenture dated December 17, 1993 (including cross-reference sheet to Trust Indenture Act),
              as amended...............................................................................       (4)
   4.5     Amended and Restated Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the Registrant's issuance of Series C 10% Senior Subordinated
              Convertible Notes........................................................................      (14)
  10.4     Contract dated December 16, 1991, between Registrant and the United States Army Aviation
              Systems Command with respect to the IBAHRS project.......................................       (1)
  10.8     Employment Agreement between Registrant and Stanley P. Desjardins...........................       (1)
  10.9     Employment Agreement between Registrant and Donald W. Townsend..............................       (1)
  10.11    1992 Stock Option Plan......................................................................       (1)
  10.12    1992 Restricted Stock Plan..................................................................       (1)
  10.15    Asset Purchase Agreement dated August 2, 1993 between Simula, Inc. and
           Airline Interiors, Inc. ....................................................................       (3)
  10.16    Asset Purchase Agreement dated June 14, 1994, among Simula, Inc., CCEC Acquisition
             Corp. and Coach and Car Equipment Corporation.............................................       (5)
  10.17    Stock Purchase Agreement between Simula, Inc. and SouthTech, Inc. and shareholders dated
              July 1, 1994.............................................................................       (7)
  10.18    Asset Purchase Agreement dated September 30, 1994, among Simula, Inc., Artcraft
              Acquisition Corp., and Artcraft Industries Corp..........................................       (6)
  10.21    1994 Stock Option Plan......................................................................       (7)
  10.22    Agreements dated January 27, 1995 with Autoliv AB, including license agreement, frame
              supply agreement and joint development agreement.........................................       (8)
  10.23    Agreement with Jetstream Aircraft Limited...................................................       (8)
  10.24    Loan Agreement with First Interstate Bank, N.A. dated October 20, 1995.....................        (9)
  10.25    Asset Purchase Agreement dated November 1, 1995, between Comfab, Inc. and Stanley P.
              Desjardins, d/b/a Desjardins Engineering; Services Agreement dated November 1, 1995, between Simula, Inc. and Comfab, Inc.; Promissory Note of Stanley P. Desjardins, d/b/a
              Desjardins Engineering, dated November 1, 1995, for the purchase price of Comfab, Inc. .       (10)
  10.26    Simula, Inc. Employee Stock Purchase Plan...................................................      (11)
  10.27    Promissory Note representing $650,000 loan from Stanley P. Desjardins dated August 12,
              1996.....................................................................................      (14)
  10.28    Promissory Note representing $1,000,000 loan from Stanley P. Desjardins dated August 14,
              1996.....................................................................................      (14)
 *11.      Earnings Per Share..........................................................................
  18.      Preference Letter re change in accounting principles........................................      (13)
  24.      Powers of Attorney -- Directors.............................................................      (10)
 *27.      Financial Data Schedule ....................................................................

                                  SIMULA, INC.



----------

* Filed herewith.


     (1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

     (2)  Filed with Form 10-KSB for the year ended December 31, 1992.

     (3)  Filed with current Report on Form 8-K, dated August 2, 1993.

     (4) Filed with Registration Statement on Form SB-2, No. 33-61028 under the Securities Act of 1933, effective December 10, 1993.

     (5)  Filed with current Report on Form 8-K, dated June 14, 1994.

     (6)  Filed with current Report on Form 8-K, dated September 30, 1994.

     (7) Filed with Registration Statement on Form SB-2, No. 33-87582, under the Securities Act of 1933, effective December 28, 1994.

     (8) Filed with Registration Statement on Form S-1, No. 33-89186, under the Securities Act of 1933, effective March 28, 1995, as amended by Post-Effective Amendment No. 1, effective March 31, 1995.

     (9)  Filed with Report on Form 10-Q for the quarter ended September 30,
          1995.

     (10) Filed with Report on Form 10-K for the year ended December 31, 1995.

     (11) Filed with Definitive Proxy on May 14, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.

     (12) Filed with Report on Form 10-Q for the quarter ended June 30, 1996.

     (13) Filed with Report on Form 10-Q/A dated October 3, 1996, amending Report on Form 10-Q for the quarter ended June 30, 1996.

     (14) Filed with Registration Statement on Form S-3, File Number not yet assigned, filed on October 4, 1996.

                                  SIMULA, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SIMULA, INC.



DATE:     November 13, 1996                    /s/  Donald W. Townsend
         --------------------               --------------------------
                                              DONALD W. TOWNSEND
                                              President
                                              Chief Operating Officer


                                               /s/  Sean K. Nolen
                                             -------------------------
                                              SEAN K. NOLEN
                                              Chief Financial Officer