Form 10-K/A
period 1995-12-31
SIMULA INC
filed 1997-01-30
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 --------------


                                  FORM 10-K/A


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        Commission File No. 0-20003

                                  -------------

                                  SIMULA, INC.

             (Exact name of Registrant as specified in its charter)

        Arizona                                               86-0320129
(State of Incorporation)                        (I.R.S. Employer Identification
                                                               No.)


2700 North Central Avenue, Suite 1000                           85004
        Phoenix, Arizona                                      (Zip Code)
     (Address of principal
      executive offices)




       Registrant's telephone number, including area code: (602) 631-4005


           Securities registered pursuant to Section 12(g) of the Act:


                                 TITLE OF CLASS

                     Common Stock, par value $.01 per share
                     12% Senior Subordinated Notes Due 1998
                            (New York Stock Exchange)

                                  -------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No |_|

          Check if there is no disclosure of delinquent filings in this Form and no disclosure will be contained in the definitive Proxy incorporated by reference in Part III of this Form 10-K. /X/

                Issuer's revenue for its fiscal year: $59,088,613

          As of March 27, 1996, the number of shares of Common Stock outstanding was 8,943,127, and the aggregate market value of the Common Stock (based on the closing price as quoted on the New York Stock Exchange on that date) held by non-affiliates of Registrant was approximately $90,851,127. See Item 12.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Exhibit Index...........................................................  Page32

                                     PART I

ITEM  1.   BUSINESS

General

          The Company is a diversified technology and manufacturing company which is recognized as a world leader in crash safety and related technologies. The Company's technologies and products focus on protecting humans in motion. The Company designs and manufactures occupant safety systems and devices for a wide range of air, ground, and sea transportation vehicles. The Company's core technologies are in advanced systems, structures and materials applied to energy-absorbing seating, inflatable restraints, and composite materials.

          The Company is the leading provider in the world of crash-worthy seating systems for military and commercial aircraft, armor systems for occupant protection, and it is a leading new entrant in the market for inflatable restraint systems utilized in automobiles and aircraft. The Company is also the largest North American manufacturer of seating systems for rail and mass transit vehicles, and it is a newly emerging force in the manufacture of commercial airliner seating.

          The Company was organized in Arizona in 1975. In 1992, the Company made its initial public offering. In April 1993, the Company completed a corporate reorganization which resulted in the Company becoming a holding company for two principal wholly owned subsidiaries, Simula Government Products, Inc., which conducts the Company's government contracting business, and Intaero, Inc., which directly and through subsidiaries, conducts the Company's primary commercial businesses.

          Following its initial public offering of Common Stock in April 1992, the Company financed its growth primarily through public and private offerings of debt securities. In December 1993, the Company completed a public sale of $5.7 million of 12% Senior Subordinated Notes due in 1998. In April 1995, the Company completed a secondary offering of Common Stock, with net proceeds to the Company of approximately $25.6 million. To date, such proceeds have been utilized to expand manufacturing facilities, repay indebtedness, and for working capital. In September 1995, the Company completed a 3-for-2 forward split on its Common Stock. All relevant figures contained herein have been adjusted to reflect such stock split.

         In its last three fiscal years, the Company has experienced substantial growth resulting from strategic acquisitions, wider application of technologies, and new product introductions. The Company operates a total of ten subsidiaries. In addition to the businesses described above, subsidiaries' lines of business include an aviation crash investigation school, advanced composite technologies, and artificial intelligence computer systems.


          The Company maintains its principal executive offices at 2700 North Central Avenue, Suite 1000, Phoenix, Arizona 85004, and its telephone number is
(602) 631-4005. The Company through its subsidiaries operates facilities in metropolitan Phoenix, Arizona; Chicago, Illinois; Milwaukee, Wisconsin; San Diego, California; Asheville, North Carolina; and Albany, New York. Unless the context indicates otherwise, all references to the "Company" or "Simula" refer to Simula, Inc. and its subsidiaries.

BUSINESS STRATEGY

          The Company pursues a strategy designed to enable it to maintain its leadership position in its existing products, to introduce new products, and to enter new markets. Key elements of this strategy include technological proficiency through research and technology development, market focus, integrated manufacturing capacity, and acquisitions and strategic alliances.

Research and Technology Development

          The Company maintains an active research and development program to enhance its existing products and to develop new products and product applications. The goal of the Company's research and development efforts include timely moves to "productize" technologies, transfer technology among subsidiaries, and capitalizing on manufacturing and technological synergies in its various lines of business. Focus is on the development of technologically advanced, high performance, cost-efficient solutions to influence existing markets to prefer new solutions, or create entirely new markets.

Market Focus

          The Company focuses its primary efforts on occupant safety systems and other devices engineered to safeguard human life in a wide range of air, ground, and sea transportation vehicles. The Company's proprietary technology, industry knowledge and expertise, and long-standing involvement with governmental departments and agencies facilitate its ability to anticipate regulatory safety requirements and consumer safety issues and to develop products that address these concerns.

          The Company enhances and supports existing products by the development of a compatible "family" of products, for example, its various inflatable restraint technologies designed into four automobile applications, or the Company's airline interiors products.

         The Company endeavors to demonstrate the technological feasibility of new standards, provide the basis for new regulations, and utilize its technological expertise to develop and introduce products that meet these new standards and regulations ahead of competitors. The Company endeavors to remain at the forefront of industry developments and to be proactive in developing industry trends. In this regard, the Company authors the "Aircraft Crash Survival Design Guide," a five-volume text published by the United States Army regarding crash survival technology, which is commonly used worldwide as a guide in the design of crashworthy aircraft. The Company also co-authored "The Transport Seat Performance and Cost Benefit Study," a study commissioned by the FAA to analyze the performance of seats in commercial airliner accidents. This study, which was first published in October 1986, was cited as a principal consideration in the FAA's changes in commercial airliner seat design specifications. The Company also owns and operates the International Center for Safety Education ("ICSE"), a Phoenix-based training school established in 1958 that sponsors courses which have been attended by more than 5,000 investigators from United States and foreign government agencies, armed services, the aircraft industry, and the field of aviation medicine. The function of the school is to teach the analysis of aircraft behavior in a crash, the causes of injury or death to passengers and crew, and the design and structural changes that can be made to improve survivability.

Integrated Manufacturing Capacity

          The Company seeks to maintain integrated testing and manufacturing capacity for its products and for various product components. The Company believes this integration enables it to protect proprietary information, maintain quality control, and reduce dependence on the schedules, prices, and reliability of third-party suppliers. In this regard, the Company plans to continue to make substantial expenditures for property, plant, and equipment and for employee training, particularly with respect to new products.

Acquisitions and Strategic Alliances

          The Company seeks to acquire existing businesses and to enter into strategic alliances when it believes such acquisitions or strategic alliances will enable the Company to introduce new products or enhance its existing products, to exploit its technologies or acquire complementary technologies, to improve its manufacturing capabilities or distribution channels, or to obtain components or supplies necessary for its products. The Company also considers opportunities to enhance acquired businesses through management changes, cost controls, systems integration, and the development of new products incorporating its technologies.

PRODUCTS AND SERVICES

Aircraft Seating Systems and Components

         The Company's core business is the development and manufacture of seating products incorporating safety technology for use in a wide range of transportation vehicles. The Company has been a major supplier of crashworthy seating systems for military helicopters and other military aircraft to various branches of the United States armed forces and their prime defense contractors for approximately 20 years. The technology and products focus on reducing injury and increasing survivability in crashes involving aircraft. These crashworthy seating systems contain proprietary energy-absorbing components and devices that activate upon crash impact to absorb shock that otherwise would be absorbed by the seat occupant.

          Based on publicly available information and industry sources, the Company believes that it is the leading provider of crashworthy helicopter seats purchased by the United States armed forces, being the sole supplier for a total of 11 helicopter programs. Aircraft for which the Company has designed and manufactured seat assemblies for pilots, flight crews, troops, or SONAR operators include the AH-64A Apache attack helicopter; UH-60A Blackhawk transport and cargo helicopter; SH-60B Sea Hawk reconnaissance helicopter; SH-3 Sea King utility helicopter; CH-53 Sea Stallion transport and cargo helicopter; V-22 Osprey tilt-rotor aircraft; Indian Hindustan Aeronautics, Ltd. ALH utility helicopter; and C-17 fixed wing utility aircraft. Aircraft manufacturers in the Company's customer base include The Boeing Company, McDonnell Douglas Corporation, and Sikorsky Aircraft.

          Applying its crashworthy seat technology to the commercial airliner market, the Company, through its wholly-owned subsidiary Airline Interiors, Inc. ("Airline Interiors"), manufactures and sells commercial airline seating systems which implement FAA-mandated 16g technology. The Company's entrance into the airline seating market is an outgrowth of both the Company's technologies and Airline Interiors' traditional core business, in which it has become a prominent participant in the market for the repair, refurbishment, and retrofitting of commercial airliner seats. This business includes (i) the supply of seat components, including upholstery, cushioning, and fireblocking; (ii) the overhaul and modification of seat assemblies, including arm rests and tray tables; and (iii) the design and integration of communication and entertainment systems into airliner seats.

          The Company's prices and features of its commercial airliner seats are competitive with those of more established suppliers to the industry, but exceed existing and currently anticipated industry and regulatory standards for crashworthiness. The Company also believes that various developments in the airline industry may increase the demand for new crashworthy seats and for the repair, refurbishment, and retrofitting of existing airliner seats. These factors include the potential for increased federal regulation requiring improvements in passenger seat crashworthiness, increased safety concerns by passengers, the growth of airline travel, restructurings and reorganizations of airline carriers, the need to reconfigure and upgrade existing airliner interiors, the delivery of new airliners, and the growth of demand for communications and entertainment features in airliner seats.


Rail and Other Mass Transit Seats

          The Company, through its wholly-owned subsidiaries Coach and Car Equipment Corporation ("Coach and Car") and Artcraft Industries Corp. ("Artcraft), is the leading North American provider of seating systems for rail and other mass transit vehicles. Through an integrated design, development, and production capability, the Company supplies seating in a variety of styles, materials, colors, configurations, and optional features.

          The Company's seating systems include plastic or fiberglass seating systems for subways, cushioned and upholstered seating for other mass transit vehicles, and deluxe recliners for railroad cars. The seating systems feature lightweight construction; ease of installation and maintenance; vandal resistant, durable, and long-lasting components; reinforced structures for superior strength and support; fire and smoke resistance; sound and energy absorption; and passenger safety and comfort. Customers include Amtrak, ABB Traction, Inc., Bombardier, Inc., Morrison Knudsen Corporation, Siemens Duewag Corporation, and metropolitan transit authorities in New York, Chicago, and other areas.

          The Company believes that opportunities exist to accelerate growth in this seating business as a result of the need to expand and modernize mass transit systems across the United States, the Company's pursuit of international business, and, potentially, the application of various aspects of the Company's crashworthy and other safety technologies to rail and other mass transit vehicles.

Automobile Restraint Systems

          The Company developed, patented and is manufacturing an innovative, automobile inflatable restraint system, known as the inflatable tubular structure ("ITS"), that provides protection against head and neck injuries and passenger ejection resulting from side-impact collisions. The ITS is a tubular structure that occupies a stored position above a side window and inflates upon impact to extend diagonally across the side window. An automobile may be equipped with an ITS at each side window.

         The ITS provides protection in certain side-impact collisions beyond that provided by conventional airbags utilized in automobiles. Unlike a conventional airbag, which must be trapped by a structure such as a steering wheel, dashboard, or door, the ITS is attached to and supported by the structure of the vehicle frame and door pillars. During a side-impact crash, a tube located above the door inflates and becomes shorter in length, which causes it to drop out of its molding and form a tight diagonal structure across the side window. As a result, the ITS provides protection despite the window being open or breaking upon impact, whereas a conventional airbag would not have adequate support in these situations. Therefore, the ITS is able to substantially reduce head rotation to the side, preventing contact with vehicle components. Additionally, the diagonal arrangement of the activated ITS offers protection for occupants of differing sizes and weights, and in many types of side-impact and rollover collisions.

          The Company has developed various additional applications for the ITS. Through different configurations, the ITS provides protection to other parts of the body and in other types of collisions. Such applications include the inflatable tubular cushion ("ITC"), a seat mounted torso protection system; inflatable tubular bolster ("ITB"), a system to protect knees and legs; and various inflatable restraint, harness and belt applications.

          The Company is currently under contract to supply the ITS to BMW, a major European automobile manufacturer, for inclusion of the ITS initially in the 1997 models of its 700 Series of automobiles. The Company has a low volume production facility in Phoenix and is presently establishing a European manufacturing plant, in Northumberland County in the northeast of England, to manufacture the ITS in high volume. The Company, alone and with first tier component suppliers, is actively pursuing ITS and other product applications with other automobile manufacturers.

Aircraft Restraint Systems

          The Company has completed development of and plans to introduce into the marketplace various inflatable restraint systems for military and commercial aircraft. These systems include an inflatable body and head restraint system ("IBAHRS") for the protection of military helicopter crew members, a cockpit airbag system ("CABS") for military aircraft, and a bulkhead airbag system ("BABS") for passengers sitting immediately behind the bulkhead and other cabin partitions in commercial airliners.

          Under a contract with the United States Army, the Company served as the prime contractor for the development of the IBAHRS. Following the completion of the initial development, the Company was awarded a contract to serve as the prime contractor to complete the development, perform production design, produce hardware, and perform testing procedures for the IBAHRS. During a crash, the airbags inflate between the aviator and the seat harness causing the aviator to be pushed back into the seat and providing support under the aviator's chin to reduce the forward rotation of the head.

         The Company currently is engaged in research and development efforts for CABS under a contract with the United States Army. CABS incorporates airbags in a configuration surrounding the aviator that inflate following the detection by sensors of crash impact from a variety of directions. In addition, CABS protects against mishaps caused by accidental deployment during the normal operations of the aircraft.

          The Company developed BABS at its own expense to satisfy FAA regulations requiring protection against head injuries to passengers sitting immediately behind the bulkhead and other cabin partitions in commercial airliners certificated after 1988, which includes only complete new aircraft designs, representing a small percentage of aircraft currently in service. Prior to BABS, no other company had introduced a product that satisfied the FAA regulations, and newly certificated aircraft have operated under FAA waivers from the regulations. In addition, the regulations have not been extended to aircraft certificated prior to 1988. Although the Company believes that BABS satisfies the FAA regulations, the Company cannot assess whether the FAA will withdraw its waivers as a result of the forthcoming availability of BABS or extend its regulations to apply to presently exempt commercial airliners. The Company has a contract with Jetstream Aircraft Ltd. ("Jetstream"), a subsidiary of British Aerospace PLC, to manufacture and sell BABS for implementation of the system in the Jetstream JS-41. The Company is discussing BABS with other aircraft manufacturers.

          The Company is also developing the related systems for sensors, electronics and other applications for its inflatable restraint technology. These include utilization in ground transportation vehicles such as rail and other mass transit and military vehicles.

Composite Materials

          The Company has developed a variety of composite materials for integration in its products, sale to customers, and application in new products to be introduced by the Company and others. Composites are structures, typically made of layered materials, glues, resins, metal alloys, and ceramics, which provide advantages in terms of weight, flexibility, and strength over traditional metal components. Composite materials have a wide variety of product applications, ranging from shaped or molded plastic structures to advanced, lightweight, protective ballistic armor systems. Advanced composite materials with which the Company has expertise include fiber reinforcements of Kevlar, carbon, Spectra, S-glass, E-glass, and hybrid weaves. The Company also has the capability to process thermoset resins including epoxies, polyesters, vinyl esters, and others.

         The Company's principal composite products are high-strength, lightweight armor systems that have been incorporated into a variety of United States armed forces vehicles, including aircraft, naval landing craft, and personnel carriers. The Company believes that it is a principal supplier of such lightweight armor systems in the United States. The Company develops and manufacturers armor systems for seats as well as for structural and other vital components of aircraft. Aircraft components incorporating armors developed or produced by the Company include V-22 Osprey crew seats; C-17 cockpit components; AH-64A Apache crew seats; Blackhawk crew seats and floor armor; CH-53 Sea Stallion crew seats; United States Navy landing craft air cushion pilot station armor; and high mobility, multi-wheeled vehicles ("HMMWV") and transport vehicles ("HEMTT"). Other products include coil and cable armor and ballistic radomes. The Company has an on-site ballistics firing range, enabling it to conduct tests on armor products.

          The Company has recently combined its composite technologies with its neuro-network computer capabilities as part of the development of products known as "smart structures." Smart structures typically contain sensors and fiber optics that communicate through computers to monitor the health or status of a system or structure. As an example, military vehicles equipped with sensors incorporating "smart structure" technology can be remotely monitored for battlefield status. Similarly, structures such as bridges and overpasses can be remotely monitored to detect early signs of deterioration in structural integrity. The Company believes that the smart structure technology it is developing has significant potential in a variety of industrial and military applications.

          The Company believes composites, metal alloys, and various ceramics may increasingly become important materials in goods that require strong, advanced, or lightweight components. The Company's composites are currently incorporated in several products such as bicycles and sporting goods.

PROPRIETARY TECHNOLOGY

          The Company maintains a design, development, research, and engineering staff whose duties include the modification and improvement of existing products and the development of new products and applications. The Company regards its research, development, and engineering capabilities as a particular strength and intends to continue to emphasize this aspect of its business. The Company employs highly trained professionals engaged in product design, including research, development, and testing. The Company retains proprietary rights in the products and services it develops, including those initially financed under government contracts. The Company seeks to transfer all of its technology to product applications.

         The Company's costs for research and development in 1994 and 1995 were approximately $3.9 million and $6.5 million, respectively. These amounts include government-funded, other customer-funded, and Company-funded research and development contracts.


          The Company has patent protection on certain products. Much of its research and development generates proprietary technology. The Company's ability to compete effectively depends, in part, on its ability to maintain the proprietary nature of its technologies. The Company also relies on unpatented proprietary information and know-how, but there can be no assurance that others will not develop such information and know-how independently or otherwise obtain access to the Company's technology. The Company holds 13 patents, has 34 applications pending, and is developing 6 additional applications for filing. Patents protect inventions for up to a period of 20 years after the application is first filed. All of the Company's patents issued or applied for regarding its principal products, including ITS, ITC, ITB, and 16g seats, have been issued or pending for three years or less. The Company does not presently own or maintain any trademarks which are material to its business.


PRODUCTION AND MANUFACTURING

          The Company's production and manufacturing consist principally of tube bending and welding, molding, ceramic and composites composition and processing, sewing, upholstery, component fabrication, and final assembly, along with airbag and restraint assembly. After assembly, products are functionally tested on a sample basis as required by the contract. The Company's manufacturing capability features computer integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. Products manufactured for government programs must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing. Customers, and in some cases the United States Government as the end user, perform periodic quality audits of the manufacturing process. Certain customers and the United States Government periodically send representatives to the Company's facilities to monitor quality assurance.


          The Company intends to consolidate certain operations, expand and upgrade its existing manufacturing capabilities, and establish new manufacturing facilities in connection with the expansion of its seating and inflatable restraint businesses. The consolidation will principally place sewing and upholstery operations in a central location and place airline and train seat parts manufacturing in a central location. Such steps are for efficiency purposes and will not have a material effect on the Company's financial condition or results of operations. The Company has begun implementing its expansion plans and is presently establishing a high-volume manufacturing plant for the production of inflatable restraints in England.


MARKETING AND SALES

         The Company's marketing and sales activities in the government sector focus primarily upon identifying research and development and other contract opportunities with various agencies of the United States Government or with others acting as prime contractors on government projects. Key members of the Company's engineering, contracts, and product management staffs maintain close working relationships with representatives of the United States armed forces and their prime contractors. Through these relationships, the Company monitors needs, trends, and opportunities within current or potential military product lines.

          In marketing its commercial seating and restraint products, the Company endeavors to maintain close relationships with existing customers and to establish new customer relationships. Ongoing relationships and repeat customers are an important source of business for its current and new products. For example, the Company believes that its airliner seating refurbishment customers are excellent prospects for its proposed new airliner seats. The Company will rely in part on the established marketing capabilities of Autoliv in connection with the distribution of the Company's automobile restraint systems.


          The Company estimates that approximately 11% of its total revenue in 1995 resulted from products sold internationally, either directly by the Company, to the United States Government, or to domestic prime contractors for export. Historically, as United States Government contracts are awarded and filled, prime contractors have thereafter systematically marketed their products to foreign military allies, resulting in sales of the Company's products. The Company has also recently entered into development contracts directly with foreign military organizations. Accordingly, the Company anticipates that its international defense sales will continue to grow. The initial customer of the ITS is BMW, a European automobile manufacturer. The Company believes that there are opportunities for additional sales of the ITS, and for sales of commercial airliner and rail seating systems, in foreign markets and is conducting marketing efforts internationally. Countries in which the Company is actively marketing include Germany, France, England, and other EU countries, as well as Japan, India, Korea, Italy, Singapore, Australia, Canada, and China.


CUSTOMERS

          Sales of the Company's products to the United States Government represented approximately 18% of the Company's revenue in 1995. No other customer accounted for more than 10% of the Company's revenue during this period.

          The Company's historical and acquired businesses have relied to a great extent on relatively few major customers, although the mix of major customers has varied from year to year depending on the status of then current contracts. The loss of or reduction in sales to a major customer may have a more adverse effect on the Company's operations or financial condition than if the Company's revenue were less concentrated by customer.

         The Company believes that the United States Army and other branches of the United States armed forces, to which the Company has supplied products for approximately 20 years, will continue to represent major customers although the percentage of the Company's revenue attributable to them can be expected to decrease as a result of the Company's expanding commercial operations.

GOVERNMENT CONTRACTS

          The Company's major contracts with the United States Government fall into two categories: firm fixed-price contracts and, to a much lesser degree, cost-plus contracts. Under firm fixed-price contracts, the Company receives payments for work performed and products shipped without adjustment for actual costs incurred in connection with the contract. Under fixed-price government contracts requiring work with lead times in excess of six months prior to delivery, the Company receives progress payments, generally in an amount equal to between 80% and 95% of monthly costs, or milestone payments upon the occurrence of certain program achievements. Fixed-price contracts carry certain inherent risks, including underestimating costs, problems with new technologies, and economic and other changes that may occur over the contract period. Because of economies of scale that may be realized during the contract term, however, fixed-price contracts may offer significant profit potential. Under a cost-plus contract, the Company recovers its actual allowable costs incurred and a fixed fee.

          All of the Company's United States Government contracts and, in general, its subcontracts with the United States Government's prime contractors, provide that such contracts may be terminated at will by the United States Government or the prime contractor, respectively. However, in the event of a termination at will, the Company is normally entitled to recover the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for a demonstrated profit thereon or adjustment of loss if completion of performance would have resulted in a loss. While the Company has not experienced material contract terminations in the past, no assurance can be given that such terminations will not occur in the future for the convenience of the United States Government or prime contractors.

         During the proposal process for contracts, the Company must substantiate the basis for its proposal and disclose the basis and rationale used to determine the proposal price. For major contracts, the Company must certify that its price data are current, complete, and accurate as of the date of the price agreement. The accuracy and appropriateness of certain costs and expenses used to substantiate direct and indirect costs of the Company under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the DCAA, an arm of the United States Department of Defense. If the DCAA audit establishes overcharges or other discrepancies in costs or accounting, it can seek the repayment of such overcharges or other reconciliations. DCAA audits are routine in the defense contracting industry and the Company is subject to such audits.

COMPETITION

          The Company is the largest worldwide supplier of seating systems for military helicopters. The Company also is the largest supplier of transit and rail seating systems in North America and a prominent provider of airliner seat refurbishment. The commercial airliner seat market currently is dominated by Weber Aircraft, Inc., the newly-merged Burns Aerospace Corporation and B.E. Aerospace, Inc. and Sicma Aero Seat. The worldwide automobile airbag market is currently dominated by TRW, Morton International, Inc., Takata, Inc., and Autoliv, all of which are producing airbag systems in commercial quantities.

          The markets served by the Company's seating and inflatable restraint systems are intensely competitive. Most of the Company's competitors have greater marketing capabilities and financial resources than the Company. Many of these competitors are actively engaged in the research and development of new products and in the manufacture and sale of products which compete with the Company's products. The Company's present or future products could be rendered obsolete by technological advances by one or more of its competitors or by future entrants into its markets.

          Numerous suppliers compete for government defense contracts as prime contractors or subcontractors. Competition relates primarily to technical know-how, cost, and marketing efforts. The competition for government contracts relates primarily to the award of contracts for the development of proposed products rather than for the supply of products that have been developed under contracts.

RAW MATERIALS AND SUPPLIES

          The Company purchases raw materials, components, devices, and subassemblies from a wide variety of sources. Principal raw materials used by the Company include ceramics, Kevlar, aluminum, steel, upholstery and fabric products, and fireblocking foam. Components include restraints, harnesses, and gas generators for inflatable restraint products. The Company is not dependent upon any single supplier. Because of multiple sources of supply, the Company has not experienced difficulties in obtaining components and raw materials for its manufacturing and assembly processes. The Company is not party to any formal contracts regarding the delivery of its supplies and components, but instead generally purchases such items pursuant to individual or blanket purchase orders. Blanket purchase orders usually provide for the purchase of a large amount of items at fixed prices for delivery and payment on specific dates.

BACKLOG

          The Company's backlog at December 31, 1994 and 1995 was approximately $53 million and $58 million, respectively. The backlog at December 31, 1995 consisted of approximately $24 million under defense contracts and approximately $34 million with commercial customers.

          The backlog includes contracts for major products as well as for supplies and replacement components. In the case of government contracts, backlog consists of aggregate contract values for firm product orders, exclusive of the portion previously included in operating revenue utilizing the percentage completion accounting method. All orders included in the backlog are believed to be firm and are expected to be filled over the period from the present date to December 31, 1997.

EMPLOYEES

          As of December 31, 1995, the Company had approximately 700 full-time employees at its locations in Arizona, California, Illinois, New York, North Carolina and Wisconsin. This includes engineers and research and development personnel, manufacturing personnel, and administrative and other personnel. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel.

          In connection with a 1994 acquisition, the Company executed a collective bargaining agreement with the United Electrical Workers. The predecessor corporation's work force was similarly represented by the collective bargaining unit. The Company's other employees are not represented by a labor union and the Company has no knowledge of any organizing activities. The Company has never suffered a work stoppage and considers its relations with employees to be excellent.

ENVIRONMENTAL REGULATIONS

          The Company's operations are subject to a variety of federal, state, and local environmental regulations, including laws regulating air and water quality and hazardous materials and regulations implementing those laws. The Company's principal environmental focus is the handling and disposal of paints, solvents, and related materials in connection with product finishes, welding, and composite fabrication. The Company contracts with a qualified waste disposal company for services. The Company regards its business as being subject to customary environmental regulations but does not face unique or special problems. The cost to the Company of complying with environmental regulations is not significant.

ITEM  2.   PROPERTIES

          The Company owns and occupies three separate buildings in Phoenix, aggregating 115,000 square feet. One building, located in a Phoenix business park, consists of 25,000 square feet and is occupied by the research and technology development, testing laboratories, and the information services departments. The second and third buildings are located nearby in a Tempe, Arizona, business park and consist of adjacent 60,000 and 30,000 square foot facilities which are occupied by the manufacturing (including assembly, production control, and composites), engineering, product management, contracts, human resources, material, and product control (including quality assurance) departments. The Company's administrative, finance and legal offices are located in Phoenix, Arizona.


          In addition to the properties which the Company owns and operates, the Company also leases two separate manufacturing facilities in the Phoenix metropolitan area. One facility houses administrative offices and contains a low rate initial production manufacturing area for the Company's inflatable restraints. The second building, located in Tempe, houses administrative offices and contains the manufacturing facility for the Company's advanced composite products. The Company also leases a facility in Sedona, Arizona, for research and development activities.

          The Company leases a facility in San Diego housing administrative offices and manufacturing operations for the manufacture of new commercial airline seats and airline seat refurbishment.

          The Company subleases a 110,000 square foot manufacturing facility in Elk Grove Village, Illinois, which includes certain administrative offices and manufacturing and assembly operations for mass transit and rail seats. The sublease expires in 1998. Under a short-term lease the Company also utilizes a 20,000 square foot facility in Albany, New York, for assembly of railway seating systems for customers in New York. The Company also leases a 45,000 square foot facility in Milwaukee, Wisconsin, housing administrative offices and manufacturing operations for its rail and transit seat business. The lease extends until 1999. In addition the Company also leases a facility in Asheville, North Carolina which houses administrative offices, research and development labs and manufacturing operations.

         The Company believes its present administrative facilities are adequate for the foreseeable future. The Company is presently establishing a high-volume production facility in England for the manufacture of inflatable restraints, and intends to expand existing or establish new manufacturing facilities for certain of its other products, such as commercial airline seating systems. The Company is also studying the acquisition of land and construction of a building northwest of Phoenix, for production of aircraft inflatable restraint products and armor products.

                                     PART II

ITEM  3.   LEGAL PROCEEDINGS

         The Company is not a party to any material threatened or pending litigation.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of fiscal 1995 to a vote of security holders, through the solicitation of proxies, or otherwise.

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed on the New York Stock Exchange under the symbol "SMU" since January 31, 1996. From October 14, 1993 until January 30, 1996, the Company's Common Stock traded on the American Stock Exchange, and from April 14, 1992 until October 13, 1993, the Company's Common Stock traded on the Nasdaq National Market System.

          On September 28, 1995, the Company completed a 3-for-2 forward stock split for all holders of record of the Company's Common Stock as of September 15, 1995, thereby increasing the number of shares of the Company's Common Stock issued and outstanding from 5,904,647 to 8,856,952.

          Giving effect to the stock split, the following table sets forth the quarterly high and low closing prices of the Company's Common Stock for each calendar quarter of the years indicated.

                                                      High                 Low

1994:

First Quarter....................................... $ 6.25              $ 3.58
Second Quarter......................................   7.67                4.89
Third Quarter.......................................  12.50                6.67
Fourth Quarter......................................  16.67               11.58

1995:

First Quarter....................................... $14.92              $12.83
Second Quarter......................................  16.42               13.50
Third Quarter.......................................  25.13               14.83
Fourth Quarter......................................  24.13               16.50

1996:

First Quarter (through March 27).................... $19.25              $12.75

          The number of holders of the Common Stock of the Company, including beneficial holders of shares held in street name, as of the close of business on December 29, 1995, is estimated to be greater than 2200. On March 27, 1996, the closing price of the Common Stock was $17.50 per share.

ITEM  6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The Selected Financial Data presented below has been derived from historical audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 1995. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto.



                                                                                   Year Ended December 31,
                                                        --------------------------------------------------------------------------
                                                          1995             1994            1993             1992            1991
                                                        --------         --------        --------         --------        --------
                                                                         (Dollars in thousands, except per share data)

INCOME STATEMENT DATA:
Revenue.............................................. $   59,089       $   41,158      $   24,781       $   18,833      $   15,144
Cost of revenue......................................     36,622           27,709          15,728           12,135           9,967
                                                        --------         --------        --------         --------        --------
Gross margin.........................................     22,467           13,449           9,053            6,698           5,177
Administrative expenses..............................     15,609            8,265           5,469            4,311           3,088
Unusual item.........................................                                         919
                                                        --------         --------        --------         --------        --------
Operating income.....................................      6,858            5,184           2,665            2,387           2,089
Interest income......................................        440               22                               57
Interest expense.....................................      2,030            1,832             800              209             357
                                                        --------         --------        --------         --------        --------
Income before taxes..................................      5,268            3,374           1,865            2,235           1,732
Income taxes.........................................      1,166            1,260             744              965
                                                        --------         --------        --------         --------        --------
Net earnings(1)...................................... $    4,102       $    2,114      $    1,121       $    1,270      $    1,732
                                                        ========         ========        ========         ========        ========
Net earnings per share............................... $      .48       $      .37      $      .22              ---             ---
Pro forma net earnings per
share(1).............................................                                                   $      .29      $      .31
Weighted average shares
outstanding..........................................  8,576,817        5,704,926       5,024,679        4,608,825       3,571,940
OTHER DATA:
Research and development:
  Funded by the Company.............................. $    1,419       $      688      $      376       $      240      $      127
  Funded through contracts........................... $    4,722       $    3,165      $    1,813       $    4,529      $    1,161





                                                                                         DECEMBER 31,
                                                         -------------------------------------------------------------------------
BALANCE SHEET DATA:                                        1995            1994             1993             1992            1991
                                                         -------          -------         -------          -------         -------
Assets:
  Current assets.....................................    $37,264          $20,594         $13,779          $ 9,616         $ 7,014
  Property and equipment.............................     15,779           13,199           7,803            7,540           1,330
  Deferred costs.....................................      6,385            1,460           1,460              595             542
  Intangibles........................................     13,870           12,164           3,517              169
  Other..............................................      1,441              274             228               87             187
                                                         -------          -------         -------          -------         -------
Total assets.........................................    $74,739          $47,691         $26,787          $18,007         $ 9,073
                                                         =======          =======         =======          =======         =======
Liabilities:
  Current liabilities................................    $15,788          $15,358         $ 5,570          $ 5,567         $ 4,817
  Long-term debt.....................................     11,261           15,339          12,794            4,839           1,456
  Other..............................................        158              345             345              369               0
                                                         -------          -------         -------          -------         -------
Total liabilities....................................     27,207           31,042          18,709           10,775           6,273
Shareholders' equity.................................     47,532           16,649           8,078            7,232           2,800
                                                         -------          -------         -------          -------         -------
                                                         $74,739          $47,691         $26,787          $18,007         $ 9,073
                                                         =======          =======         =======          =======         =======


---------------------------

(1) Prior to the Company's April 1992 initial public offering, the Company was an S Corporation for tax purposes. Pro forma net earnings for 1991 and 1992, reflecting pro forma tax provisions and the elimination of certain expenses, were $1,123,000, and $1,313,000, respectively.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

GENERAL:


        The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three years ended December 31, 1995 compared to the same periods of the prior years. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. This Form 10-K contains certain forward-looking statements and information. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual future results could differ materially from those discussed herein.


OVERVIEW
        The Company designs and manufactures occupant safety systems and devices engineered to safeguard human life in a wide range of air, ground, and sea transportation vehicles. Utilizing substantial proprietary technology in energy-absorbing seating, inflatable restraints, and composite materials which the Company has developed over may years, the Company focuses on reducing injury and increasing survivability in vehicle crashes.

        Through recent acquisitions, the Company has become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a prominent supplier of repair and refurbishing services for commercial airliner seating, including the installation of entertainment and communication systems. Utilizing its proprietary safety technology, customer relationships, and manufacturing capacity and expertise, recently enhanced through acquisitions, the Company has introduced crashworthy seating systems for commercial airliners, a side-impact inflatable restraint system for automobiles, a bulkhead airbag system for commercial airliners, and two cockpit inflatable restraint systems for military aircraft.


        In 1993, management made a strategic decision to enter the commercial aircraft seating market to bring its proprietary energy-absorbant technologies to a new industry and take advantage of positive industry trends. To implement its decision, the Company completed three acquisitions that allowed it to develop the necessary infrastructure to support future growth. In August 1993, the Company acquired Airline Interiors, Inc. (the "Airline Acquisition"), which was primarily involved with the refurbishment, reupholstery, reconditioning, and reconfiguring of existing passenger seats. The Airline Acquisition provided certain FAA certifications, enhanced the Company's management team and customer base, and provided substantial assembly capacity. During 1994, the Company acquired Coach and Car Equipment Corporation ("Coach and Car") and Artcraft Industries Corp. ("Artcraft"). The acquisitions of Coach and Car and Artcraft are collectively referred to as the 1994 Acquisitions. The 1994 Acquisitions' existing operations included providing a majority of all manufacturing and refurbishment of rail and mass transit seating systems in North America. The 1994 Acquisitions also provided the Company with substantial large-scale manufacturing capacity and synergies, which will be utilized in the production of its 16g Seat. The Company has taken advantage of the synergies between these three entities in the manufacture of rail and mass transit seating systems. While each of these businesses individually contribute to the consolidated earnings of the Company, their full strategic value will not be realized until the Company begins large scale manufacturing of its 16g Seat. As a result of the size and timing of its acquisitions, the financial statements for the years 1993, 1994, and 1995 may not be directly comparable.

        Simula's revenue has historically been derived from three sources: sales of Company manufactured products; contract research and development for third parties; and technology sales and royalties. A substantial portion of its current revenue is accounted for under the percentage of completion method of accounting. Under this method, revenue is recorded as production progresses so that revenue less costs incurred to date yields the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts. During 1993, 1994, and 1995, the Company incurred costs related to third-party contract research of $1.8 million, $3.2 million and $4.7 million, respectively. Technology sales and royalties in 1993, 1994, and 1995 totaled $100,000, $400,000 and $2,800,000, respectively.

        The Company is a holding company for wholly owned subsidiaries, principally including Simula Government Products, Inc. ("Simula Government Products"), an entity conducting the Company's defense business, and Intaero, Inc., ("Intaero"), an entity conducting the Company's commercial seating businesses. The Company has established several developmental stage companies that engage primarily in research and development activities, with only minimal current revenue. In 1995, the Company established Simula Automotive Safety Devices, Inc. ("Simula ASD"), an entity which conducts substantially all of the Company's operations encompassing inflatable restraints for automobiles. Simula ASD will not have significant operations until 1997.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)


                                                  Year Ended December 31,
                                              -------------------------------
                                                1995        1994       1993
                                                ----        ----       ----
REVENUE
  Simula Government Products ..............   $25,533     $22,034     $21,344
  Intaero .................................    29,609      18,093       3,437
  Other ...................................     3,947       1,031           0
                                              -------     -------     -------
        Total .............................    59,089      41,158      24,781
                                              =======     =======     =======

GROSS MARGIN
  Simula Government Products ..............     9,632       8,652       8,210
  Intaero .................................     9,952       4,944         843
  Other ...................................     2,883        (147)          0
                                              -------     -------     -------
        Total .............................    22,467      13,449       9,053
                                              =======     =======     =======

ADMINISTRATIVE EXPENSES
  Simula Government Products ..............     6,337       5,114       4,760
  Intaero .................................     6,885       2,775         709
  Other ...................................     2,387         376           0
                                              -------     -------     -------
        Total .............................    15,609       8,265       5,469
                                              =======     =======     =======

OPERATING INCOME
  Simula Government Products ..............     3,295       3,038       2,448
  Intaero .................................     3,067       2,168         217
  Other ...................................       496         (22)          0
                                              -------     -------     -------
        Total .............................     6,858       5,184       2,665
                                              =======     =======     =======





RESULT OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of revenues.

                                      Year Ended December 31,
                                --------------------------------------
                                 1995    1994     1993    1992    1991
                                 ----    ----     ----    ----    ----
INCOME STATEMENT DATA
Revenue .....................    100%    100%     100%    100%    100%
Cost of revenue .............     62      67       63      64      66
Gross margin ................     38      33       37      36      34
Administrative expenses .....     26      20       22      23      20
Unusual item ................                       4
                                ----    ----     ----    ----    ----
Operating income ............     12      13       11      13      14
                                ====    ====     ====    ====    ====


1995 COMPARED TO 1994

        Revenue for the year ended December 31, 1995 increased 44% to $59.1 million from $41.2 million in 1994. Simula Government Products increased 16%, or $3.5 million as a result of increased contract activity including increases in funded research and development. Intaero revenue increased 64%, or $11.5 million, primarily as a result of the full year inclusion of the 1994 Acquisitions and the initial delivery of the 16g Seats. Other revenue increased principally as a result of technology sales and royalties of approximately $2.0 million in 1995.



        Gross margin for the year ended December 31, 1995 increased 67% to $22.5 million from $13.4 million for the comparable in 1994. The increase is attributable to increased revenue noted above. As a percent of sales, gross margin increased to 38% from 33%. Gross margin percentages of Simula
Government Products in 1995 decreased to 38% from 39%. The gross margin percentage at Intaero increased to 34% from 27% in 1994, primarily as a result of the full integration of the 1994 Acquisitions, which allowed the Company to increase its vertical integration, thereby eliminating several third-party vendors. These benefits were offset to a certain extent by the acceleration of two low-margin contracts that were committed to by Coach and Car prior to its acquisition by the Company. The gross margin percentage of the Other category increased to 73% from a negative margin of (14%) in 1994 as a result of the technology sales and royalties.



        Administrative expenses for the year ended December 31, 1995 increased 89% to $15.6 million from $8.3 million for the comparable periods in 1994. As a percent of sales, administrative expenses increased to 26% from 20%. Research and development expenses increased 106% to $1.4 million from approximately $700,000 as a result of the Company's increased investment in several products and developmental subsidiaries that are expected to begin generating revenue subsequent to 1996. Depreciation and amortization expenses increased 86% to $3.1 million from $1.7 million, primarily as a result of amortization relating to the 1994 Acquisitions. Simula Government Products administrative expenses increased 24% or $1.2 million, primarily as a result of increased activity and increased research and development. Intaero's administrative expenses increased 148% or $4.1 million, primarily as a result of the inclusion of the acquired companies for the entire 1995 period and the expansion of the corporate and sales infrastructure necessary to support the anticipated increase in activity related to the 16g Seat. Other administrative expenses increased 536% or $2.0 million, primarily as a result of an increased investment in personnel and operations of the Company's developmental subsidiaries.

        Operating income for the year ended December 31, 1995 increased 32% to $6.9 million from $5.2 million for the comparable period in 1994. Operating income increased as a result of the increase in revenue and gross margin percentage, partially offset by the increase in administrative costs.

        Interest expense for the year ended December 31, 1995 increased by approximately $200,000 over the comparable period in 1994 as a result of a higher average debt balance in 1995. Additional debt was incurred to finance working capital requirements and assumed in connection with the 1994 Acquisitions. Approximately $8.2 million of debt was retired in the second quarter of 1995 with a portion of the proceeds of the Company's 1995 public offering.

        The effective income tax rate was approximately 22% for 1995 and 37% for 1994. The decrease in the effective tax rate in 1995 is attributable to the realization of tax attributes of an acquired subsidiary. The effects of the tax attributes of this acquired subsidiary were substantially recognized in 1995. Accordingly, management does not expect that the remaining tax attributes will have a significant impact on the Company's effective income tax rate in future periods. See Note 10 to the Consolidated Financial Statements.

1994 COMPARED TO 1993

        Revenue for the year ended December 31, 1994 increased 66% to $41.2 million from $24.8 million for the comparable period in 1993. Revenue for Simula Government Products increased approximately 3% or $700,000, primarily as of result of increased activity in research and development contracts. Revenue for Intaero increased 426%, or $14.7 million as a result of a full year's inclusion of the Airline Acquisition and a partial year's inclusion of the 1994 Acquisitions. Other revenue increased $1.0 million as a result of the establishment of several early-stage companies in 1994.

        Gross margins for the year ended December 31, 1994 increased 49% to $13.4 million from $9.1 million for the comparable period in 1993. The increase was a result of the increase in revenue noted above. As a percentage of sales, gross margin decreased to 33% in 1994 from 37% in 1993. Gross margin percentage of Simula Government Products in 1994 and 1993 was relatively constant at 39%. The gross margin percentage at Intaero increased to 27% in 1994 from 25% in 1993, primarily as a result of the partial year inclusion of the 1994 Acquisitions which had a higher margin percentage.

        Administrative expenses for the year ended December 31, 1994 increased 51% to $8.3 million from $5.5 million in 1993. Research and development expense increased 83% to $700,000 from $400,000 in 1993. Depreciation and amortization expense increased $900,000 to $1.7 million from $800,000 as a result of the Airline Interiors acquisition. Administrative expenses for Simula Government Products increased 7% for 1994 from amounts for 1993 as a result of normal cost increases. Administrative expenses for Intaero increased 291% or $2.1 million as a result of the inclusion of administrative expenses of the acquired companies, including amortization of intangibles resulting from their respective acquisitions.

        The unusual item in 1993 resulted from the Company's obligation to pay certain settlement costs incurred in connection with a DCAA audit and the related Settlement Agreement and Release dated and effective on September 17, 1993.



        Operating income of the Company increased 95% in 1994 as compared to 1993. Operating income of Simula Government Products increased in 1994 compared to 1993, primarily as a result of the absence of an unusual item in 1994. Operating income of Intaero increased as a result of the incremental income resulting from the Airline Acquisition and the 1994 Acquisitions.



        Interest expense for 1994 increased from 1993 as a result of the issuance of the 12% Notes, the Series B 9% Convertible Notes (the "9% Notes"), and debt incurred to finance the working capital of Intaero. The increase in interest expense of Intaero represents the cost associated with debt incurred and assumed in the Airline Acquisition and the 1994 Acquisitions.

        The effective income tax rate approximated 40% for both such periods.

Liquidity and Capital Resources


         The Company has historically financed its operations through operating cash flow and lines of credit. In August 1993, the Company began to acquire companies, primarily with borrowed funds. The Company issued $5.7 million of 12% Senior Subordinated Notes in connection with the acquisition of Airline Interiors in August 1993; the Company issued approximately $6.5 million of 9% Senior Subordinated Convertible Notes in connection with the acquisition of Coach & Car in June 1994; and the Company issued Common Stock and assumed a bank line of credit of $1.7 million, of which $650,000 was repaid simultaneously with the closing, in connection with the acquisition of Artcraft in September 1994. These acquisitions resulted in substantially increased working capital needs to fund the large vendor payable balances, contract advances of Coach & Car existing at the date of acquisition, and the increase in receivables and inventories of all of the acquired companies after the dates of acquisition. In addition, restrictive covenants under the Company's then existing bank line of credit required the Company to seek alternative financing. In September 1994, prior to the closing of the Artcraft acquisition, the Company obtained an aggregate of $6.2 million of financing from three non-bank lenders, including $2.0 million from the Company's Chairman. Of this amount, $2.7 million was used to repay outstanding bank credit with the remainder used for working capital and the paydown of the assumed Artcraft bank debt.


         All of the 9% Senior Subordinated Convertible Notes were converted into Common Stock by December 31, 1994. The Company completed a secondary offering of Common Stock which closed and funded in April 1995. As a result of this offering, 2,328,750 shares were sold by the Company at $12 per share. The indebtedness described above was repaid at this time.

         The Company's liquidity is greatly impacted by the nature of the billing provisions under its government contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract receivables increased $15.1 million for the year ended December 31, 1995 principally due to the timing of billings and increased volume at Coach & Car and Simula Government Products, Inc.

         Operating activities required the use of $14.5 million of cash during the year ended December 31, 1995 compared to the use of $2.7 million of cash during 1994. This resulted primarily from the working capital required for growth in contract activity and receivables noted above and to fund the $5.6 million investment in technologies being adapted to meet our customers requirements and recorded as deferred costs at December 31, 1995. These technologies include most of the Company's new products including the ITS, 16g seat, bulkhead airbag and neural network capabilities. For the year ended December 31, 1995 cash used in investing activities was $3.4 million. For the period ended December 31, 1995, $3.8 million was expended for the acquisition of fixed assets. Cash provided by financing activities was $20.1 million for the year ended December 31, 1995, of which $26.4 million resulted from the sale of common shares, $8.1 million was used to retire indebtedness, and the remainder resulted from additional borrowings, net of the normal repayments.

         During the fiscal year of 1995, the Company completed its identification and quantification of certain preacquisition contingencies related to its acquisitions of Artcraft and Coach & Car. As a result, the Company adjusted the original purchase allocation of these acquisitions by increasing goodwill, recording certain liabilities and reducing certain liabilities to the sellers.

         The Company intends to make significant capital expenditures in connection with the construction of new manufacturing facilities for the expansion of its operations and introduction of new products. The Company will require capital to fund these anticipated capital expenditures and to fund the working capital required for the expansion of its operations. It is anticipated that cash flow from operations and the credit facility discussed below will be adequate to satisfy the Company's near-term capital requirements.

         On October 20, 1995, the Company executed a loan agreement with First Interstate Bank, N.A. to provide up to $15,000,000 of credit. As noted in Notes 7 and 8 of the Consolidated Financial Statements, ten million dollars of the facility is available under a revolving credit arrangement to finance working capital requirements and five million dollars is available under a five-year amortizing term loan for the financing of U.S. based equipment.

         As of December 31, 1995 and March 15, 1996, the Company has sufficient resources for meeting its operating capital requirements. Sufficient resources through the credit facility also exist to meet the near term strategic investments and capital requirements. However, to address the anticipated markets for its new technologies and products, the Company will likely look to obtain additional capital towards the end of 1996 or the first half of 1997. The target capital will be used to construct additional manufacturing and research facilities, purchase equipment and support working capital requirements attendant to growth in revenues.

INFLATION

         The Company does not believe that it is significantly impacted by inflation.

RESEARCH AND DEVELOPMENT

         The Company's research and development occurs primarily under fixed-price, government-funded contracts as well as Company-sponsored efforts. The revenue received under government-funded contracts is recorded under the percentage completion method of accounting, and the costs of independent research and development efforts are expensed as incurred.

         Historically, research and development efforts have fluctuated based upon available government-funded contracts. The Company anticipates that future fluctuations may also occur as a result of efforts to expand its inflatable restraint, commercial airliner seating, and rail seating technologies. As noted in Note 16 to the Consolidated Financial Statements, the Company expended $2.2 million in unfunded research and development in 1995 to advance its primary new commercial technologies.

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

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

         The Company expects that during fiscal 1996, it will devote significant resources to complete development and roll-out of new products and technologies, and to expand its manufacturing capability for such products, including, CABS, BABS, IBAHRS, ITS, and 16g airliner seats. The Company expects that in late 1996 and in 1997, it will begin to realize significant revenues from the introduction of these products. The other core businesses of the Company are expected to remain at current revenue levels.

         The Company's operating results are affected by a wide variety of factors which could adversely impact its revenues and profitability, many of which are beyond the control of the Company. The factors include the Company's ability to design and introduce new products on a timely basis; market acceptance and demand of both the Company's and its customers' products; the level of orders which are received and can be shipped in a quarter; customer order patterns and seasonality; changes in product mix; product performance and reliability; product obsolescence; the amount of any product returns; availability and utilization of manufacturing capacity; fluctuations in manufacturing yield; the availability and cost of raw materials, equipment, and other supplies; the cyclical nature of the airline, rail and automobile industries and other markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company. The Company's products are incorporated into a variety of transportation vehicles. A slowdown in demand for new transportation vehicles or modifications services to transportation vehicles as a result of economic or other conditions in the United States or worldwide markets served by the Company and its customers or other broad-based factors could adversely affect the Company's operating results or financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are set forth in this report on Form 10-K commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS

         The following sets forth certain information with respect to directors and executive officers of the Company.

        NAME                            AGE                    POSITION
        ----                            ---                    --------

Stanley P. Desjardins                   65         Chairman of the Board of Directors
Donald W. Townsend                      56         President and Director
Kevin W. Clark                          36         Vice President of Finance, Treasurer, and Director
Bradley P. Forst                        42         Vice President, General Counsel, Secretary and Director
James C. Withers                        62         Director
Robert D. Olliver                       69         Director
Scott E. Miller                         36         Director
Ian Grant                               61         Director


          Stanley P. Desjardins. Mr. Desjardins founded the Company in 1975 and has served as Chairman since that time. He was President from 1975 until October 1994. Mr. Desjardins pioneered crashworthy seating technology for the United States armed forces and continues to work on technology development as a recognized world expert in the field. He has over 35 years of experience in research and development of aerospace systems and components, including over 20 years in research and development of technology for improving survival in vehicle crashes. Prior to forming the Company, Mr. Desjardins was Manager of Aircraft Safety for a division of Ultrasystems, Inc., where he managed research programs involving the crashworthiness of aircraft seating and restraint systems. From 1958 to 1968 he held various positions in missile programs with Thiokol Chemical Corporation. His work has resulted in several United States patents related to energy-absorption and rocket nozzle design. He is the author or co-author of 26 technical articles related to his research. Mr. Desjardins is a member of the American Helicopter Society, the Survival and Flight Equipment Association, the Arizona Innovation Network, The Center for Aerospace Safety Education, and The Governor's Science and Technology Council (Arizona).

          Donald W. Townsend. Mr. Townsend has served as President since October 1994. He was Executive Vice President from 1989 to 1994, Treasurer and Secretary from 1986 until 1994, and has been a Director since 1989. Prior to joining the Company in 1985, Mr. Townsend was employed by Walled Lake Door Company, a manufacturer of wooden doors, in positions as Vice President of Finance, Chief Financial Officer, Director, and Controller. Mr. Townsend also acted as President of Pulsar Corporation, a research and development company affiliated with Walled Lake Door Company, at the same time as he served as Vice President of Finance for Walled Lake Door Company. Mr. Townsend is a Certified Public Accountant. Mr. Townsend also currently serves on the Board of Directors of Meadow Valley Corporation, a publicly held construction company specializing in highways, bridges and overpasses.

          Kevin W. Clark. Mr. Clark has served as Vice President of Finance since August 1994, as Chief Financial Officer and Treasurer since November 1994, and as a Director since January 1995. He was Secretary from November 1994 until July 1995. Prior to joining the Company in 1994, Mr. Clark was employed for one year as Vice President and Chief Financial Officer of Abby's Inc., a public corporation. From 1982 to 1993 he was employed by Deloitte & Touche LLP. Mr. Clark is a Certified Public Accountant.

          Bradley P. Forst.   Mr. Forst joined the Company as Vice President and
General Counsel in early 1995, and became Secretary and Director in August, 1995. Prior to joining the Company, Mr. Forst was engaged in the private practice of law in Phoenix, Arizona from 1985 to 1995. Included among his clients was the Company for whom he provided corporate, finance, and securities legal services for a number of years. Prior to entering private practice, Mr. Forst was an attorney in the head office legal department of Shell Oil Company based in Houston, Texas. Mr. Forst received his J.D. from the University of Tulsa College of Law in 1978, and his LL.M. from Columbia University School of Law in New York City in 1981.

          James C. Withers. Mr. Withers has served as a Director of the Company since 1992. Mr. Withers is the President and Chief Executive Officer of Materials and Electrochemical Research Corporation based in Tucson, Arizona. He has served in that capacity since 1986. From 1986 to 1988, Mr. Withers was President and Chief Executive Officer of Keramont Research Corporation, also based in Tucson, Arizona.

          Robert D. Olliver. Mr. Olliver has served as a Director of the Company since 1992. Mr. Olliver is the Director of Risk Management Services for Acordia of Arizona based in Phoenix, Arizona. Mr. Olliver has over 46 years experience in the insurance business. Mr. Olliver, through his affiliates, has been the general agent for the Company's insurance program since 1987.

          Scott E. Miller. Mr. Miller has served as a Director of the Company since January 1995. Mr. Miller is a Director of Investment Banking of H.D. Brous & Co., Inc. From 1991 to 1994, Mr. Miller was Director of Investment Banking of W.B. McKee Securities, Inc., Phoenix, Arizona, which was the managing underwriter of the Company's initial public offering. From 1987 to 1991, Mr. Miller was the Director of Investments of Bellmar Partners, an investment fund. Mr. Miller also currently serves on the Board of Directors of Meadow Valley Corporation, a publicly held construction company specializing in highways, bridges and overpasses.

          Ian Grant. Mr. Grant has served as a Director of the Company since January 1995. Mr. Grant is a private business consultant. From 1986 to 1990, Mr. Grant was Director of Planning and Development for ICI Americas, Inc. ("ICI"), the United States subsidiary of ICI, PLC, headquartered in Great Britain. Prior to 1986, Mr. Grant held a number of positions over the course of 26 years with ICI.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires each director and executive officer of the Company, and each person who owns more than ten percent (10%) of a registered class of the Company's equity securities to file by specific dates with the Securities and Exchange Commission (the "SEC") reports of ownership and reports of change of ownership of equity securities of the Company. Officers, directors, and 10% stockholders are required by the SEC to furnish the Company with copies of all
Section 16(a) forms they file. The Company is required to state in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during the Company's fiscal year.

          To the Company's knowledge, all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 1995.

ITEM  11.   EXECUTIVE COMPENSATION

          The following table sets forth the total compensation received by the Company's most highly compensated executive officers and key employees whose total remuneration exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries during the last three completed fiscal years.


                           SUMMARY COMPENSATION TABLE


                                                                                                                       Long Term
                                                                        Annual Compensation                          Compensation
                                                                                                                        Awards
                                                        ---------------------------------------------------           -----------
                                                                                                                       Securities
Name and Principal                                                                           Other Annual              Underlying
Position                                  Year          Salary(1)           Bonus(2)        Compensation(3)          Options/SARs(#)
-----------------------------------       ----          --------            -------         ---------------           -----------
Stanley P. Desjardins............         1995          $201,275
Chairman of the Board                     1994           157,656
                                          1993           150,871

Donald W. Townsend...............         1995           179,454            40,000          Tax Assistance(3)          60,000
President                                 1994           108,378                                                       75,000
                                          1993           100,626                                                       30,000

Kevin W. Clark...................         1995           103,759                            Tax Assistance(3)          41,250
Vice President-Finance,                   1994            30,769                                                       15,000
Treasurer

Donald D. Rutter.................         1995           121,001                                                       45,750
President of Intaero, Inc.                1994           109,990                                                        7,500
                                          1993            14,806


---------------------------------

(1) Included as salary are nominal amounts which the Company contributes to the 401(k) accounts of Messrs. Desjardins, Townsend and Clark.

(2) The Compensation Committee comprised of the outside Directors declared a bonus for Mr. Townsend for services in 1994 and 1995, which was paid in late 1995.

(3) In 1995, the Compensation Committee of the Board of Directors adopted policies to encourage executive management of the Company to exercise stock options and thereby become equity owners of the Company. In order to exercise such options, members of management were required to exercise shares and immediately thereafter, sell such shares in the market to provide the funds to pay for the option exercises. Because of the immediate exercise and sale, incentive tax aspects of the options, under relevant IRS rules, are eliminated. Accordingly, taxes on such sales were immediately due and payable. As part of the policy, the Committee determined to pay such taxes for the accounts of the executives. Such payments by the Company were fully deductible as a compensation expense and such amounts did not accrue to the individuals, but were paid to state and federal taxing authorities. In fiscal 1995, the amount of such tax assistance on behalf of Mr. Townsend was $231,367, and for Mr. Clark was $75,300.

OTHER EXECUTIVE COMPENSATION

          Other executive officers of the Company whose annual compensation exceeds $100,000 include Mr. Taylor and Mr. Forst. Because these individuals either were not compensated at that level, or were not employed by the Company, for the entire year, their respective compensation is not disclosed on the foregoing table.

EMPLOYMENT CONTRACTS

         The Company has a five-year employment agreement with Mr. Townsend. The agreement requires Mr. Townsend to devote his full time to the Company and provides for compensation of $200,000 annually, subject to annual increases upon the agreement of Mr. Townsend and the majority of the disinterested members of the Board of Directors. The agreement is renewable annually for prospective one-year terms. The agreement may not be terminated unilaterally by the Company except for cause, which includes absence, disability, or failure of performance as determined by the Board.

          Mr. Townsend's employment agreement provides that during the term thereof, including renewals, in the event of his resignation or a termination of his employment for any reason following a "change in control" of the Company, the compensation required to be paid by the Company to him under the employment agreement shall continue to be paid as though the agreement had not been terminated. This provision does not apply however to an early termination of the agreement upon Mr. Townsend's death, termination following a conviction for the willful and intentional commission of a crime, or retirement. A "change of control" under the agreement is deemed to occur when any person acquires, directly or indirectly, beneficial ownership of equity securities of the Company representing in excess of 20% of the outstanding shares of any class, or when any person who has acquired, directly or indirectly, beneficial ownership of equity securities of the Company in excess of 10% of the outstanding shares of any class seeks to nominate and cause to be elected to the Board of Directors any person who has not been nominated for election of the board by the majority of the then incumbent directors. If Mr. Townsend dies during the term of his employment, the Company under the agreement shall pay to his estate compensation including any bonus which would otherwise be payable to the time of death and thereafter for a period of three years.

          The Company also has an agreement with Mr. Desjardins, under which the Company retains Mr. Desjardins under terms similar to those contained in Mr. Townsend's employment agreement. Under the agreement, Mr. Desjardins' annual compensation is $250,000.

DIRECTOR COMPENSATION

          Directors who are not executive officers receive $5,000 annual cash compensation for their services in that capacity. Directors who are executive officers do not receive such additional compensation for their services as directors. Directors are also awarded options to purchase 15,000 shares upon commencement of service on the Board and 1,500 additional shares on an annual basis thereafter.

STOCK OPTIONS

Stock Option Plans

          In 1992, the Company and its then sole shareholder adopted the 1992 Stock Option Plan. The 1992 Plan provided for the issuance of up to 360,000 shares of the Company's Common Stock pursuant to grants made under the 1992 Plan. Through December 31, 1995, 358,125 options had been granted pursuant to the 1992 Plan. In August 1994, the Board of Directors adopted the 1994 Stock Option Plan, which was subsequently approved by the shareholders of the Company at the annual meeting in June 1995. The 1994 Plan reserves up to 945,000 shares of Common Stock for issuance under the Plan. Through December 31, 1995, 515,250 options had been granted pursuant to the 1994 Plan.

          The 1992 Plan and the 1994 Plan are together hereafter referred to as the "Plans." The Plans authorize the Company to grant to key employees of the Company (i) incentive stock options to purchase shares of Common Stock, and (ii) non-qualified stock options to purchase shares of Common Stock. The objectives of the Plans are to provide incentives to key employees to achieve financial results aimed at increasing shareholder value and attracting talented individuals to the Company. Although the Plans do not specify what portion of the shares may be awarded in the form of incentive stock options or non-statutory options, a substantially greater number of incentive stock options were awarded under the 1992 Plan, and it is anticipated that a substantially greater number of incentive stock options will be awarded under the 1994 Plan. The incentive stock options are qualified stock options under the Internal Revenue Code. Persons eligible to participate in the Plans are those employees and others of the Company whose performance can have significant effect on the success of the Company.

          The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority to interpret the Plans' provisions, to establish and amend rules for their administration, to determine the types and amounts of awards made pursuant to the Plans, subject to the Plans' limitations, and to approve recommendations made by management of the Company as to who should receive awards. The Compensation Committee of the Board of Directors must consist of disinterested Directors.

          Incentive stock options may be granted under the Plans for terms of up to ten years and at an exercise price at least equal to 100% of the fair market value of the Common Stock as of the date of grant, and 85% of the fair market value in the case of non-statutory options, except that incentive options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of any parent or subsidiary corporation must have an exercise price at least equal to 110% of the fair market value of the Company's Common Stock on the date of grant. The aggregate fair market value, determined as of the time an incentive stock option is granted, of the Common Stock with respect to which incentive stock options are exercisable by an employee for the first time during any calendar year may not exceed $100,000. There is no aggregate dollar limitation on the amount of non-statutory stock options which may be exercisable for the first time by an employee during any calendar year. Payment of the exercise price is to be in cash, although the Compensation Committee may, in its discretion, allow payment in the form of shares of the Company's Common Stock under certain circumstances. Any option granted under the Plans will expire at the time fixed by the Committee, which will not be more than 10 years after the date it is granted. Any employee receiving a grant must remain continuously employed by the Company for a period of twelve months after the date of the grant, as a condition to the exercise of the option. The Compensation Committee may also specify when all or part of an option becomes exercisable, but in the absence of such specification, the option will ordinarily be exercisable in whole or part at any time during its term. In addition, optionees who are directors or executive officers of the Company may not exercise any portion of an option within six months of the date of grant. Subject to the foregoing, the Compensation Committee may accelerate the exercisability of any option in its discretion.

          Options granted under the Plans are not assignable. Options may be exercised only while the optionee is employed by the Company or within 12 months after termination by reason of death, within 12 months after the date of disability, or within 10 days after termination for any other reason.

          The Company may assist optionees in paying the exercise price of options granted under the Plans by either the extension of a loan by the Company for payment by the optionee of the exercise price in installments, or a guarantee by the Company of a loan obtained by the optionee from a third party. The terms of any loan, installment payments or guarantees, including the interest rate and terms of repayment and collateral requirements, if any, shall be determined by the Compensation Committee in its sole discretion.

1992 Restricted Stock Plan

          In February 1992, the Company adopted the 1992 Restricted Stock Plan ("Restricted Stock Plan") authorizing the Company to grant to key employees of the Company and other individuals who provide services to the Company the right to purchase up to an aggregate of 19,500 shares of Common Stock at $.01 per share. The Restricted Stock Plan is intended to allow the Company to provide awards of Common Stock to directors or long-term employees who have provided valuable past services to the Company. The Restricted Stock Plan authorizes disinterested members of the Board of Directors to determine the persons to whom the restricted stock plan will be granted and the terms and conditions and restrictions of such awards. The Company has reserved 15,000 shares of Common Stock for issuance pursuant to the Restricted Stock Plan. As of the date of this report, 4,500 shares have been awarded under the Restricted Stock Plan.

Options Granted under Plans

          On April 3, 1995, the Board of Directors approved the recommendation of the Compensation Committee and granted certain incentive stock options under the Plans to key employees. The options granted are exercisable for a total of 7,875 shares under the 1992 Plan and 425,250 shares under the 1994 Plan.

          The following table sets forth information regarding options granted in fiscal 1995 to executive officers named in the Summary Compensation Table:

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              (Individual Grants)(1)

                                                                                                                    Potential
                                                                                                                   Realizable
                                Number of           Percent of                                                       Value at
                                Securities        Total Options/                                                     Assumed
                                Underlying         SARs Granted         Exercise                                     Annual
                                 Options/          to Employees        or Base Price     Expiration                 Rates of
           NAME                SARs Granted(2)     in Fiscal Year        ($/Sh)             Date              5%($)      10%($)
           ----                --------------      --------------         -----            ------           --------    --------

Donald W. Townsend.............   60,000                14%              13.67              2005          $1,335,780    $2,127,080

Kevin W. Clark................    41,250                10%              13.67              2005             918,349     1,462,368

Donald D. Rutter..............    45,750                11%              13.67              2005           1,018,532     1,621,899

--------------------------

(1) The table does not reflect options granted to certain executive officers including Messrs. Taylor and Forst, who did not serve in that capacity for the entire year. See "Summary Compensation Table -- Other Executive Compensation."

(2) All options contained in the table which were granted to named executive officers in 1995 become exercisable for the first time on April 3, 1996.

(3) Calculated from a base price equal to the exercise price of each option, which was the fair market value of the Common Stock on the date of grant. The amounts represent only certain assumed rates of appreciation. Actual gains, if any, on stock option exercises and Common Stock holdings cannot be predicted, and there can be no assurance that the gains set forth on the table will be achieved. Further, the number shown is the gross dollar value of stock but does not give effect to the payment of the purchase price to exercise the option, and thus does not represent the net value or net gain. The amount also does not reflect the taxes payable on such gain.



             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                                                                            Value of Unexercised
                                                                             Number of Unexercised               In-the-Money
                                              Shares          Value              Options/SARs                    Options/SARs
                                             Acquired on     Realized         at Fiscal Year End(#)        at Fiscal Year End($)(1)
Name                                         Exercise(#)      ($)(2)        Exercisable/Unexercisable      Exercisable/Unexercisable
----                                         ----------      --------       -------------------------      -------------------------

Donald W. Townsend .....................      68,400         $902,172              36,600/60,000                 $433,088/304,980
Kevin W. Clark..........................      15,000          149,130                   0/41,250                        0/209,674
Donald D. Rutter........................           0                0               7,500/45,750                   88,748/232,547

--------------------------

(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the last sales price of the Common Stock on December 29, 1995 ($18.75 per share) and the exercise prices for both exercisable and unexercisable shares. See also, footnotes (1) and (3) immediately above.

(2) Calculated by multiplying the difference between the fair market value of the shares received upon exercise and the exercise price of those shares by the number of shares exercised.


DEFINED BENEFIT PENSION PLAN

          The Company adopted a non-contributory defined benefit pension plan as of November 1, 1980. To be eligible, participants must have completed six months of continuous service and have attained the age of 21. Benefits are based on the length of service and the participants' final pay (averaged over the five highest consecutive years of his last ten years of participation). The Company makes contributions to the plan based on actuarially-determined amounts. Both Mr. Desjardins and Mr. Townsend are participants in the plan consistent with the normal terms and conditions of the plan.

          The following table sets forth the estimated annual benefits payable on retirement for specified earnings and years of service categories for participants.

                                                PENSION PLAN TABLE

                                                            YEARS OF SERVICE(1)
                            ----------------------------------------------------------------------------------------------
   REMUNERATION               15                   20                    25                     30                   35
------------------          -------              -------               -------                -------              -------

       $50,000              $17,500              $17,500               $17,500                $17,500              $17,500
        75,000               26,250               26,250                26,250                 26,250               26,250
       100,000               35,000               35,000                35,000                 35,000               35,000
       150,000               52,500               52,500                52,500                 52,500               52,500
       200,000               70,000               70,000                70,000                 70,000               70,000


--------------------------

(1) As of December 31, 1995, Mr. Desjardins' and Mr. Townsend's credited years of service are 15 and 10, respectively.

(2) Benefits are calculated on a straight-life annuity basis. The compensation covered by the retirement plan includes all wages and salaries but excludes bonuses. Benefits under the retirement plan are not subject to deduction for Social Security or other offset amounts.

401(K) PROFIT SHARING PLAN

          The Company's 401(k) Profit Sharing Plan (the "PSP") is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The PSP was adopted effective November 1, 1989. The PSP is administered under a trust, and the Company's directors are currently serving as its trustees. All employees of the Company who are 21 years or older, including its executive officers, are eligible to participate in the PSP after six months of employment with the Company.

          Under the PSP, participating employees have the right to elect their contributions to the PSP be made from reductions from compensation owed to them by the Company. In addition, the Company at its discretion can make contributions to the PSP of a percentage of a participant's annual compensation. Participating employees are entitled to full distribution of their share of the Company's contributions under the PSP upon death, disability or when they reach retirement age. If their employment is terminated earlier, their share of the Company's contributions will depend on the number of years of employment with the Company. All participating employees have the right to receive 100% of their own contributions to the PSP upon any termination of employment. Apart from the Company's and the employee's contributions, they may receive investment earnings related to the funds in their account under this plan.


REPORT OF THE COMPENSATION COMMITTEE

        In 1995 the Compensation Committee retained the services of an independent compensation consulting firm to provide advice to the Committee with respect to the level and manner in which the Company's executive management was being compensated for its services. The consulting firm determined that the cash compensation paid to executive officers was below competitive levels generally, and subsequent to such report, the compensation of the Company's executive officers has been raised. Fiscal 1995 compensation places the Company's executive officers in the lowest quartile range for management in public corporations in related industries or with similar market capitalization.

        The Committee believes that matters to be considered in determining overall compensation should include (i) the level of responsibility, knowledge and experience required, and (ii) competitive factors, which criteria will be reviewed on an annual basis. Having reviewed the performance of the Company's executive officers for the fiscal year 1995, the Compensation Committee approved the grant of significant additional stock options to executive officers in 1996. The Committee decided not to raise salaries or declare cash bonuses for the Company's officers until 1997, however.

        Based upon its own determination, and on the report of the independent compensation consultant, the Committee has adopted a policy on a going forward basis that the Company should be competitive in total compensation, and include as a part of total compensation opportunities for equity ownership and utilize incentives that offer competitive compensation. The Committee believes that stock options motivate its employees to serve the Company in a manner that will provide the best overall return to the Company's Shareholders, and the Committee seeks to grant stock options to key employees in a manner consistent with such belief.

        In early 1996, the Compensation Committee adopted a plan whereby stock option grants, and, to a lesser extent, cash bonuses and stock grants, will be made pursuant to two methods: (i) discretionary awards, such as those made to segments of the Company whose importance to its overall success is not easily quantifiable, such as those performing research and development functions, and
(ii) formula-based awards granted at both the Company's corporate and subsidiary levels, awarded upon the achievement of certain defined performance targets or goals. It is anticipated that such methods will first be utilized by the Committee during the Company's 1996 fiscal year.

        In an effort to encourage equity ownership in the Company by its executive officers through the exercise of stock options, the Committee has adopted a plan to provide such executives with tax assistance in connection with the option exercises which they may make from time to time. Typically, in order to exercise their options, executive officers are required to sell a portion of the shares purchased to provide the funds to pay for the option exercises. Because of the immediate exercise and sale, certain favorable tax aspects of the options under the relevant IRS rules are eliminated. The Compensation Committee has determined that to ensure that executive officers of the Company have the incentive to exercise their options, the Company may pay such taxes for the accounts of the executives. Such payments are fully deductible by the Company as a compensation expense. The amounts do not accrue to the executive officers themselves, but are paid directly to state and federal taxing authorities.

        Presently, Stan Desjardins and Donald Townsend are retained pursuant to employment agreements. In the interest of furthering the Company's ability to attract and retain quality managers, the Compensation Committee has also approved limited employment agreements which provide for severance pay and the immediate vesting of stock options in the event of a change in control of the Company. The terms of the employment agreements currently in place, including a discussion of changes in control generally, are disclosed herein under the section "EXECUTIVE COMPENSATION -- Employment Agreements."

        This report is submitted by the undersigned members of the Compensation Committee.

                                        Robert D. Olliver
                                        James C. Withers
                                        Ian Grant
                                        Scott E. Miller



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          From January 1, 1995 to January 23, 1995, the Company's Compensation Committee consisted of Messrs. Townsend, Olliver and Withers. Mr. Townsend is President of the Company. From January 23, 1995 through December 31, 1995, the Company's Compensation Committee consisted of Messrs. Grant, Miller, Olliver and Withers, all of whom are independent directors. See "Director Compensation."

ITEM 12.  SECURITY OWNERSHIP, CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information with respect to the number of shares of Common Stock of the Company, as of March 28, 1996, beneficially owned by (a) individual directors; (b) named executive officers; (c) all directors and executive officers of the Company as a group; and (d) persons known by the Company to own more than 5% of the Company's Common Stock.

                                                                                       NUMBER         PERCENT
    NAME OF BENEFICIAL OWNER                                                         OF SHARES(1)    OF CLASS(2)
    ------------------------                                                         ------------    -----------

    Stanley P. Desjardins (3)...................................................       3,560,612         40%
    Donald W. Townsend (4)......................................................          81,800          *
    James C. Withers (5)........................................................          23,100          *
    Robert D. Olliver (6).......................................................          23,422          *
    Kevin W. Clark (7)..........................................................           7,500          *
    Bradley P. Forst (8)........................................................           1,050          *
    Donald D. Rutter (9)........................................................           7,500          *
    Scott E. Miller (10)........................................................          24,150          *
    Ian Grant (11)..............................................................          22,500          *
    All directors and officers as a group (nine persons)........................       3,751,634         40%

---------------------------

*        Less than 1% of the outstanding Common Stock

(1) The number of shares shown in the table, including the notes thereto, have been rounded to the nearest whole share. Includes, when applicable, shares owned of record by such person's spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or power of disposition. Also includes shares of Common Stock that the identified person had the right to acquire within 60 days of March 29, 1996 by the exercise of stock options.

(2) The percentages shown include the shares of Common Stock which the person will have the right to acquire within 60 days of March 29, 1996. In calculating the percentage of ownership, all shares of Common Stock which the identified person will have the right to acquire within 60 days of March 29, 1996 upon the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

 (3) The address of Mr. Desjardins and all other beneficial owners is 401 W. Baseline Road, Suite 204, Tempe, Arizona 85283.

 (4) Includes options to purchase 36,600 shares of Common Stock which are presently exercisable, but does not include options to purchase 60,000 shares of Common Stock granted in 1995 which are not exercisable before April 1996, and options to purchase 70,000 shares not exercisable before March 1997.

 (5) Includes options to purchase 22,500 shares of Common Stock which are presently exercisable. Does not include options for 1,500 shares not exercisable before March 1997.

 (6) Includes options to purchase 21,400 shares of Common Stock which are presently exercisable. Does not include options for 1,500 shares not exercisable before March 1997.

 (7) Does not include options to purchase 41,250 shares of Common Stock granted in 1995 which are not exercisable before April 1996, and 50,000 options not exercisable before March 1997.

 (8) Does not include options to purchase 56,250 shares of Common Stock granted in 1995 which are not exercisable before April 1996, and 50,000 options not exercisable before March 1997.

 (9) Includes options to purchase 7,500 shares of Common Stock which are presently exercisable, but does not include options to purchase 45,750 shares of Common Stock granted in 1995 which are not exercisable before April 1996.

 (10) Includes options to purchase 22,500 shares of Common Stock which are presently exercisable. Does not include options for 1,500 shares not exercisable before March 1997.

 (11) Includes options to purchase 22,500 shares of Common Stock which are presently exercisable. Does not include options for 1,500 shares not exercisable before March 1997.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In September 1994, Mr. Desjardins lent $2.0 million to the Company pursuant to two promissory notes. The notes were unsecured and matured in September 1995. The annual interest rate was prime plus 3% (11.5% at December 31, 1994). The notes were negotiated on arm's length terms and conditions and approved by the disinterested members of the Board of Directors. These notes were repaid in full on April 10, 1995 from a portion of the proceeds from the Company's April 1995 stock offering.

         In mid-1995, it was determined by management that the regulatory burdens that were imposed on its subsidiary, Comfab, Inc. in connection with its role as a government subcontractor, were not reasonable under a cost-benefit analysis. In connection with this assessment, it was relatedly determined that the business of Comfab no longer was completely aligned with the Company's overall strategic plan. Consequently, on November 1, 1995, Desjardins Engineering, a proprietorship owned and operated by Mr. Desjardins purchased the assets of Comfab. The purchase price paid to the Company was $1.2 million, payable as follows: (i) the assumption of $101,418.30 of liabilities of Comfab by Desjardins Engineering; and (ii) the execution of a promissory note ("Note") payable to the Company in the amount of $1,098,581.70, and bearing interest at an annual rate of nine percent (9%) is due and payable in full on November 1, 2000. Under the Note payments of interest are to be made on the first day of each of the Company's fiscal quarters in 1996, with principal and interest payments due on the same dates thereafter commencing in 1997. The Note is amortized pursuant to a ten (10) year schedule, with all remaining principal and interest due and payable to the Company on November 1, 2000. In connection with the sale, the parties also entered into a services agreement whereby following the sale, the Company agreed to provide certain services to Comfab for compensation. Services provided pursuant to the agreement include, assistance in personnel, management, administrative, marketing, insurance, legal, finance and accounting matters, and other consulting services on a need basis. Comfab was organized as a new subsidiary of the Company in the summer of 1994, when the Company purchased certain assets from a third party out of a bankruptcy foreclosure proceeding, for a total of $120,000. Thereafter, the Company operated Comfab and made continuing investment in plant, property and equipment for Comfab. The total of the Company's basis in the assets and its investment was $829,013. The deferred gain to the Company on the transaction was $360,071. The purchase price was determined on a competitive fair market value basis and terms of the sale of Comfab to Desjardins Engineering and all documents related thereto were negotiated at "arm's length" and on terms no more favorable to either party than would be provided to a non-affiliated third party. The transaction was approved by the independent members of the Board of Directors.

          The Company purchases its risk management and insurance products through an independent insurance agency, Acordia of Arizona, Inc. Mr. Don Olliver, a member of the Board of Directors, is employed by Acordia of Arizona. The amount of remuneration, either as compensation or commissions, received by Mr. Olliver directly or indirectly in connection with the Company's business was not material. The Company believes its insurance programs and premiums are on a competitive fair market, arm's length basis.

          During fiscal 1995, the law firm of Tiffany & Hoffmann, P.A., Phoenix, Arizona, provided numerous legal services to the Company regarding corporate, finance, and securities law matters. Mr. Forst, a member of the Board of Directors and an executive officer, was a member of the law firm during fiscal 1995. He left that position to join the Company in 1995.

         Since 1991, the Company has utilized the services of the law firm Bryan Cave, LLP, Phoenix, Arizona. This firm provides legal services with respect to government contracts and employment and labor issues. Included among the lawyers providing services is Mrs. Teresa Forst. Mrs. Forst is also a partner of the law firm. Mrs. Forst is the wife of Brad Forst, who is a Director and executive officer. Mrs. Forst's direct benefit from the fees generated by the Company was not material.

          The Board of Directors has a policy that provides that all transactions between the Company and its executive officers, directors, employees and affiliates are subject to the approval of a majority of disinterested directors of the Board of Directors and will be on terms that are no less favorable to the Company than those that could be negotiated with unaffiliated parties.

LIMITATION ON LIABILITY OF DIRECTORS

          The General Corporation Law of the State of Arizona, under which the Company is organized, was amended in 1987 to add former Section 10-054(A)(9) permitting the inclusion in the articles of incorporation of a provision limiting or eliminating the potential monetary liability of directors to a corporation or its shareholders by reason of their conduct as directors. The provision would not permit any limitation on or the elimination of liability of a director for disloyalty to his corporation or its shareholders, failing to act in good faith, engaging in intentional misconduct or a knowing violation of the law, obtaining an improper personal benefit or paying a dividend or approving a stock repurchase that was illegal under the General Corporation Law. Accordingly, the provisions limiting or eliminating the potential monetary liability of directors permitted by former Section 10-054(A)(9) apply only to the "duty of care" of directors, i.e., to unintentional errors in their deliberations or judgments and not to any form of "bad faith" conduct.

          The Board of Directors of the Company subsequently recommended and the sole shareholder approved an amendment to the Articles of Incorporation of the Company eliminating the personal monetary liability of directors to the extent allowed under Arizona law. Under the amendment, a shareholder is able to prosecute an action against a director for monetary damages only if he can show a breach of the duty of loyalty, a failure to act in good faith, intentional misconduct, a knowing violation of law, an improper personal benefit or an illegal dividend or stock repurchase, as referred to in the amendment, and not "negligence" or "gross negligence" in satisfying his duty of care. The amendment does not apply to any act or omission occurring prior to the effective date of the amendment. In addition, the amendment applies only to claims against a director arising out of his role as a director and not, if he is also an officer, his role as an officer or in any other capacity or to his responsibilities under any other law, such as the federal securities laws.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          a. Financial Statements. Financial Statements appear beginning at page F-1.

          b.  Reports on Form 8-K.  None.

          c.  Exhibits.  The following Exhibits are included pursuant to
              Item 601.

NO.      DESCRIPTION                                                                                    REFERENCE
---      -----------                                                                                    ---------

3.1      Articles of Incorporation of Simula, Inc., as amended and restated...............................  (1)

3.2      Bylaws of Simula, Inc., as amended and restated..................................................  (1)

4.1      Form of Common Stock Certificate.................................................................  (1)

4.2      Indenture (including Cross-Reference Sheet to Trust Indenture Act), as amended ..................  (4)

10.4     Contract dated December 16, 1991, between Registrant and the United States Army
         Aviation Systems Command with respect to the IBAHRS project......................................  (1)

10.8     Employment Agreement between Registrant and Stanley P. Desjardins................................  (1)

10.9     Employment Agreement between Registrant and Donald Townsend......................................  (1)

10.11    1992 Stock Option Plan...........................................................................  (1)

10.12    1992 Restricted Stock Plan.......................................................................  (1)

10.13    Simula, Inc.--Desjardins Real Estate Purchase and Sale Agreement dated June 30, 1992.............  (2)

10.14    Simula, Inc.--Desjardins Real Estate Purchase and Sale Agreement dated
         December 31, 1992................................................................................  (2)

10.15    Asset Purchase Agreement dated August 2, 1993 between Simula, Inc. and
         Airline Interiors, Inc...........................................................................  (3)

10.16    Asset Purchase Agreement dated June 14, 1994, among Simula, Inc., CCEC
         Acquisition Corp. and Coach and Car Equipment Corporation........................................  (5)

10.17    Stock Purchase Agreement between Simula, Inc. and Southtech, Inc. and shareholders dated July 1, 1994..................................................................  (7)

10.18    Asset Purchase Agreement dated September 30, 1994, among Simula, Inc. Artcraft
         Acquisition Corp., and Artcraft Industries Corp..................................................  (6)

10.19    Promissory Note representing $1,000,000 loan from Stanley P. Desjardins dated
         September 19, 1994...............................................................................  (7)

10.20    Promissory Note representing $1,000,000 loan from Stanley P. Desjardins dated
         September 29, 1994...............................................................................  (7)

10.21    1994 Stock Option Plan...........................................................................  (7)

10.22    Agreements with Autoliv AB, dated January 27, 1995, including license agreement, frame supply agreement and joint development agreement...........................................  (8)

10.23    Memorandum of Understanding with Jetstream Aircraft Ltd. dated
         January 10, 1995.................................................................................  (8)

10.24    Loan Agreement with First Interstate Bank, N.A. dated October 20, 1995...........................  (9)

10.25    Asset Purchase Agreement dated November 1, 1995
         between Comfab, Inc. and Stanley P. Desjardins, d/b/a Desjardins
         Engineering; Services Agreement dated November 1, 1995
         between Simula, Inc. and Comfab, Inc.; Promissory Note of
         Stanley P. Desjardins, d/b/a Desjardins Engineering, dated
         November 1, 1995, for the purchase price of Comfab, Inc.......................................... (10)

11.      Earnings Per Share............................................................................... (10)

21.      Subsidiaries of Registrant....................................................................... (10)

23.      Consent of Independent Auditors.................................................................. (10)

24.      Powers of Attorney--Directors.................................................................... (10)

25.      Statement of Eligibility of Trustee on Form T-1 (without Indenture)--
         (bound separately)...............................................................................  (4)



--------------------------

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

(3)      Filed with current Report on Form 8-K, dated August 2, 1993.

(4) Filed with Registration Statement on Form SB-2, No. 33-61028 under the Securities Act of 1933, effective December 10, 1993.

 (5)     Filed with current Report on Form 8-K, dated June 14, 1994.

 (6)     Filed with current Report on Form 8-K, dated September 30, 1994.

 (7) Filed with Registration Statement on Form SB-2, No. 33-87582, under the Securities Act of 1933, effective December 28, 1995.

 (8) Filed with Registration Statement on Form S-1, No. 33-89186, under the Securities Act of 1933, effective March 28, 1995, as amended by Post-Effective Amendment No. 1, effective March 30, 1995.

 (9)     Filed with Report on Form 10-Q for the quarter ended September 30,
         1995.

(10) Filed with Report on Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona on January 29, 1997.


                                               SIMULA, INC.

                                           By /s/ Donald W. Townsend
                                             -----------------------------------
                                             Donald W. Townsend, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.



                SIGNATURE                                              Title                                       Date
                ---------                                              -----                                       ----

         /s/ Donald W. Townsend                               President and Director                             January 29, 1997
------------------------------------------                (Principal Executive Officer)
           Donald W. Townsend


           /s/ Sean K. Nolen                              Vice President, Chief Financial                        January 29, 1997
-----------------------------------------             Officer, Treasurer and Director (Principal
              Sean K. Nolen                              Financial and Accounting Officer)


          /s/ Bradley P. Forst                                Vice President, General Counsel,                   January 29, 1997
------------------------------------------                       Secretary and Director
            Bradley P. Forst


                   *                                         Chairman of the Board of Directors                  January 29, 1997
------------------------------------------
         Stanley P. Desjardins


                   *                                                 Director                                    January 29, 1997
------------------------------------------
            James C. Withers


                   *                                                 Director                                    January 29, 1997
------------------------------------------
           Robert D. Olliver


                   *                                                 Director                                    January 29, 1997
------------------------------------------
            Scott E. Miller


                   *                                                 Director                                    January 29, 1997
------------------------------------------
               Ian Grant


*By:     /s/ Bradley P. Forst
      ------------------------------------
             Bradley P. Forst,
             Attorney-in-Fact

                                  SIMULA, INC.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.......................................................   1

Consolidated Balance Sheets as of December 31, 1994 and 1995.......................   2

Consolidated Statements of Earnings for the years ended December 31, 1993,
1994 and 1995......................................................................   3

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1993, 1994 and 1995...................................................   4

Consolidated Statements of Cash Flows for the years ended December 31, 1993,
1994 and 1995......................................................................  5-6

Notes to Consolidated Financial Statements......................................... 7-22

                       SIMULA, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993, AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

Directors and Shareholders
Simula, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Simula, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Simula, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



March 21, 1996

Phoenix, Arizona

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


-----------------------------------------------------------------------------------------------
ASSETS                                                                   1995           1994
CURRENT ASSETS:
 Cash and cash equivalents                                          $  3,175,172   $  1,051,177
 Contract and trade receivables - net (Notes 9 and 15)                25,221,504     12,389,003
 Inventories (Note 4)                                                  8,104,194      6,732,043
 Deferred income taxes (Note 10)                                                         23,000
 Prepaid expenses and other                                              762,836        399,019
                                                                    ------------   ------------

          Total current assets                                        37,263,706     20,594,242

PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS - Net (Notes 5 and 8)                                   15,778,819     13,198,567
DEFERRED COSTS (Note 6)                                                6,385,328      1,460,382
PATENTS AND LICENSES                                                     518,644        187,518
INTANGIBLES - Net (Notes 3 and 6)                                     13,351,361     11,976,773
OTHER ASSETS                                                           1,441,278        273,481
                                                                    ------------   ------------
TOTAL                                                               $ 74,739,136   $ 47,690,963
                                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Trade accounts payable                                             $  7,884,141   $  6,114,887
 Other accrued liabilities (Note 11)                                   2,607,849      2,572,789
 Advances on contracts                                                 3,920,533      2,529,988
 Deferred income taxes (Note 10)                                           8,000
 Current portion of long-term debt (Note 8)                            1,367,187      1,089,665
 Short-term debt (Note 12)                                                            3,050,000
                                                                    ------------   ------------
          Total current liabilities                                   15,787,710     15,357,329

LONG-TERM DEBT - Less current portion (Notes 8 and 13)                11,261,365     15,339,206
DEFERRED INCOME TAXES (Note 10)                                          158,000        345,000
                                                                    ------------   ------------
          Total liabilities                                           27,207,075     31,041,535
                                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY (Notes 2 and 14)
 Preferred stock, $.05 par value - authorized, 50,000,000 shares;
   no shares issued or outstanding
 Common stock, $.01 par value - authorized, 50,000,000 shares;
   issued, 8,970,627 and 6,468,845 shares                                 89,706         64,688
 Additional paid-in capital                                           37,981,759     11,226,503
 Retained earnings                                                     9,740,434      5,638,075
 Treasury stock - at cost, 82,500 shares                                (279,838)      (279,838)
                                                                    ------------   ------------
          Total shareholders' equity                                  47,532,061     16,649,428
                                                                    ------------   ------------
TOTAL                                                               $ 74,739,136   $ 47,690,963
                                                                    ============   ============




See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED DECEMBER 31, 1995

-----------------------------------------------------------------------------------------
                                                    1995           1994           1993
REVENUE (Notes 3, 15 and 17)                   $ 59,088,613   $ 41,157,794   $ 24,780,591

COST OF REVENUE                                  36,621,471     27,708,610     15,728,061
                                               ------------   ------------   ------------

          Gross margin                           22,467,142     13,449,184      9,052,530

ADMINISTRATIVE EXPENSES (Notes 11, 13 and 16)    15,609,005      8,264,864      5,468,586

UNUSUAL ITEM (Note 13)                                                            919,389
                                               ------------   ------------   ------------

OPERATING INCOME                                  6,858,137      5,184,320      2,664,555

INTEREST EXPENSE (Note 8)                        (2,029,854)    (1,831,505)      (800,255)

INTEREST INCOME                                     440,076         21,608
                                               ------------   ------------   ------------
INCOME BEFORE TAXES                               5,268,359      3,374,423      1,864,300

INCOME TAXES (Note 10)                            1,166,000      1,260,000        743,500
                                               ------------   ------------   ------------

NET EARNINGS                                   $  4,102,359   $  2,114,423   $  1,120,800
                                               ============   ============   ============
NET EARNINGS PER COMMON AND

  EQUIVALENT SHARE                             $        .48   $        .37   $        .22
                                               ============   ============   ============

AVERAGE SHARES OUTSTANDING                        8,576,817      5,704,926      5,024,679
                                               ============   ============   ============



See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995


------------------------------------------------------------------------------------------------------------
                                         CLASS A
                                       COMMON STOCK      ADDITIONAL                               TOTAL
                                    ------------------    PAID-IN      RETAINED      TREASURY  SHAREHOLDERS'
                                    SHARES      AMOUNT    CAPITAL      EARNINGS       STOCK       EQUITY
BALANCE, JANUARY 1, 1993            5,071,940  $50,720  $ 4,094,851  $ 3,086,378               $  7,231,949

  Net earnings                                                         1,120,800                  1,120,800

  Common shares issued                  1,500       15        5,235                                   5,250

  Purchase of common shares for
    treasury                                                                       $(279,838)      (279,838)
                                    ---------  -------  -----------  -----------   ---------   ------------

BALANCE, DECEMBER 31, 1993          5,073,440   50,735    4,100,086    4,207,178    (279,838)     8,078,161

  Net earnings                                                         2,114,423                  2,114,423

  Conversion of Series B 9% Senior
    Subordinated Convertible Notes
    for common shares                 967,236    9,672    5,721,578                               5,731,250

  Issuance of common shares for
    warrants and options              158,525    1,585      610,361                                 611,946

  Issuance of common shares in
    connection with:
      Acquisition of SOUTHtech        178,582    1,786       44,388     (683,526)                  (637,352)
      Acquisition of Artcraft          67,228      672      464,328                                 465,000
      Acquisition of Sedona
        Scientific, Inc.               23,834      238      285,762                                 286,000
                                    ---------  -------  -----------  -----------   ---------   ------------

BALANCE, DECEMBER 31, 1994          6,468,845   64,688   11,226,503    5,638,075    (279,838)    16,649,428

  Net earnings                                                         4,102,359                  4,102,359
  Secondary offering of
    common shares                   2,328,750   23,288   25,544,534                              25,567,822
  Issuance of common shares
    for warrants and options          173,032    1,730      847,256                                 848,986
  Tax benefit from exercise of
    stock options                                           363,466                                 363,466
                                    ---------  -------  -----------  -----------   ---------   ------------

BALANCE, DECEMBER 31, 1995          8,970,627  $89,706  $37,981,759  $ 9,740,434   $(279,838)  $ 47,532,061
                                    =========  =======  ===========  ===========   =========   ============

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995

---------------------------------------------------------------------------------------------------
                                                              1995           1994          1993
OPERATING ACTIVITIES:
 Net earnings                                            $  4,102,359   $  2,114,423   $ 1,120,800
 Adjustments to reconcile net earnings to net cash
  (used) provided by operating activities:
   Depreciation and amortization                            3,064,833      1,651,118       798,754
   Deferred income taxes                                     (156,000)       256,000      (171,000)
 Changes in net assets and liabilities - net of
  effects from acquisitions:
   Contract and trade receivables                         (15,059,956)    (1,358,328)     (272,393)
   Inventories                                             (1,372,151)    (2,681,370)     (330,623)
   Prepaid expenses and other                                (363,817)        94,635        81,473
   Deferred costs                                          (5,572,295)    (1,083,476)     (114,538)
   Other assets                                            (1,089,933)        40,035
   Trade accounts payable                                   1,769,254       (146,991)     (385,990)
   Other accrued liabilities                                  163,526     (1,538,783)      525,975
                                                         ------------   ------------   -----------
     Net cash (used) provided by operating activities     (14,514,180)    (2,652,737)    1,252,458
                                                         ------------   ------------   -----------

INVESTING ACTIVITIES:
 Purchase of property and equipment                        (3,843,133)    (1,256,852)     (564,752)
 Proceeds from sale of property and equipment                 743,671
 Costs incurred to obtain patents and licenses               (342,528)      (271,212)     (115,000)
 Cash paid to acquire Coach & Car                                        (5,352,982)
 Cash paid to acquire SOUTHtech                                              (4,606)
 Cash paid to acquire Artcraft - net of cash acquired                      (628,948)
 Cash paid to acquire Sedona Scientific, Inc.                               (93,000)
 Cash paid to acquire Airline Interiors - net of cash
  acquired                                                                              (1,835,251)
                                                         ------------   ------------   -----------
     Net cash used in investing activities                 (3,441,990)    (7,607,600)   (2,515,003)
                                                         ------------   ------------   -----------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under short-term debt and
    line of credit agreement                               (3,050,000)     2,000,000      (797,035)
  Borrowings under other debt arrangements                  4,407,628     10,799,940     1,173,401
  Principal payments under other debt arrangements         (7,694,271)    (3,611,047)   (1,952,102)
  Issuance of common shares - net of expenses              26,416,808        611,946
  Issuance of 12% Notes - net of issuance costs                                          4,934,332
  Advances to the Chairman - net                                                          (303,427)
  Purchases of treasury stock                                                             (279,838)
  Real estate - net of payment to the Chairman                                            (266,639)
  Dividends paid to the Chairman                                                           (28,758)
                                                         ------------   ------------   -----------
      Net cash provided by financing activities            20,080,165      9,800,839     2,479,934
                                                         ------------   ------------   -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           2,123,995       (459,498)    1,217,389

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                          1,051,177      1,510,675       293,286
                                                         ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $  3,175,172   $  1,051,177   $ 1,510,675
                                                         ============   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                          $  1,691,712   $  1,515,844   $   758,666
                                                         ============   ============   ===========
  Taxes paid                                             $  1,365,826   $    441,700   $   804,000
                                                         ============   ============   ===========
                                                                                          (Continued)

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995

-------------------------------------------------------------------------------------------------------------------------------
                                                                     1995           1994           1993
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Property and equipment acquired under capital leases           $    924,324
                                                                 ============
  Tax benefits from exercise of stock options                    $    363,466
                                                                 ============
   Purchase accounting adjustments related to the
    acquisitions of Coach & Car and Artcraft:
    Additional liabilities offset against
      seller note payable                                        $  1,438,000
                                                                 ============
    Additional liabilities recognized upon final
      allocation of purchase price                               $  2,415,000
                                                                 ============

  Conversion of notes:
   Conversion of $6,475,000 Series B 9% Senior Subordinated
    Convertible Notes and accrued interest of $136,600 less
    deferred note issuance costs of $880,350 for 967,236 shares                $  5,731,250
                                                                               ============
  Coach & Car acquisition:
   Fair value of assets acquired                                               $ 11,422,148
   Liabilities assumed                                                           (7,069,166)
   Seller note payable                                                           (1,500,000)
   Covenants not to compete                                                       2,500,000
                                                                               ------------
  Cash paid to acquire Coach & Car                                             $  5,352,982
                                                                               ============
  SOUTHtech acquisition:
    Fair value of assets acquired                                              $    378,014
    Liabilities assumed                                                          (1,010,760)
    Common stock issued                                                             637,352
                                                                               ------------
  Cash paid to acquire SOUTHtech                                               $      4,606
                                                                               ============
  Aircraft acquisition:
   Fair value of assets acquired                                               $  4,103,924
   Liabilities assumed                                                           (2,988,924)
   Common stock issued                                                             (465,000)
   Cash acquired                                                                    (21,052)
                                                                               ------------
  Cash paid to acquire Artcraft - net of cash acquired                         $    628,948
                                                                               ============
  Sedona Scientific, Inc. acquisition:
   Fair value of assets acquired                                               $    471,277
   Liabilities assumed                                                              (92,277)
   Common stock issued                                                             (286,000)
                                                                               ------------
  Cash paid to acquire Sedona Scientific, Inc.                                 $     93,000
                                                                               ============
  Airline Interiors acquisition:
   Fair value of assets acquired                                                              $  3,270,480
   Liabilities assumed                                                                          (2,106,318)
   Covenants not to compete                                                                      2,700,000
   Liability for covenants not to compete                                                       (1,864,162)
   Cash acquired                                                                                  (164,749)
                                                                                              ------------
  Cash paid to acquire Airline Interiors - net of cash acquired
                                                                                              $  1,835,251
                                                                                              ============
See notes to consolidated financial statements                                                  (Concluded)

SIMULA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Simula, Inc. ("Simula") and its subsidiaries (collectively the "Company"). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

      The Company announced a 3 for 2 split of its common stock to shareholders of record as of September 15, 1995; which shares were issued on September 28, 1995. As a result, all shares and related references have been restated for all prior periods and transactions.

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - These consolidated financial statements are prepared in accordance with generally accepted accounting principles. Described below are those accounting principles particularly significant to the Company, including those selected from acceptable alternatives.

      a. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      b. Revenue related to government contracts and most commercial contracts results principally from long-term fixed price contracts and is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. However, adjustments to this measurement are made when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain overhead costs related to contract production.

            Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it is concluded that such losses will occur. Changes in estimated total contract costs will result in revisions to contract revenue. These revisions are recognized when determined.

            Revenue derived from sales of some commercial products is recognized at contractual amounts when the product is shipped.

      c. Inventories include raw materials and work-in-process applicable to commercial products. Inventories are recorded at cost and are carried at the lower of cost or net realizable value. Amounts are removed from inventory using the estimated average cost per unit.

      d. Property, equipment and leasehold improvements are stated at cost. Amortization of capital leases and leasehold improvements is calculated on a straight-line basis over the life of the asset or term of the lease, whichever is shorter. Depreciation on equipment and buildings is calculated on a straight-line basis over the estimated useful lives of three to thirty years.

      e. Deferred costs include amounts applicable to products and technologies which represent adaptations of existing capabilities to the particular requirements of the Company's customers. These costs are recovered over the specific or estimated revenue streams from these customers. Deferred costs also include costs applicable to bids in process. These costs are deferred when management believes that it is probable that future contracts will be obtained and are transferred to contract costs when contracts are awarded or are expensed when the contract award is no longer considered probable.

      f. Intangibles are recorded at cost. The Company acquires intangible assets in the normal course of business and in business combinations. The Company periodically reviews for changes in circumstances to determine whether there are conditions that indicate that the carrying amount of such assets may not be recoverable. If such conditions are deemed to exist, the Company will determine whether estimated future undiscounted cash flows are less than the carrying amount of such assets, in which case the Company will calculate an impairment loss. Any impairment loss will be recorded as a component of operating earnings. Intangibles are amortized on a straight-line basis over the following periods:

              Goodwill                                           10 - 25 years
              Covenants not to compete                                10 years
              Other                                                    7 years

      g. Net income per common and equivalent share has been computed using the weighted average number of common shares and common share equivalents outstanding during each period. Stock options and warrants have been included in the computations as common equivalent shares utilizing the treasury stock method only when their effect is dilutive.

      h. Statements of Cash Flows - Cash and cash equivalents presented in the statements of cash flows consist of cash on hand and highly liquid investments with a maturity of three months or less.

      i. Reclassifications - Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

2.    SHAREHOLDERS' EQUITY

      The Company completed a secondary offering of common stock which closed and was funded the second quarter of 1995. As a result of this offering, 2,328,750 shares were sold by the Company at $12 per share. The net proceeds from the offering totaled $25,567,822.

3.    ACQUISITIONS

      On August 2, 1993, the Company acquired certain assets and covenants not to compete from Airline Interiors, Inc. ("Airline Interiors") for cash, a long-term note and the assumption of certain liabilities. Airline Interiors remodels and refurbishes airline interiors. This acquisition of Airline Interiors has been accounted for using the purchase method of accounting, and the results of operations of Airline Interiors have been included in the consolidated financial statements subsequent to the acquisition. The excess of the purchase price over the fair value of net assets acquired of $1,059,554 and covenants not to compete of $2,489,356 are being amortized over 10 years.

      On June 14, 1994, the Company purchased covenants not to compete and substantially all of the assets of Coach and Car Equipment Corporation ("Coach & Car") for cash, an installment note and the assumption of substantially all of the Coach & Car liabilities. Coach & Car is a manufacturer of seats for trains, subways, mass transit and other vehicles which are principally operated by local government authorities. The acquisition of Coach & Car has been accounted for using the purchase method of accounting, and the results of operations of Coach & Car have been included in the consolidated financial statements subsequent to the acquisition. The excess of purchase price over the fair value of net assets acquired of $5,281,038 is being amortized over 25 years, and covenants not to compete of $2,500,000 are being amortized over 10 years.

      Consideration for this transaction consisted of the following:

           Cash paid                                $   3,000,000
           Seller note                                  1,500,000
           Liabilities assumed - including
           $2,352,982 of bank debt paid at closing      9,422,148
                                                    -------------
           Total                                    $  13,922,148
                                                    =============

      The assets acquired have been recorded as follows:

           Current assets                           $   2,923,585
           Intangibles                                  7,781,038
           Property and equipment                       3,217,525
                                                    -------------
           Total                                    $  13,922,148
                                                    =============

      On July 1, 1994, the Company purchased SOUTHtech, Inc. ("SOUTHtech") which was a corporation owned by the Company's Chairman (the "Chairman") (96%), and two unrelated minority shareholders (4%). SOUTHtech is a ceramics manufacturer that provides parts for silicon wafer manufacturing by the semiconductor industry. In determining the acquisition consideration, the Company obtained a valuation opinion from an independent investment banker and the transaction was approved by the disinterested members of the board of directors of the Company. The acquisition consideration consisted of 178,582 shares of the Company's common stock, of which 171,472 shares were issued to the Chairman and 7,110 shares were issued to one of the unrelated minority shareholders, and $4,606 cash, in lieu of stock, to the other unrelated minority shareholder. Because the Company and SOUTHtech were entities under the common control of the Chairman, the shares issued to the Chairman have been recorded at the basis of his investment in SOUTHtech and the shares issued to minority shareholders have been recorded at fair value. The excess of the Chairman's basis over his proportionate share of SOUTHtech's net assets of $683,526 has been recorded as a reduction in retained earnings. The accounts of SOUTHtech have been included in the consolidated financial statements subsequent to the acquisition.

      Assets acquired and liabilities assumed in connection with the SOUTHtech transaction were as follows:

           Assets acquired                          $     378,014
           Liabilities assumed                         (1,010,760)
                                                    -------------
           Net liabilities assumed                  $    (632,746)
                                                    =============

Consideration was recorded as follows:

           Shares issued to the Chairman           $    (682,383)
           Shares issued to minority shareholders         45,031
           Cash issued to minority shareholders            4,606
                                                   -------------
           Total                                   $    (632,746)
                                                   =============

      During 1995, the ceramics technology used in the semiconductor industry and associated assets of SOUTHtech were sold to a third party effective August 31, 1995. As a result, the Company received cash of $1,328,720 and is entitled to guaranteed payments of $1,500,000 and contingent payments up to a maximum of $1,750,000 based upon the future sales of the SOUTHtech ceramic product within the semiconductor industry. The Company retained the ceramics technology and assets associated with armor products and certain key employees. In connection with this transaction, the Company reported $1,977,000 of technology sales and royalty revenue in 1995.

      On September 30, 1994, the Company purchased all of the operating assets of Artcraft Industries Corp. ("Artcraft") for 67,228 shares of common stock valued at $465,000 and the assumption of certain liabilities. Artcraft is engaged in the manufacture, assembly and sale of railway and mass transit seating systems. The acquisition has been accounted for using the purchase method of accounting, and results of operations of Artcraft have been included in the consolidated financial statements subsequent to the acquisition. The excess of the purchase price over the fair value of net assets acquired of $734,531 is being amortized over 25 years.

      Consideration for the transaction consisted of the following:

           67,228 shares of common stock           $     465,000
           Liabilities assumed - including
           $650,000 bank debt paid at closing          3,638,924
                                                   -------------
           Total                                   $   4,103,924
                                                   =============

      The assets acquired have been recorded as follows:

           Current assets                          $   1,669,393
           Intangibles                                   734,531
           Property and equipment                      1,700,000
                                                   -------------
           Total                                   $   4,103,924
                                                   =============

      In addition, the Company acquired another small company for $93,000 in cash and 23,833 shares of common stock.

      During 1995, the Company completed its identification and quantification of certain preacquisition contingencies related to its acquisitions of Artcraft and Coach & Car. As a result, the Company adjusted the original purchase allocation of these acquisitions resulting in an increase in goodwill of $2,415,000, a net increase in accrued liabilities and advances on contracts of $3,853,000 and a decrease in debt owed to seller of $1,438,000.

      The following summarizes unaudited pro forma operating results for the Company for the two years ended December 31, 1994, assuming the acquisitions had occurred at the beginning of the immediately preceding year.

                                                    1994         1993
          Revenues                              $55,512,000  $ 50,559,000
                                                ===========  ============
          Net earnings                          $ 2,362,000  $  1,188,000
                                                ===========  ============
          Net earnings per share                $       .37  $        .20
                                                ===========  ============

4.    INVENTORIES

      At December 31 inventories consisted of the following:

                                                   1995        1994
          Raw materials                         $3,319,958  $3,544,116

          Work in process                        4,711,256   3,187,927
          Finished goods                            72,980
                                                ----------  ----------
          Total inventories                     $8,104,194  $6,732,043
                                                ==========  ==========

5.    PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      At December 31 property, equipment and leasehold improvements consisted of the following:

                                                    1995         1994
          Land                                  $ 3,022,819  $ 3,022,819
          Buildings and leasehold improvements    4,467,697    4,193,622
          Equipment                              13,408,041   10,717,234
                                                -----------  -----------

          Total                                  20,898,557   17,933,675
          Less accumulated depreciation           5,119,738    4,735,108
                                                -----------  -----------

          Property, equipment and leasehold
          improvements - net                    $15,778,819  $13,198,567
                                                ===========  ===========

6.    INTANGIBLES AND DEFERRED COSTS

      At December 31, intangibles consisted of the following:

                                                       1995         1994
          Covenants not to compete (Note 2)        $ 4,989,356  $ 5,178,655
          Excess of cost over net assets acquired
          (Note 2)                                   9,540,110    7,124,760
          Other                                        435,163      407,347
                                                   -----------  -----------
          Total                                     14,964,629   12,710,762
          Less accumulated amortization              1,613,268      733,989
                                                   -----------  -----------
          Intangibles - net                        $13,351,361  $11,976,773
                                                   ===========  ===========

      At December 31, deferred costs included the following:

                                                      1995        1994
          Deferred product costs - net             $5,430,179
          Deferred financing costs - net              487,980  $  794,033
          Deferred bid costs                          467,169     666,349
                                                   ----------  ----------
          Total deferred costs                     $6,385,328  $1,460,382
                                                   ==========  ==========

7.    REVOLVING LINE OF CREDIT

      The Company has a $10,000,000 unsecured Revolving Line of Credit with a bank, interest at prime or Libor plus 1.75%. There was no outstanding balance on this line of credit as of December 31, 1995. The loan agreement encompassing this line of credit and the $5,000,000 amortizing term loan (Note 8) contains certain covenants that require the maintenance of a minimum tangible net worth and certain defined financial ratios.

8.    DEBT

      Long-term debt at December 31 consisted of the following:

                                                                           1995           1994
12% Senior Subordinated Notes                                          $ 5,700,000    $ 5,700,000

Mortgage notes payable, interest at 9% and 10.4%, secured by land and buildings with a carrying amount of $6,034,442,
  due through 2017                                                       2,990,329      3,049,242

Various loans payable, secured by  property and equipment                3,020,703      3,121,151

Obligations under capital leases, interest at 4% to 14.5% (Note 13)        917,520        358,478

Long-term debt repaid in 1995                                                           4,200,000
                                                                       -----------    -----------
Total                                                                   12,628,552     16,428,871

Less current portion                                                     1,367,187      1,089,665
                                                                       -----------    -----------
Long-term debt                                                         $11,261,365    $15,339,206
                                                                       ===========    ===========

      In December 1993, the Company completed the sale of $5,700,000 of 12% Senior Subordinated Notes ("12% Notes"), due in 1998. The 12% Notes are not subject to redemption prior to maturity. The Indenture relating to the 12% Notes contains certain covenants including limitations on incurrence of additional indebtedness, limitation on sale of assets, transactions with affiliates and payment of all dividends.

      The Company has a $5,000,000 amortizing term loan under the same loan agreement encompassing the line of credit (Note 7) for the financing of U.S. based equipment with an outstanding balance at December 31, 1995 of $1,946,780. Interest is payable at the Libor rate in effect at the time of the drawdown plus 1.75%. The average interest rate on the outstanding balance at December 31, 1995 is 7.8%.

      In June 1994, the Company completed the private placement of $6,475,000 principal amount of 9% Senior Subordinated Convertible Notes (the "Convertible Notes"), due in 2001, convertible into common stock at $6.83 per share. The proceeds from the placement were used to acquire Coach & Car and for working capital. During 1994, all of the Convertible Notes and $136,600 of accrued interest were converted into 967,236 shares of the Company's common stock.

      The aggregate principal payments required for the five years subsequent to December 31, 1995 are:

            1996                                      $ 1,367,187
            1997                                        1,393,212
            1998                                        6,742,969
            1999                                          417,595
            2000                                          122,469
            Thereafter                                  2,585,120
                                                      -----------
            Total                                     $12,628,552
                                                      ===========

      Interest expense for the years ended December 31 is comprised of the following:

                                               1995          1994         1993
                                            ----------    ----------    --------
Interest                                    $1,679,086    $1,651,881    $788,405
Amortization of deferred finance cost          350,768       179,624      11,850
                                            ----------    ----------    --------
Interest expense                            $2,029,854    $1,831,505    $800,255
                                            ==========    ==========    ========

      Based on borrowing rates currently available to the Company and the quoted market price for the 12% Notes, the fair value of long-term debt at December 31, 1995 is approximately $12,800,000.

9.    RECEIVABLES

      At December 31, receivables include the following:

                                                                  1995             1994
      United States Government:

        Billed receivables                                    $  2,926,891     $  2,247,270
        Costs and estimated earnings in excess of billings       4,541,878        4,592,286
                                                              ------------     ------------
      Total United States Government                             7,468,769        6,839,556
                                                              ------------     ------------
      Other contracts:

        Billed receivables                                       2,942,647        3,262,514

        Costs and estimated earnings in excess of billings      10,244,769        1,652,121
                                                              ------------     ------------
      Total other contracts                                     13,187,416        4,914,635
                                                              ------------     ------------
      Other trade receivable                                     4,708,319          871,812
                                                              ------------     ------------
      Less allowance for doubtful accounts                        (143,000)        (237,000)
                                                              ------------     ------------
      Contract and trade receivables - net                    $ 25,221,504     $ 12,389,003
                                                              ============     ============

      Costs and estimated earnings in excess of billings are net of $23,659,464 and $40,396,365 of progress billings for United States Government and other governmental agencies at December 31, 1995 and 1994, respectively.

      Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized on long-term contracts in excess of billings because amounts were not billable at the balance sheet date. Amounts receivable from the United States Government or receivable under United States Government related subcontracts will generally be billed in the following month or when the contract and all options thereunder are completed. Amounts due on other contracts are generally billed as shipments are made, subject to retainages. It is estimated that substantially all of such amounts will be billed and collected within one year, although contract extensions may delay certain collections beyond one year.

10.   INCOME TAXES

      The provisions for income taxes for the years ended December 31 are as follows:

                                        1995           1994         1993
      Current                       $ 1,322,000     $1,004,000    $ 914,500
      Deferred                         (156,000)       256,000     (171,000)
                                    -----------     ----------    ---------
      Provision for income taxes    $ 1,166,000     $1,260,000    $ 743,500
                                    ===========     ==========    =========

      The Company's effective income tax rate differs from the federal statutory tax rate at December 31 as follows:

                                            1995       1994       1993
      Federal statutory income tax rate      34.0%      34.0%      34.0%
      State income taxes                      6.0        4.6        6.0
      Tax credits and other                   0.7       (1.2)      (0.1)
      Utilization of tax losses             (18.6)
                                           ------     ------     ------
      Effective rate                         22.1%      37.4%      39.9%
                                           ======     ======     ======

      The provision for deferred income taxes consists of the following:


                                           1995         1994         1993
      Accruals                         $  24,000     $216,000    $ (41,000)
      Depreciation expense               268,000       40,000     (130,000)
      Change in valuation allowance
         for tax loss carryforwards     (448,000)
                                       ---------     --------    ---------
      Total                            $(156,000)    $256,000    $(171,000)
                                       =========     ========    =========

      The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:


                                                         1995          1994
      Current:

        Accrued vacation and pension costs            $ 177,000     $ 149,000
        Other                                          (185,000)     (126,000)
                                                      ---------     ---------
      Total current deferred tax (liability) asset       (8,000)       23,000
                                                      ---------     ---------
      Long-term:
        Excess of tax over book depreciation           (346,000)      (50,000)
        Recognition of contract revenue                (166,000)     (289,000)
        Utilization of tax loss carryforwards           448,000
        Other                                           (94,000)       (6,000)
                                                      ---------     ---------
      Total long-term deferred tax liability           (158,000)     (345,000)
                                                      ---------     ---------
      Net deferred tax liability                      $(166,000)    $(322,000)
                                                      =========     =========

      The valuation allowances associated with tax loss carryforwards as of December 31 are as follows:


                                                  1995             1994
      Tax asset for loss carryforward          $ 669,000      $ 1,200,000
      Valuation allowance                       (221,000)      (1,200,000)
                                               ---------      -----------
      Net long-term deferred tax asset         $ 448,000      $         0
                                               =========      ===========

      At December 31, 1995, the Company had approximately $1.6 million of net operating loss carryforward of an acquired subsidiary which expires through 2008.

11.   BENEFIT PLANS

      The Company has a noncontributory defined benefit pension plan (the "Plan") for employees. To be eligible to participate, employees must have completed six month of continuous employment and have attained the age of
      21. Benefits are based on length of service and the employee's final pay (averaged over the five highest consecutive years of the last ten years of participation). The Company makes contributions to the Plan based upon actuarially determined amounts.

      Net periodic pension cost includes the following:

                                                          1995          1994          1993
      Service cost - benefit earned during the year    $ 169,835     $ 205,195     $ 120,147
      Interest cost on projected benefit obligation      116,660       113,496        75,001
      Actual return on Plan assets                      (257,497)      (70,053)      (54,024)
      Net amortization and deferral                      172,970        15,907       (14,529)
                                                       ---------     ---------     ---------
      Net periodic pension cost                        $ 201,968     $ 264,545     $ 126,595
                                                       =========     =========     =========

      The Plan's funded status and amounts recognized in the Company's balance sheet at December 31 are as follows:

                                                                1995            1994
      Actuarial present value of benefit obligation:

        Vested benefits                                     $ 1,310,868     $   856,257
        Nonvested benefits                                      237,163          79,747
                                                            -----------     -----------
      Accumulated benefit obligation                          1,548,031         936,004
      Effect of projected future compensation increases         364,997         436,713
                                                            -----------     -----------
      Projected benefit obligation                            1,913,028       1,372,717
      Plan assets at fair value                               1,375,252         891,304
                                                            -----------     -----------
      Plan assets less than projected benefit obligation        537,776         481,413
      Unrecognized prior service cost                            24,383          15,028
      Unrecognized loss                                        (293,362)       (381,331)
      Unrecognized transition liability                          96,094         101,746
                                                            -----------     -----------
      Accrued pension cost                                  $   364,891     $   216,856
                                                            ===========     ===========

      Assumptions at December 31 used in the accounting for the Plan were as follows:

                                                          1995     1994     1993
      Discount or settlement rate                         7.25%    8.25%    7.25%
      Rate of increase in compensation levels             3.50%    4.00%    3.00%
      Expected long-term rate of return on Plan assets    8.00%    8.00%    8.00%

      The Plan's assets consist of money market accounts and investments in common stocks, mutual funds, and corporate bonds.

      In addition, the Company has 401(k) plans for substantially all employees and one subsidiary has a union sponsored pension plan for union employees to which the Company makes contractual contributions.

12.   RELATED PARTY TRANSACTIONS

      The Company has entered into various transactions with the Chairman. These transactions are further described as follows:

      a. The Company acquired SOUTHtech from the Chairman in 1994 as described in Note 3.

      b. The Chairman loaned the Company $2,000,000 in 1994 which was repaid by the Company in 1995.

13.   COMMITMENTS AND CONTINGENCIES

      The Company leases certain equipment under capital lease agreements and certain facilities under noncancellable operating leases with various renewal options. Leased assets totaling $1,042,604 and $510,810 (net of accumulated depreciation of $248,683 and $162,830) are included in furniture and equipment as of December 31, 1995 and 1994, respectively.

      The following is a schedule, by year, of minimum rental payments due under the leases described above and for other operating leases for the years ending December 31:

                                                   Capital Leases    Operating Leases
      1996                                           $  365,319         $1,284,645
      1997                                              317,274          1,219,306
      1998                                              230,234            667,451
      1999                                              143,163            571,994
      2000                                               23,604            360,847
      Thereafter                                            774          1,582,000
                                                     ----------         ----------
      Total minimum lease payments                    1,080,368         $5,686,243
                                                                        ==========
      Less amounts representing interest                162,848
                                                     ----------
      Present value of net minimum lease payments    $  917,520
                                                     ==========

      Rent expense was $1,109,402, $578,079 and $399,167 for the years ended December 31, 1995, 1994 and 1993, respectively.

      GOVERNMENT CONTRACT SETTLEMENT - Pursuant to a Settlement Agreement and Release effective September 17, 1993, the Company agreed with the United States of America (the "Government") to a compromise and settlement relating to a claim by the Government for alleged violations of the Truth in Negotiations Act ("TINA"). The Agreement resolved the dispute between the parties without any admission of liability or wrongdoing on the part of the Company. Under the terms of the Agreement, the Company paid the Government $445,000 in three installments. Such amount and related legal fees of $474,000 have been recorded in the income statement as an unusual item.

14.   STOCK OPTIONS

      In 1992, the Company adopted the 1992 Stock Option Plan which provided for the issuance of up to 360,000 shares of common stock. All options available under the 1992 Plan have been granted. In 1992, the Company adopted the 1992 Restricted Stock Plan authorizing the Company to grant to key employees of the Company the right to purchase up to an aggregate of 19,500 shares of common stock at $.01 per share. The Company has reserved 19,500 shares of common stock for issuance pursuant to the Restricted Stock Plan, of which 4,500 shares have been awarded. In August 1994, the Company adopted the 1994 Stock Option Plan which reserves up to 945,000 shares of common stock for issuance under the Plan. In accordance with the terms of the 1994 Plan, the Board of Directors has awarded 492,750 options under the 1994 Plan. Options are exercisable for up to 10 years at a price equal to 100% of the fair market value at the date of grant or 85% of fair market value in the case of non-statutory options.

      Information with respect to the Plans is as follows:

                                               Option       Option Price
                                               Shares     Range for Shares
                                              -------     ----------------
      Outstanding at January 1, 1993               --         --        --
        Granted                               245,250     $ 3.25
                                              -------
      Outstanding at December 31, 1993        245,250     $ 3.25
        Granted                               161,250     $ 6.92 - $12.50
        Exercised                              24,075     $ 3.25
        Cancelled                              (1,500)
                                              -------
      Outstanding at December 31, 1994        380,925     $ 3.25 - $12.50
        Granted                               478,125     $13.17 - $13.67
        Exercised                             135,500     $ 3.25 - $ 6.92
        Cancelled                              (6,300)
                                              -------
      Outstanding at December 31, 1995        717,250
                                              =======
      Exercisable at December 31, 1995        239,125
                                              =======

15.   MAJOR CUSTOMERS

      Sales to four major customers accounted for approximately 29%, 66% and 77% of total sales for the years ended December 31, 1995, 1994 and 1993. Contract receivables from these customers accounted for approximately 29%, 39% and 59% of the total contract receivables at December 31, 1995, 1994 and 1993. These major customers include all branches of the United States armed forces which accounted for 18%, 24% and 46% of total sales for the years ended December 31, 1995, 1994 and 1993. The Company has performed work for these customers since 1975 and has no reason to believe that there will be any change in these customer relationships.


      For the year ended December 31, 1995 export sales were $6,760,819. These export sales were principally comprised of sales to customers in Japan, Canada, the United Kingdom and Korea of $2,522,419, $2,091,965, $1,105,558
      and $775,091, respectively. For the years ended December 31, 1994 and 1993, export sales were less than 10% of consolidated revenue.


16.   OTHER

      The Company's research and development efforts arise from funded development contracts and proprietary research and development.

      Amounts arising from such efforts for the years ended December 31 were as follows:


                                                           1995           1994           1993
      Research and development expenses,
        classified as general and
        administrative expenses                        $ 1,419,340     $  687,686    $   375,592
                                                       ===========     ==========    ===========
      Funded contracts:
        Revenues funded by customers                   $ 3,901,662     $3,290,146    $ 1,685,745
        Research and development expenses
          classified as cost of such revenues            4,721,858      3,165,130      1,813,120
                                                       -----------     ----------    -----------
      Funded contract margin (deficiency)              $  (820,196)    $  125,016    $  (127,375)
                                                       ===========     ==========    ===========

17.   SEGMENT REPORTING

      During 1995, 1994 and 1993, the Company operated in three industry segments. The Simula Government Products, Inc. segment includes the design and manufacture of crash resistant components, energy absorbing devices, ballistics and composites principally in connection with branches of the United States armed forces procurement. The Intaero segment includes operations which manufacture products for the interiors of domestic and foreign passenger airlines and seating systems for rail and other mass transit. The remaining segment, entitled Other, includes general corporate operations and other subsidiaries engaged in technology development and sales (Note 3). Segment disclosures are as follows:

                                                                       1995
                                           -------------------------------------------------------
                                            Simula
                                          Government
                                        Products, Inc.      Intaero         Other         Total
      Revenue:
        Contract revenue                  $24,753,600    $23,936,070                   $48,689,670
        Product sales                                      5,673,264    $ 1,968,879      7,642,143
        Technology sales and royalties        779,347                     1,977,453      2,756,800
                                          -----------    -----------    -----------    -----------
      Total revenue                       $25,532,947    $29,609,334    $ 3,946,332    $59,088,613
                                          ===========    ===========    ===========    ===========
      Operating income                    $ 3,294,791    $ 3,066,695    $   496,651    $ 6,858,137
      Identifiable assets                  26,629,708     38,688,362      9,421,066     74,739,136
      Depreciation and amortization           564,842      1,899,899        600,142      3,064,833
      Capital expenditures                  1,829,664      1,459,651      1,478,142      4,767,457

                                                                       1994
                                          -------------------------------------------------------------
                                             Simula
                                           Government
                                         Products, Inc.      Intaero          Other           Total
      Revenue:
        Contract revenue                  $ 21,587,963    $ 12,126,010                     $ 33,713,973
        Product sales                                        5,966,839    $  1,031,379        6,998,218
        Technology sales and royalties         445,603                                          445,603
                                          ------------    ------------    ------------     ------------
      Total revenue                       $ 22,033,566    $ 18,092,849    $  1,031,379     $ 41,157,794
                                          ============    ============    ============     ============
      Operating income                    $  3,037,566    $  2,168,567    $    (21,813)    $  5,184,320
      Identifiable assets                   19,761,764      24,654,688       3,274,511       47,690,963
      Depreciation and amortization            516,510         763,418         371,190        1,651,118
      Capital expenditures                     586,178               0         670,674        1,256,852

                                                             1993
                                         ------------------------------------------
                                            Simula
                                           Government
                                         Products, Inc.    Intaero         Total
      Revenue:
        Contract revenue                  $21,252,203                   $21,252,203
        Product sales                                    $ 3,436,797      3,436,797
        Technology sales and royalties         91,591                        91,591
                                          -----------    -----------    -----------
      Total revenue                       $21,343,794    $ 3,436,797    $24,780,591
                                          ===========    ===========    ===========
      Operating income                    $ 2,447,656    $   216,899    $ 2,664,555
      Identifiable assets                  20,784,764      6,002,468     26,787,232
      Depreciation and amortization           638,764        159,990        798,754
      Capital expenditures                    550,752         14,000        564,752

      For the year ended December 31, 1995, inter-segment sales were insignificant and total intercompany sales of $4,065,201 have been eliminated. All revenue in 1994 and 1993 was generated from sales to unaffiliated customers. Operating income for Simula Government Products for 1993 included an unusual item of $919,389 relating to a government contract settlement as discussed in Note 13.

18.   NEW ACCOUNTING STANDARDS

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted this accounting standard effective January 1, 1995. The adoption of this accounting standard had no impact on the Company's results of operations or financial position.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement establishes financial accounting and reporting for stock-based employee compensation plans, including stock purchase plans, stock option plans, restricted stock and stock appreciation rights. The Statement requires a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the Statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," provided pro forma disclosures are made. The Company expects to continue to account for its stock-based employee compensation plans using the method of accounting proscribed by APB No. 25 and does not expect this accounting standard will materially impact its results of operations or financial position.

19.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                              1995
                                  --------------------------------------------------------
                                      First         Second          Third         Fourth
      Revenue                     $13,580,842    $15,030,715    $14,694,204    $15,782,852
      Cost of revenue               8,954,807      9,632,276      9,396,431      8,637,957
      Gross margin                  4,626,035      5,398,439      5,297,773      7,144,895
      Net earnings                    616,077        936,995      1,139,182      1,410,105

      Net earnings per common
          and equivalent share    $       .09    $       .11    $       .13    $       .15

                                                              1994
                                  --------------------------------------------------------
                                      FIRST         SECOND          THIRD         FOURTH
      Revenue                     $ 6,900,072    $ 7,558,741    $12,875,330    $13,823,651
      Cost of revenue               4,370,264      4,667,947      9,157,490      9,512,909
      Gross margin                  2,529,808      2,890,794      3,717,840      4,310,742
      Net earnings                    334,798        513,707        603,372        662,546

      Net earnings per common
          and equivalent share    $       .07    $       .10    $       .10    $       .10

                                   * * * * * *