Form 10-Q/A
period 1996-09-30
SIMULA INC
filed 1997-01-30
CIK 885080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1996
                         Commission File Number 1-12410



                                  SIMULA, INC.
             (Exact name of registrant as specified in its charter)


              Arizona                                   86-0320129
     (State of Incorporation)             (I.R.S. Employer Identification No.)


 2700 North Central Avenue, Suite 1000, Phoenix, Arizona              85004

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

PART I - FINANCIAL INFORMATION
ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                           ASSETS                             September 30, 1996     December 31, 1995
                                                              ------------------     -----------------

CURRENT ASSETS:
     Cash and cash equivalents                                    $  3,698,715        $ 3,175,172
     Contract and trade receivables  - net                          24,936,961         25,221,504
     Income taxes receivable                                         3,256,440
     Deferred income taxes                                             792,000
     Inventories                                                    16,375,590          8,104,194
     Prepaid expenses and other                                        798,418            762,836
                                                                  ------------        -----------

     Total current assets                                           49,858,124         37,263,706

PROPERTY, EQUIPMENT AND LEASEHOLD
     IMPROVEMENTS - NET                                             21,235,922         15,778,819
DEFERRED COSTS                                                         993,322          6,385,328
INTANGIBLES - NET                                                   13,473,850         13,870,005
OTHER ASSETS                                                         1,218,517          1,441,278
                                                                  ------------        -----------

     TOTAL ASSETS                                                 $ 86,779,735        $74,739,136
                                                                  ============        ===========

             LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                     $  2,350,000
     Trade accounts payable                                          7,340,621        $ 7,884,141
     Other accrued liabilities                                       3,941,586          2,607,849
     Advances on contracts                                           1,146,871          3,920,533
     Deferred income taxes                                                                  8,000
     Current portion of long-term debt                               4,067,392          1,367,187
                                                                  ------------        -----------

     Total current liabilities                                      18,846,470         15,787,710

LONG-TERM DEBT - Less current portion                               24,926,001         11,261,365
DEFERRED INCOME TAXES                                                  158,000            158,000
                                                                  ------------        -----------

     TOTAL LIABILITIES                                              43,930,471         27,207,075
                                                                  ------------        -----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value - authorized
         50,000,000 shares; issued 8,977,623 (1996) and
          8,970,626(1995) shares                                        89,776             89,706
     Additional paid-in capital                                     38,741,806         37,981,759
     Retained earnings                                               4,017,682          9,740,434
     Treasury stock, at cost - 82,500 shares (1995)                                      (279,838)
                                                                  ------------        -----------

     Total shareholders' equity                                     42,849,264         47,532,061
                                                                  ------------        -----------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $ 86,779,735        $74,739,136
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

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                      1996                1995
                                                                                  ------------        ------------
OPERATING ACTIVITIES:
     Net (loss) earnings                                                          ($ 5,510,936)       $  2,692,254
     Adjustment to reconcile net (loss) earnings to net cash used by operating activities:
          Depreciation and amortization                                              2,232,454           1,751,921
          Gain on sale of property and equipment                                                          (185,693)
          Cumulative effect of change in accounting                                  5,399,948
          Deferred income taxes                                                       (800,000)
     Changes in assets and liabilities:
          Contract and trade receivables                                            (2,489,119)         (9,515,669)
          Income tax receivable                                                     (3,256,440)
          Inventories                                                               (7,742,511)            554,470
          Prepaid expenses and other                                                   (35,582)         (1,341,944)
          Deferred costs                                                                     0          (3,181,548)
          Other assets                                                                 222,761            (658,526)
          Trade accounts payable                                                      (543,520)         (1,276,207)
          Other accrued liabilities                                                  1,333,737             542,126
                                                                                  ------------        ------------
     Net cash used by operating activities                                         (11,189,208)        (10,618,816)
                                                                                  ------------        ------------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                             (6,166,684)         (1,990,262)
     Proceeds from sale of property and equipment                                                          442,700
     Costs incurred to obtain intangibles                                             (444,325)           (355,418)
                                                                                  ------------        ------------
     Net cash  used in investing activities                                         (6,611,009)         (1,902,980)
                                                                                  ------------        ------------

FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving line of credit and                  2,350,000          (3,050,000)
       short-term debt
     Borrowings under long-term equipment lines of credit                            2,676,445           2,363,509
     Issuance of Series C Notes - net of issuance costs                             13,656,500
     Principal payments on long-term debt                                           (1,187,324)         (5,344,592)
     Issuance of common shares - net of expenses                                       828,139          26,497,203
                                                                                  ------------        ------------
     Net cash provided in financing activities                                      18,323,760          20,466,120
                                                                                  ------------        ------------

NET INCREASE  IN CASH                                                                  523,543           7,944,324

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,175,172           1,051,177
                                                                                  ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  3,698,715        $  8,995,501
                                                                                  ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Taxes paid                                                                   $    287,575        $  1,348,826
                                                                                  ============        ============
     Interest paid                                                                $    830,267        $  1,187,980
                                                                                  ============        ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     Property and equipment acquired under capital leases                         $    575,720        $    299,171
                                                                                  ============        ============
     Purchase accounting adjustments related to the acquisitions of Coach &
          Car and Artcraft:
          Additional liabilities offset against seller note payable                                   $  1,438,000
                                                                                                      ============
          Additional liabilities recognized upon final allocation of
           purchase price                                                                             $  2,415,000
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

The income tax receivable at September 30, 1996 of $3.3 million primarily represents estimated refunds of income taxes paid in 1992 through 1995. This receivable results from the Company changing its method of accounting for pre-contract costs for income tax purposes (Note 2) and operating losses incurred in 1996. The Company has filed its 1995 federal and state income tax returns and the resulting application for net operating loss carrybacks. In addition, the Company is currently in the process of amending prior income tax returns to reflect the change in accounting for pre-contract costs.


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

The effective income tax rate for the three and nine months ended September 30, 1996 approximates 40%. During 1995, the Company recognized the effects of historic tax attributes of an acquired subsidiary resulting in a net tax benefit of 27% for three months ended September 30, 1995 and a disproportionate tax provision of 23% for the nine months ended September 30, 1995.

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


Financing activities provided $18.3 million of cash during the nine months ended September 30, 1996, of which $2.4 million resulted from borrowings on the revolving credit facility primarily for working capital needs and $2.7 million resulted from borrowings on the equipment credit facility for the financing of fixed assets. In September 1996, the Company issued $14.3 million of Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") in a private placement to accredited investors. The 10% Notes bear interest at 10% payable semi-annually and are due in September 1999. The notes are convertible into common stock of the Company at 103% of the average closing price of the Company's common stock as quoted on the New York Stock Exchange for the 10 consecutive trading days immediately preceding notice by the individual holder fixing the conversion price. Based upon the conversion prices fixed prior to September 30, 1996 and the average market price of the Company's common stock for the 10 days ended September 30, 1996 for the 10% Notes not yet fixed, the 10% Notes would be convertible into approximately 850,000 shares of the Company's common stock. The Company has the right to call the 10% Notes at par plus accrued interest through the date of redemption any time after June 15, 1997 and earlier under certain circumstances. The Indenture relating to the 10% Notes and the Company's 12% Senior Subordinated Notes, contains certain covenants including limitations on the incurrence of additional indebtedness, limitation on sale of assets, transactions with affiliates, and payment of dividends. In accordance with the Indenture, the Company may incur indebtedness based upon the specified ratio of cash flow, as defined, to interest expense. All of the Company's 1996 borrowings, including the availability under the Company's line of credit are allowable borrowings under the terms of the Indenture. However, further losses will limit the Company's ability to issue new debt instruments. Notwithstanding the foregoing, the Company may incur indebtedness used to renew, extend, refinance, refund or repurchase outstanding indebtedness.

On October 20, 1995, the Company executed a loan agreement with Wells Fargo Bank (formerly First Interstate Bank, N.A.) to provide up to $15,000,000 of credit. Ten million dollars of the facility is available under a revolving credit arrangement to finance working capital requirements and five million dollars is available under a five-year amortizing term loan for the financing of U.S. based equipment. The outstanding balances of the revolving credit facility and equipment facility at September 30, 1996 were $2.4 million and $3.5 million, respectively. On December 20, 1996, the Company entered into a modification of its existing loan agreement with Wells Fargo Bank, N.A. This modification provides for an increase in the existing revolving line of credit to $20 million and $1.5 million of availability for equipment purchases. The modified agreement contains a covenant that limits the Company's ability to incur additional indebtedness. Specifically, the modified agreement allows the Company to incur up to $30.7 million of subordinated debt, a foreign loan facility of $5.0 million, computer equipment financing, and certain refinancing indebtedness. In addition, the modified agreement contains certain covenants that require the maintenance of various financial ratios, including minimum tangible net worth of $45 million, a maximum leverage ratio, a minimum current ratio of 1.5 to 1 and a minimum debt coverage ratio.


Included in current portion of long-term debt is a mortgage of $2.6 million on one of the Company's facilities. The Company is involved in negotiations with various lenders to refinance the mortgage and believes it will be able to refinance the mortgage on a long-term basis prior to its maturity in March of 1997.

                                  SIMULA, INC.



For the 4th quarter of 1996, the Company anticipates it will expend approximately $5 million to complete development and roll-out of its new products and technologies, including working capital requirements, and approximately $3 million for plant and equipment to expand its manufacturing capacity to meet anticipated demand for 1997. The Company will fund these anticipated investments with cash on hand at September 30, 1996 and its bank credit facilities. The Company believes it will have sufficient manufacturing capacity by December 31, 1996 to meet its estimated 1997 delivery requirements. For 1997, the Company anticipates cash provided by operating activities and the availability under its bank credit facilities will be sufficient to meet its capital requirements. However, to address the anticipated markets for its new technologies and products, the Company will look to obtain additional capital. The raising of this additional capital will be primarily dependent upon prevailing market conditions and the demand for the Company's technologies and products. In relation to this, the Company filed a registration statement on October 4, 1996 for 1,200,000 shares of Convertible Preferred Stock. The terms, conditions, preferences and pricing of the Convertible Preferred Stock have not been set. This filing was made to enable the Company to more efficiently and timely pursue public capital sources should the market become favorable. The proceeds to be raised will be used to establish new and expand existing manufacturing facilities, primarily for the manufacture of aircraft and rail seating systems and components related to the Company's automobile inflatable restraint systems, working capital requirements attendant to growth in markets and revenues and other general corporate purposes, including potential future acquisitions.


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


FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS


The Company expects that during the remainder of fiscal 1996, it will devote significant resources to complete development and roll-out of new products and technologies, and to expand its manufacturing capability for such products, including the ITS, 16g Seat, Cockpit Airbag System, Bulkhead Airbag System and Inflatable Body and Head Restraint System. For the 4th quarter of 1996, the Company anticipates it will expend approximately $5 million to complete development and roll-out of these new products and technologies, including working capital requirements, and approximately $3 million for plant and equipment to expand its manufacturing capacity to meet the anticipated demand for 1997. The Company will fund these anticipated investments with cash on hand at September 30, 1996 and its bank credit facilities. The Company expects that in late 1996 and in 1997, it will begin to realize revenues from the introduction of these products. The other core businesses of the Company are expected to remain at current revenue levels.


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

     (10) Filed with Report on Form 10-K for the year ended December 31, 1995.

     (11) Filed with Definitive Proxy on May 14, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.

     (12) Filed with Report on Form 10-Q for the quarter ended June 30, 1996.

     (13) Filed with Report on Form 10-Q/A dated October 3, 1996, amending Report on Form 10-Q for the quarter ended June 30, 1996.

     (14) Filed with Registration Statement on Form S-3, File No. 333-13499, filed on October 4, 1996.

                                  SIMULA, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SIMULA, INC.




DATE:     January 29, 1997                     /s/  Donald W. Townsend
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