Form 10-K/A
period 1995-12-31
SIMULA INC
filed 1997-03-25
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                 FORM 10-K/A-1
                       AMENDMENT TO APPLICATION OR REPORT
                  Filed pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                                  ------------

                                  Simula, Inc.
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 2

                                  ------------

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:

Item 6. Selected Financial Data has been amended to reflect the Company's restated historical financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended as a result of the restatement of the Company's historical financial statements.

Item 8. Financial Statements and Supplementary Data has been amended to refer to the Company's restated financial statements.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K has been amended to include the Company's restated historical financial statements.

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


          The Selected Financial Data presented below has been derived from historical audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 1995. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto. As discussed in Note 20 to the consolidated financial statements, the Company restated the consolidated financial statements for the year ended December 31, 1995.




                                                                                   Year Ended December 31,
                                                        --------------------------------------------------------------------------
                                                          1995             1994            1993             1992            1991
                                                        --------         --------        --------         --------        --------
                                                      (As Restated,     (Dollars in thousands, except per share data)
                                                       See Note 20)
INCOME STATEMENT DATA:
Revenue.............................................. $   59,089       $   41,158      $   24,781       $   18,833      $   15,144
Cost of revenue......................................     39,037           27,709          15,728           12,135           9,967
                                                        --------         --------        --------         --------        --------
Gross margin.........................................     20,052           13,449           9,053            6,698           5,177
Administrative expenses..............................     15,609            8,265           5,469            4,311           3,088
Unusual item.........................................                                         919
                                                        --------         --------        --------         --------        --------
Operating income.....................................      4,443            5,184           2,665            2,387           2,089
Interest income......................................        440               22                               57
Interest expense.....................................      2,030            1,832             800              209             357
                                                        --------         --------        --------         --------        --------
Income before taxes..................................      2,853            3,374           1,865            2,235           1,732
Income taxes.........................................        196            1,260             744              965
                                                        --------         --------        --------         --------        --------
Net earnings(1)...................................... $    2,657       $    2,114      $    1,121       $    1,270      $    1,732
                                                        ========         ========        ========         ========        ========
Net earnings per share............................... $      .31       $      .37      $      .22              ---             ---
Pro forma net earnings per
share(1).............................................                                                   $      .29      $      .31
Weighted average shares
outstanding..........................................  8,576,817        5,704,926       5,024,679        4,608,825       3,571,940
OTHER DATA:
Research and development:
  Funded by the Company.............................. $    1,419       $      688      $      376       $      240      $      127
  Funded through contracts........................... $    4,722       $    3,165      $    1,813       $    4,529      $    1,161





                                                                                         DECEMBER 31,
                                                         -------------------------------------------------------------------------
BALANCE SHEET DATA:                                        1995            1994             1993             1992            1991
                                                         -------          -------         -------          -------         -------
                                                      (As Restated,
                                                       See Note 20)
Assets:
  Current assets.....................................    $36,857          $20,594         $13,779          $ 9,616         $ 7,014
  Property and equipment.............................     15,779           13,199           7,803            7,540           1,330
  Deferred costs.....................................      6,385            1,460           1,460              595             542
  Intangibles........................................     11,455           12,164           3,517              169
  Other..............................................      2,660              274             228               87             187
                                                         -------          -------         -------          -------         -------
Total assets.........................................    $73,136          $47,691         $26,787          $18,007         $ 9,073
                                                         =======          =======         =======          =======         =======
Liabilities:
  Current liabilities................................    $15,788          $15,358         $ 5,570          $ 5,567         $ 4,817
  Long-term debt.....................................     11,261           15,339          12,794            4,839           1,456
  Other..............................................          0              345             345              369               0
                                                         -------          -------         -------          -------         -------
Total liabilities....................................     27,049           31,042          18,709           10,775           6,273
Shareholders' equity.................................     46,087           16,649           8,078            7,232           2,800
                                                         -------          -------         -------          -------         -------
                                                         $73,136          $47,691         $26,787          $18,007         $ 9,073
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION


         The Company issued its consolidated financial statements for 1995 on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996. Subsequent to the issuance of its 1995 consolidated financial statements, the Company has recorded $2.4 million of estimated losses on two contracts acquired in connection with the acquisition of Artcraft Industries, Inc. as a charge to income in 1995, the period in which the losses, which resulted from misrepresentation of the seller, became known. Deliveries of the components which were improperly costed by the seller began in May 1995 with the final shipments anticipated to occur in May 1997. The Company had previously evaluated these costs as a pre-acquisition contingency and recorded these costs as goodwill. As a result, the accompanying December 31, 1995 financial statements have been restated from the amounts previously reported to reflect the reclassification of these estimated losses from goodwill to cost of revenue.
The impact of this adjustment was to reduce previously reported 1995 net income by $1.45 million and earnings per share by $.17. See Note 20 to the consolidated financial statements.


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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)



                                                   Year Ended December 31,
                                              ----------------------------------
                                                1995           1994       1993
                                                ----           ----       ----
                                            (As Restated,
                                             See Note 20)
REVENUE
  Simula Government Products ..............   $25,533        $22,034     $21,344
  Intaero .................................    29,609         18,093       3,437
  Other ...................................     3,947          1,031           0
                                              -------        -------     -------
        Total .............................    59,089         41,158      24,781
                                              =======        =======     =======

GROSS MARGIN
  Simula Government Products ..............     9,632          8,652       8,210
  Intaero .................................     7,537          4,944         843
  Other ...................................     2,883           (147)          0
                                              -------        -------     -------
        Total .............................    20,052         13,449       9,053
                                              =======        =======     =======

ADMINISTRATIVE EXPENSES
  Simula Government Products ..............     6,337          5,114       4,760
  Intaero .................................     6,885          2,775         709
  Other ...................................     2,387            376           0
                                              -------        -------     -------
        Total .............................    15,609          8,265       5,469
                                              =======        =======     =======

OPERATING INCOME
  Simula Government Products ..............     3,295          3,038       2,448
  Intaero .................................       652          2,168         217
  Other ...................................       496            (22)          0
                                              -------        -------     -------
        Total .............................     4,443          5,184       2,665
                                              =======        =======     =======




RESULT OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of revenues.


                                      Year Ended December 31,
                                --------------------------------------
                                 1995    1994     1993    1992    1991
                                 ----    ----     ----    ----    ----
                             (As Restated,
                              See Note 20)

INCOME STATEMENT DATA
Revenue .....................    100%    100%     100%    100%    100%
Cost of revenue .............     66      67       63      64      66
Gross margin ................     34      33       37      36      34
Administrative expenses .....     26      20       22      23      20
Unusual item ................                       4
                                ----    ----     ----    ----    ----
Operating income ............      8      13       11      13      14
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



        Gross margin for the year ended December 31, 1995 increased 50% to $20.1 million from $13.4 million for the comparable in 1994. The increase is attributable to increased revenue noted above. As a percent of sales, gross margin increased to 34% from 33%. Gross margin percentages of Simula Government Products in 1995 decreased to 38% from 39%. The gross margin percentage at Intaero decreased to 25% from 27% in 1994. The decrease for Intaero resulted from $2.4 million in losses recorded on contracts which were acquired in the acquisition of Artcraft. These losses were substantially offset by the full integration of the 1994 Acquisitions, which allowed the Company to increase its vertical integration, thereby eliminating several third-party vendors. These benefits were offset to a certain extent by the acceleration of two low-margin contracts that were committed to by Coach and Car prior to its acquisition by the Company. The gross margin percentage of the Other category increased to 73% from a negative margin of (14%) in 1994 as a result of the technology sales and royalties.


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

        Operating income for the year ended December 31, 1995 decreased 14% to $4.4 million from $5.2 million for the comparable period in 1994. Operating income decreased primarily due to the recording of the losses on the contracts at Artcraft and increased administrative costs. These costs were substantially offset by the increased gross margins resulting from increased sales.



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


        The effective income tax rate was approximately 6.9% for 1995 and 37% for 1994. The decrease in the effective tax rate in 1995 is attributable to the realization of tax attributes of an acquired subsidiary. The effects of the tax attributes of this acquired subsidiary were substantially recognized in 1995. Accordingly, management does not expect that the remaining tax attributes will have a significant impact on the Company's effective income tax rate in future periods. See Note 10 to the Consolidated Financial Statements.


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


As discussed in Note 20 to the consolidated financial statements, the accompanying 1995 financial statements have been restated.

Deloitte & Touche LLP

March 21, 1996 (March 19, 1997 as to Note 20)


Phoenix, Arizona

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


-----------------------------------------------------------------------------------------------
ASSETS                                                                   1995           1994
                                                                    (As Restated,
                                                                    See Note 20)
CURRENT ASSETS:
 Cash and cash equivalents                                          $  3,175,172   $  1,051,177
 Contract and trade receivables - net (Notes 9 and 15)                24,814,754     12,389,003
 Inventories (Note 4)                                                  8,104,194      6,732,043
 Deferred income taxes (Note 10)                                                         23,000
 Prepaid expenses and other                                              762,836        399,019
                                                                    ------------   ------------

          Total current assets                                        36,856,956     20,594,242

PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS - Net (Notes 5 and 8)                                   15,778,819     13,198,567
DEFERRED INCOME TAXES                                                    812,000
DEFERRED COSTS (Note 6)                                                6,385,328      1,460,382
PATENTS AND LICENSES                                                     518,644        187,518
INTANGIBLES - Net (Notes 3 and 6)                                     10,936,361     11,976,773
OTHER ASSETS                                                           1,848,028        273,481
                                                                    ------------   ------------
TOTAL                                                               $ 73,136,136   $ 47,690,963
                                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Trade accounts payable                                             $  7,884,141   $  6,114,887
 Other accrued liabilities (Note 11)                                   2,607,849      2,572,789
 Advances on contracts                                                 3,920,533      2,529,988
 Deferred income taxes (Note 10)                                           8,000
 Current portion of long-term debt (Note 8)                            1,367,187      1,089,665
 Short-term debt (Note 12)                                                            3,050,000
                                                                    ------------   ------------
          Total current liabilities                                   15,787,710     15,357,329

LONG-TERM DEBT - Less current portion (Notes 8 and 13)                11,261,365     15,339,206
DEFERRED INCOME TAXES (Note 10)                                                         345,000
                                                                    ------------   ------------
          Total liabilities                                           27,049,075     31,041,535
                                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY (Notes 2 and 14)
 Preferred stock, $.05 par value - authorized, 50,000,000 shares;
   no shares issued or outstanding
 Common stock, $.01 par value - authorized, 50,000,000 shares;
   issued, 8,970,627 and 6,468,845 shares                                 89,706         64,688
 Additional paid-in capital                                           37,981,759     11,226,503
 Retained earnings                                                     8,295,434      5,638,075
 Treasury stock - at cost, 82,500 shares                                (279,838)      (279,838)
                                                                    ------------   ------------
          Total shareholders' equity                                  46,087,061     16,649,428
                                                                    ------------   ------------
TOTAL                                                               $ 73,136,136   $ 47,690,963
                                                                    ============   ============



See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED DECEMBER 31, 1995


-----------------------------------------------------------------------------------------
                                                    1995           1994           1993
                                               (As Restated,
                                               See Note 20)
REVENUE (Notes 3, 15 and 17)                   $ 59,088,613   $ 41,157,794   $ 24,780,591

COST OF REVENUE                                  39,036,471     27,708,610     15,728,061
                                               ------------   ------------   ------------

          Gross margin                           20,052,142     13,449,184      9,052,530

ADMINISTRATIVE EXPENSES (Notes 11, 13 and 16)    15,609,005      8,264,864      5,468,586

UNUSUAL ITEM (Note 13)                                                            919,389
                                               ------------   ------------   ------------

OPERATING INCOME                                  4,443,137      5,184,320      2,664,555

INTEREST EXPENSE (Note 8)                        (2,029,854)    (1,831,505)      (800,255)

INTEREST INCOME                                     440,076         21,608
                                               ------------   ------------   ------------
INCOME BEFORE TAXES                               2,853,359      3,374,423      1,864,300

INCOME TAXES (Note 10)                              196,000      1,260,000        743,500
                                               ------------   ------------   ------------

NET EARNINGS                                   $  2,657,359   $  2,114,423   $  1,120,800
                                               ============   ============   ============
NET EARNINGS PER COMMON AND

  EQUIVALENT SHARE                             $        .31   $        .37   $        .22
                                               ============   ============   ============

AVERAGE SHARES OUTSTANDING                        8,576,817      5,704,926      5,024,679
                                               ============   ============   ============




See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995


------------------------------------------------------------------------------------------------------------
                                         CLASS A
                                       COMMON STOCK      ADDITIONAL                               TOTAL
                                    ------------------    PAID-IN      RETAINED      TREASURY  SHAREHOLDERS'
                                    SHARES      AMOUNT    CAPITAL      EARNINGS       STOCK       EQUITY
BALANCE, JANUARY 1, 1993            5,071,940  $50,720  $ 4,094,851  $ 3,086,378               $  7,231,949

  Net earnings                                                         1,120,800                  1,120,800

  Common shares issued                  1,500       15        5,235                                   5,250

  Purchase of common shares for
    treasury                                                                       $(279,838)      (279,838)
                                    ---------  -------  -----------  -----------   ---------   ------------

BALANCE, DECEMBER 31, 1993          5,073,440   50,735    4,100,086    4,207,178    (279,838)     8,078,161

  Net earnings                                                         2,114,423                  2,114,423

  Conversion of Series B 9% Senior
    Subordinated Convertible Notes
    for common shares                 967,236    9,672    5,721,578                               5,731,250

  Issuance of common shares for
    warrants and options              158,525    1,585      610,361                                 611,946

  Issuance of common shares in
    connection with:
      Acquisition of SOUTHtech        178,582    1,786       44,388     (683,526)                  (637,352)
      Acquisition of Artcraft          67,228      672      464,328                                 465,000
      Acquisition of Sedona
        Scientific, Inc.               23,834      238      285,762                                 286,000
                                    ---------  -------  -----------  -----------   ---------   ------------

BALANCE, DECEMBER 31, 1994          6,468,845   64,688   11,226,503    5,638,075    (279,838)    16,649,428

  Net earnings (as restated,
    see Note 20)                                                       2,657,359                  2,657,359
  Secondary offering of
    common shares                   2,328,750   23,288   25,544,534                              25,567,822
  Issuance of common shares
    for warrants and options          173,032    1,730      847,256                                 848,986
  Tax benefit from exercise of
    stock options                                           363,466                                 363,466
                                    ---------  -------  -----------  -----------   ---------   ------------

BALANCE, DECEMBER 31, 1995
  (as restated, see Note 20)        8,970,627  $89,706  $37,981,759  $ 8,295,434   $(279,838)  $ 46,087,061
                                    =========  =======  ===========  ===========   =========   ============

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995


---------------------------------------------------------------------------------------------------
                                                              1995           1994          1993


                                                         (As Restated,
                                                          See Note 20)

OPERATING ACTIVITIES:
 Net earnings                                            $  2,657,359   $  2,114,423   $ 1,120,800
 Adjustments to reconcile net earnings to net cash
  (used) provided by operating activities:
   Depreciation and amortization                            3,064,833      1,651,118       798,754
   Deferred income taxes                                   (1,126,000)       256,000      (171,000)

 Changes in net assets and liabilities - net of
  effects from acquisitions:
   Contract and trade receivables                         (12,859,956)    (1,358,328)     (272,393)
   Inventories                                             (1,372,151)    (2,681,370)     (330,623)
   Prepaid expenses and other                                (363,817)        94,635        81,473
   Deferred costs                                          (5,572,295)    (1,083,476)     (114,538)
   Other assets                                            (1,089,933)        40,035
   Trade accounts payable                                   1,769,254       (146,991)     (385,990)
   Other accrued liabilities                                  378,526     (1,538,783)      525,975
                                                        ------------   ------------   -----------
     Net cash (used) provided by operating activities     (14,514,180)    (2,652,737)    1,252,458
                                                         ------------   ------------   -----------

INVESTING ACTIVITIES:
 Purchase of property and equipment                        (3,843,133)    (1,256,852)     (564,752)
 Proceeds from sale of property and equipment                 743,671
 Costs incurred to obtain patents and licenses               (342,528)      (271,212)     (115,000)
 Cash paid to acquire Coach & Car                                        (5,352,982)
 Cash paid to acquire SOUTHtech                                              (4,606)
 Cash paid to acquire Artcraft - net of cash acquired                      (628,948)
 Cash paid to acquire Sedona Scientific, Inc.                               (93,000)
 Cash paid to acquire Airline Interiors - net of cash
  acquired                                                                              (1,835,251)
                                                         ------------   ------------   -----------
     Net cash used in investing activities                 (3,441,990)    (7,607,600)   (2,515,003)
                                                         ------------   ------------   -----------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under short-term debt and
    line of credit agreement                               (3,050,000)     2,000,000      (797,035)
  Borrowings under other debt arrangements                  4,407,628     10,799,940     1,173,401
  Principal payments under other debt arrangements         (7,694,271)    (3,611,047)   (1,952,102)
  Issuance of common shares - net of expenses              26,416,808        611,946
  Issuance of 12% Notes - net of issuance costs                                          4,934,332
  Advances to the Chairman - net                                                          (303,427)
  Purchases of treasury stock                                                             (279,838)
  Real estate - net of payment to the Chairman                                            (266,639)
  Dividends paid to the Chairman                                                           (28,758)
                                                         ------------   ------------   -----------
      Net cash provided by financing activities            20,080,165      9,800,839     2,479,934
                                                         ------------   ------------   -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           2,123,995       (459,498)    1,217,389

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                          1,051,177      1,510,675       293,286
                                                         ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $  3,175,172   $  1,051,177   $ 1,510,675
                                                         ============   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                          $  1,691,712   $  1,515,844   $   758,666
                                                         ============   ============   ===========
  Taxes paid                                             $  1,365,826   $    441,700   $   804,000
                                                         ============   ============   ===========
                                                                                          (Continued)

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995


-------------------------------------------------------------------------------------------------------------------------------
                                                                     1995           1994           1993
                                                                 (As Restated,
                                                                  See Note 20)

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Property and equipment acquired under capital leases           $    924,324
                                                                 ============
  Tax benefits from exercise of stock options                    $    363,466
                                                                 ============

   Purchase accounting adjustments related to the
    acquisitions of Coach & Car:
    Additional liabilities offset against
      seller note payable                                        $  1,438,000
                                                                 ============
  Conversion of notes:
   Conversion of $6,475,000 Series B 9% Senior Subordinated
    Convertible Notes and accrued interest of $136,600 less
    deferred note issuance costs of $880,350 for 967,236 shares                $  5,731,250
                                                                               ============
  Coach & Car acquisition:
   Fair value of assets acquired                                               $ 11,422,148
   Liabilities assumed                                                           (7,069,166)
   Seller note payable                                                           (1,500,000)
   Covenants not to compete                                                       2,500,000
                                                                               ------------
  Cash paid to acquire Coach & Car                                             $  5,352,982
                                                                               ============
  SOUTHtech acquisition:
    Fair value of assets acquired                                              $    378,014
    Liabilities assumed                                                          (1,010,760)
    Common stock issued                                                             637,352
                                                                               ------------
  Cash paid to acquire SOUTHtech                                               $      4,606
                                                                               ============
  Aircraft acquisition:
   Fair value of assets acquired                                               $  4,103,924
   Liabilities assumed                                                           (2,988,924)
   Common stock issued                                                             (465,000)
   Cash acquired                                                                    (21,052)
                                                                               ------------
  Cash paid to acquire Artcraft - net of cash acquired                         $    628,948
                                                                               ============
  Sedona Scientific, Inc. acquisition:
   Fair value of assets acquired                                               $    471,277
   Liabilities assumed                                                              (92,277)
   Common stock issued                                                             (286,000)
                                                                               ------------
  Cash paid to acquire Sedona Scientific, Inc.                                 $     93,000
                                                                               ============
  Airline Interiors acquisition:
   Fair value of assets acquired                                                              $  3,270,480
   Liabilities assumed                                                                          (2,106,318)
   Covenants not to compete                                                                      2,700,000
   Liability for covenants not to compete                                                       (1,864,162)
   Cash acquired                                                                                  (164,749)
                                                                                              ------------
  Cash paid to acquire Airline Interiors - net of cash acquired
                                                                                              $  1,835,251
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


      During 1995, the Company completed its identification and quantification of certain preacquisition contingencies related to its acquisition of Coach & Car. As a result, the Company adjusted the original purchase allocation of this acquisition resulting in a net increase in accrued liabilities and advances on contracts and a decrease in debt owed to seller of $1,438,000. The Coach & Car Asset Purchase Agreement ("Agreement") specifically provided to the Company the right of offset against the purchase price any losses resulting from the failure of seller to specifically disclose a liability. Simula has asserted an offset for an undisclosed indemnifiable liability of $2.4 million. The Company has continued to make the required payments pursuant to the terms of the seller carryback note payable into an escrow account. As of December 31, 1995, the payments made into this escrow account were $406,750. This amount is included in other assets because the Company believes it is remote the seller will overturn the offset and believes that it is probable the funds will be returned to the Company. The Agreement provides for arbitration to settle disputes. As of December 31, 1995, the seller had not indicated it would seek arbitration.

      The following summarizes unaudited pro forma operating results for the Company for the two years ended December 31, 1994, assuming the acquisitions had occurred at the beginning of the immediately preceding year.

                                                    1994         1993
          Revenues                              $55,512,000  $ 50,559,000
                                                ===========  ============
          Net earnings                          $ 2,362,000  $  1,188,000
                                                ===========  ============
          Net earnings per share                $       .37  $        .20
                                                ===========  ============

4.    INVENTORIES

      At December 31 inventories consisted of the following:

                                                   1995        1994
          Raw materials                         $3,319,958  $3,544,116

          Work in process                        4,711,256   3,187,927
          Finished goods                            72,980
                                                ----------  ----------
          Total inventories                     $8,104,194  $6,732,043
                                                ==========  ==========

5.    PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      At December 31 property, equipment and leasehold improvements consisted of the following:

                                                    1995         1994
          Land                                  $ 3,022,819  $ 3,022,819
          Buildings and leasehold improvements    4,467,697    4,193,622
          Equipment                              13,408,041   10,717,234
                                                -----------  -----------

          Total                                  20,898,557   17,933,675
          Less accumulated depreciation           5,119,738    4,735,108
                                                -----------  -----------

          Property, equipment and leasehold
          improvements - net                    $15,778,819  $13,198,567
                                                ===========  ===========

6.    INTANGIBLES AND DEFERRED COSTS

      At December 31, intangibles consisted of the following:

                                                       1995         1994
                                                   (As Restated,
                                                    See Note 20)
          Covenants not to compete (Note 2)        $ 4,989,356  $ 5,178,655
          Excess of cost over net assets acquired
          (Note 2)                                   7,125,110    7,124,760
          Other                                        435,163      407,347
                                                   -----------  -----------
          Total                                     12,549,629   12,710,762
          Less accumulated amortization              1,613,268      733,989
                                                   -----------  -----------
          Intangibles - net                        $10,936,361  $11,976,773
                                                   ===========  ===========


      At December 31, deferred costs included the following:

                                                      1995        1994
          Deferred product costs - net             $5,430,179
          Deferred financing costs - net              487,980  $  794,033
          Deferred bid costs                          467,169     666,349
                                                   ----------  ----------
          Total deferred costs                     $6,385,328  $1,460,382
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

9.    RECEIVABLES

      At December 31, receivables include the following:


                                                                  1995             1994
                                                              (As Restated,
                                                               See Note 20)
      United States Government:

        Billed receivables                                    $  2,926,891     $  2,247,270
        Costs and estimated earnings in excess of billings       4,541,878        4,592,286
                                                              ------------     ------------
      Total United States Government                             7,468,769        6,839,556
                                                              ------------     ------------
      Other contracts:

        Billed receivables                                       2,942,647        3,262,514

        Costs and estimated earnings in excess of billings      10,244,769        1,652,121
                                                              ------------     ------------
      Total other contracts                                     13,187,416        4,914,635
                                                              ------------     ------------
      Other trade receivable                                     4,301,569          871,812
                                                              ------------     ------------
      Less allowance for doubtful accounts                        (143,000)        (237,000)
                                                              ------------     ------------
      Contract and trade receivables - net                    $ 24,814,754     $ 12,389,003
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

10.   INCOME TAXES

      The provisions for income taxes for the years ended December 31 are as follows:



                                        1995           1994         1993
                                    (As Restated,
                                     See Note 20)
      Current                       $ 1,322,000     $1,004,000    $ 914,500
      Deferred                       (1,126,000)       256,000     (171,000)
                                    -----------     ----------    ---------
      Provision for income taxes    $   196,000     $1,260,000    $ 743,500
                                    ===========     ==========    =========


      The Company's effective income tax rate differs from the federal statutory tax rate at December 31 as follows:


                                            1995       1994       1993
                                        (As Restated,
                                         See Note 20)
      Federal statutory income tax rate      34.0%      34.0%      34.0%
      State income taxes                      6.0        4.6        6.0
      Tax credits and other                   0.7       (1.2)      (0.1)
      Utilization of tax losses             (33.8)
                                           ------     ------     ------
      Effective rate                          6.9%      37.4%      39.9%
                                           ======     ======     ======


      The provision for deferred income taxes consists of the following:




                                           1995         1994         1993
                                        (As Restated,
                                         See Note 20)
      Accruals                       $  (946,000)    $216,000    $ (41,000)
      Depreciation expense               268,000       40,000     (130,000)
      Change in valuation allowance
         for tax loss carryforwards     (448,000)
                                       ---------     --------    ---------
      Total                          $(1,126,000)    $256,000    $(171,000)
                                       =========     ========    =========


      The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:




                                                         1995          1994
                                                    (As Restated,
                                                     See Note 20)
      Current:

        Accrued vacation and pension costs            $ 177,000     $ 149,000
        Other                                          (185,000)     (126,000)
                                                      ---------     ---------
      Total current deferred tax (liability) asset       (8,000)       23,000
                                                      ---------     ---------
      Long-term:
        Excess of tax over book depreciation           (346,000)     (50,000)
        Recognition of contract revenue                 804,000     (289,000)
        Utilization of tax loss carryforwards           448,000
        Other                                           (94,000)      (6,000)
                                                      ---------     ---------
      Total long-term deferred tax asset (liability)    812,000     (345,000)
                                                      ---------     ---------
      Net deferred tax asset (liability)              $ 804,000     $(322,000)
                                                      =========     =========

      The valuation allowances associated with tax loss carryforwards as of December 31 are as follows:


                                                  1995             1994
      Tax asset for loss carryforward          $ 669,000      $ 1,200,000
      Valuation allowance                       (221,000)      (1,200,000)
                                               ---------      -----------
      Net long-term deferred tax asset         $ 448,000      $         0
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


                                                                       1995
                                                           (As Restated, See Note 20)
                                           -------------------------------------------------------
                                            Simula
                                          Government
                                        Products, Inc.      Intaero         Other         Total
      Revenue:
        Contract revenue                  $24,753,600    $23,936,070                   $48,689,670
        Product sales                                      5,673,264    $ 1,968,879      7,642,143
        Technology sales and royalties        779,347                     1,977,453      2,756,800
                                          -----------    -----------    -----------    -----------
      Total revenue                       $25,532,947    $29,609,334    $ 3,946,332    $59,088,613
                                          ===========    ===========    ===========    ===========
      Operating income                    $ 3,294,791    $   651,695    $   496,651    $ 4,443,137
      Identifiable assets                  26,629,708     36,273,362     10,233,066     73,136,136
      Depreciation and amortization           564,842      1,899,899        600,142      3,064,833
      Capital expenditures                  1,829,664      1,459,651      1,478,142      4,767,457



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

19.   UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                                              1995
                                  --------------------------------------------------------
                                      First         Second          Third         Fourth
                                                                (As Restated,
                                                                 See Note 20)
      Revenue                     $13,580,842    $15,030,715    $14,694,204    $15,782,852
      Cost of revenue               8,954,807      9,632,276     11,811,431      8,637,957
      Gross margin                  4,626,035      5,398,439      2,882,773      7,144,895
      Net earnings (loss)             616,077        936,995       (305,818)     1,410,105

      Net earnings (loss) per
          common and
          equivalent share        $       .09    $       .11    $      (.04)   $       .15



                                                              1994
                                  --------------------------------------------------------
                                      FIRST         SECOND          THIRD         FOURTH
      Revenue                     $ 6,900,072    $ 7,558,741    $12,875,330    $13,823,651
      Cost of revenue               4,370,264      4,667,947      9,157,490      9,512,909
      Gross margin                  2,529,808      2,890,794      3,717,840      4,310,742
      Net earnings                    334,798        513,707        603,372        662,546

      Net earnings per common
          and equivalent share    $       .07    $       .10    $       .10    $       .10



20. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company issued its consolidated financial statements for 1995 on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996. Subsequent to the issuance of its 1995 consolidated financial statements, the Company has recorded $2.4 million of estimated losses on two contracts acquired in connection with the acquisition of Artcraft Industries, Inc. as a charge to income in 1995, the period in which the losses, which resulted from misrepresentation of the seller, became known. Deliveries of the components which were improperly costed by the seller began in May 1995 with the final shipments anticipated to occur in May 1997. The Company had previously evaluated these costs as a pre-acquisition contingency and recorded these costs as goodwill. As a result, the accompanying December 31, 1995 financial statements have been restated from the amounts previously reported to reflect the reclassification of these estimated losses from goodwill to cost of revenue. The impact of this adjustment was to reduce previously reported 1995 net income by $1.45 million and earnings per share by $.17.


The summary of the effects of the restatement is as follows:


Consolidated Balance Sheet at December 31, 1995:

                                                               As Previously
                                                                  Reported              As Restated
                                                               -------------            -----------

Contract and trade receivables - net                            $25,221,504             $24,814,754
Intangibles                                                      13,351,361              10,936,361
Other assets                                                      1,441,278               1,848,038
Deferred Income Taxes                                              (158,000)                812,000
Retained Earnings                                                 9,740,434               8,295,434
Total Shareholders' Equity                                       47,532,061              46,087,061

Consolidated Statement of Earnings for the Year Ended
  December 31, 1995:

Cost of Revenue                                                 $36,621,471             $39,036,471
Gross Margin                                                     22,467,142              20,052,142
Operating Income                                                  6,858,137               4,443,137
Income Before Taxes                                               5,268,359               2,853,359
Income Taxes                                                      1,166,000                 196,000
Net Earnings                                                      4,102,359               2,657,359
Earnings Per Common and Equivalent Share                              $0.48                   $0.31


                                   * * * * * *