Form 10-K
period 1996-12-31
SIMULA INC
filed 1997-03-27
CIK 885080

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 --------------

                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996         COMMISSION FILE NO. 1-12410

                                  -------------

                                  SIMULA, INC.
             (Exact name of Registrant as specified in its charter)


                     ARIZONA                                                      86-0320129
             (State of Incorporation)                                (I.R.S. Employer Identification No.)

      2700 NORTH CENTRAL AVENUE, SUITE 1000
                 PHOENIX, ARIZONA                                                    85004
     (Address of principal executive offices)                                     (Zip Code)

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          Check if there is no disclosure of delinquent filings in this Form and no disclosure will be contained in the definitive Proxy incorporated by reference in Part III of this Form 10-K. /X/

                Issuer's revenue for its fiscal year: $65,761,957

          As of March 21, 1997, the number of shares of Common Stock outstanding was 8,999,948, and the aggregate market value of the Common Stock (based on the closing price as quoted on the New York Stock Exchange on that date) held by non-affiliates of Registrant was approximately $85,123,663.

                      DOCUMENTS INCORPORATED BY REFERENCE:

             Those sections of the Registrant's Proxy Statement to be filed with the Commission in connection with its 1997 Annual Meeting of Shareholders to be held June 12, 1997, identified in Part III hereof, are incorporated by reference in this report.

                                     PART I


ITEM  1.   BUSINESS

          With the exception of historical information, the matters discussed or incorporated by reference in this report on Form 10-K may be forward-looking statements that describe matters that involve risks and uncertainties which could cause the Company's actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, success in commercialization of new technologies, the Company's new manufacturing capability and capacity, new product development, product acceptance and demand, amount of investment needed to complete development and commercialization and the time frame therefor, ability to enforce proprietary data and information, the regulatory and trade environment, and general economic conditions. Readers are cautioned not to place undue reliance on the Company's forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

OVERVIEW

          The Company is a diversified technology and manufacturing company which is recognized as a world leader in crash safety and related technologies. The Company designs and manufactures occupant safety systems and devices for a wide range of air, ground, and sea transportation vehicles. The Company's core technologies are in biomechanics and advanced systems, structures, and materials utilized in energy-absorbing seating, inflatable restraints, and composites.

          As a result of the development of the Company's core technologies, the Company, through its twelve (12) operating subsidiaries, currently operates in three market segments: (a) commercial transportation seating, (b) government and defense contracting, and (c) automobile safety systems. The Company's business operations can generally be described as occurring in three phases: (i) providing contracted research and development activities to third parties to solve specific safety related issues and undertaking Company funded research to expand existing technologies to new applications, (ii) leveraging such research into advanced, high-performance, cost-efficient product solutions to influence market preferences in a wide range of applications and industries, and (iii) manufacturing, selling, and marketing such products.

          The Company was organized in Arizona in 1975, and made its initial public offering of Common Stock in April 1992. Following its initial public offering, the Company has financed its growth primarily through public and private offerings of securities. In December 1993, the Company completed a public sale of $5.7 million of 12% Senior Subordinated Notes due in 1998. In April 1995, the Company completed a secondary offering of Common Stock, with net proceeds to the Company of approximately $25.6 million. In September 1996, the Company completed a private placement of $14.3 million in aggregate principal amount of 10% Senior Subordinated Convertible Notes. Proceeds have been utilized for product research and development, to expand manufacturing facilities, repay indebtedness, and for working capital. In September 1995, the Company completed a 3-for-2 forward split on its Common Stock. All relevant figures contained herein have been adjusted to reflect such stock split.

          In its last five fiscal years, the Company has experienced substantial growth resulting from strategic acquisitions, wider application of technologies, and new product introductions. In addition to the businesses described above, operating subsidiaries' lines of business include an aviation crash investigation school, advanced sensor technologies, and artificial intelligence computer systems.

         The Company maintains its principal executive offices at 2700 North Central Avenue, Suite 1000, Phoenix, Arizona 85004, and its telephone number is
(602) 631-4005. The Company through its subsidiaries operates facilities in metropolitan Phoenix, Arizona; Chicago, Illinois; Milwaukee, Wisconsin; San Diego, California; Asheville, North Carolina, Albany, New York, and Northumberland County, England. Unless the context indicates otherwise, all references to the "Company" or "Simula" refer to Simula, Inc. and its subsidiaries.

OPERATING AND GROWTH STRATEGY

         The Company's strategy is to maintain its leading position in creating and applying proprietary technologies and advanced solutions addressing safety-related problems, and to develop its products for commercial sale to a wide range of customers. The key elements in executing this strategy are to (i) develop and utilize technology to enhance current products and create new products, (ii) focus on new markets and regulatory requirements, (iii) expand manufacturing capabilities and maximize internal synergies, and (iv) pursue acquisitions and strategic alliances that complement existing businesses or provide manufacturing synergies.

OVERVIEW OF MARKETS AND INDUSTRY

         The Company seeks to position itself to benefit from consumer demand and government regulations requiring progressive safety equipment on all forms of transportation, from automobiles and aircraft, to school buses and high speed trains. The Company's business focuses on three primary market segments: (i) commercial transportation seating, (ii) government and defense contracting, and
(iii) automotive safety systems.

         COMMERCIAL TRANSPORTATION SEATING SYSTEMS

         Commercial transportation seating includes airline, rail, and mass transit new and refurbished seats. The Company has positioned five operating subsidiaries in this segment.

         At the end of 1995, there were approximately 11,000 passenger aircraft in operation worldwide, most with in excess of 120 passenger seat placements. A study conducted by the Boeing Commercial Airplane Group projects that the worldwide passenger aircraft fleet will grow to approximately 16,000 by 2005.

         Historically, annual production of new aircraft seats has been between 120,000 and 130,000 worldwide, exclusive of repaired and refurbished seats. The Company believes that the recent growth of the airline industry, with the resulting increase in passenger miles flown and the recent trend toward installation of communication and entertainment systems in aircraft seats, will increase demand for new seats. Additionally, there has been a recent significant consolidation in the new seat industry, which the Company believes will benefit it because of the desire of airlines to have a broader supplier base. Although the Boeing study did not include refurbished seats, the Company also believes that the demand for refurbished aircraft seats will grow as the airline industry expands and airlines purchase and refurbish used aircraft.

         Additionally, demand for both new and refurbished aircraft passenger seats may further increase as new regulations are adopted or enforced that raise the standards for crashworthiness in light of recent heightened attention to airline safety and FAA initiatives. For example, the continued phase-in of FAA standards requiring airliner passenger seats to withstand the force of 16g's (16 times the force of gravity) in a crash is expected to create increased demand for new aircraft seating systems meeting such requirements. Similarly, in 1988, the FAA adopted regulations requiring that all passengers on an aircraft have a certain specified level of head injury protection, as measured by Head Injury Criteria ("HIC"). Presently, most commercial aircraft certificated since the adoption of the FAA regulations are flying under waivers granted by the FAA because such aircraft do not meet the HIC criteria for passengers sitting immediately behind bulkheads and other cabin partitions. The Company believes that the FAA waiver policy will be reviewed and updated, thus creating an increased demand for installation of inflatable bulkhead airbags on commercial aircraft to improve the safety of passengers.

         The rail and mass transit industries are undergoing significant changes, including growth in ridership and upgrading of fleets. Demand for rail and mass transit seating results from the traveling public's desire for high-speed trains, safety, and comfort, as well as new laws and regulations, such as proposed Federal Railroad Administration rules to improve safety systems, and the Clean Air Act Amendments of 1990 and the Americans with Disabilities Act, which require that transit authorities and rail operators purchase new, upgrade or retrofit existing equipment.

         The Company believes that between 1995 and 1998 U.S. railcar-purchasing agencies will purchase up to 3,500 rail and mass transit cars. Rail and mass transit seat manufacturers may also potentially benefit from the development of lighter weight and high-speed rail systems in North America.

         GOVERNMENT AND DEFENSE CONTRACTING

         The Company believes that the United States government will continue to fund a significant defense budget and will increasingly support high technology and safety improvements. In addition, the Company expects that pilot and passenger safety will continue to be a critical part of these and other programs, with the United States and many foreign governments placing greater emphasis on transportation safety. The United States is widely regarded as the world leader in military safety and technology development, and expenditures in these areas are expected to continue in the future as military forces become increasingly mobile. The Company believes that there will be continued government spending on and demand for military safety technology products such as those developed and manufactured by the Company, including advanced energy absorbing seating, lightweight armor systems, and inflatable restraints. The Company has positioned four operating subsidiaries in this segment.

         AUTOMOBILE SAFETY SYSTEMS

         Demand for automobile safety products results primarily from government regulations and consumer demands. One regulation, adopted in 1984 by NHTSA, provided the impetus for the development of the airbag market in the United States by requiring installation of passive restraints in all new cars sold after 1989. Passive restraints typically consist of either frontal airbags or passive seat belt systems. Applicable 1991 regulations require the use of airbags for both sides of the front passenger compartment of all new cars sold in the United States by the 1998 model year. Frontal impact is the leading cause of automobile injuries and third leading cause of automobile fatalities, accounting for approximately 51% of all injuries and 31% of all fatalities which occur in automobile collisions.

         Consumer demand has outpaced regulation as the primary impetus for the growth of the airbag market. According to publicly available automotive industry data, in the 1989 model year, only 7% of the automobiles produced in the United States included an airbag. This percentage increased to 28% in 1990, 42% in 1991, 59% in 1992, and 71% in 1993. Industry sources estimate that standard driver's side airbags were installed in approximately 90% of 1995 model year autos sold in the United States, and to a lesser extent overseas. This high degree of penetration has been achieved in advance of the regulatory deadline as a result of consumer demand.

         Side-impact collisions comprise the second leading category of injury accidents and leading category of fatal accidents, accounting for approximately 25% of all injuries and 34% of all fatalities which occur in automobile collisions, with a significant majority of such injuries caused by impact to the head and neck. Present United States side-impact safety standards address the use of foam padding and/or structural beams. However, NHTSA is currently examining head crash standards, measured in quantifiable HICs for side-impact collisions. Rollover injuries are the third leading category of injury accidents and second leading cause of fatalities, accounting for approximately 15% of all automobile injuries and 33% of fatalities.

         The Company's Inflatable Tubular Structure ("ITS") is the only available product designed specifically to protect the head and neck of vehicle occupants in side-impact collisions and potentially provide containment of occupants in rollover and secondary impact collisions. The Company has positioned two operating subsidiaries in this segment.

THE COMPANY'S PRODUCTS AND EMERGING MARKETS

         As of December 31, 1996, the following table shows each of the Company's products in production, and each of the products the Company expects to commence delivery of, on the rollout schedule indicated.

         PRODUCT AND TECHNOLOGY STATUS


                PRODUCT/TECHNOLOGY                               Status                         Product Rollout
                ------------------                               ------                         ---------------
Energy Absorbing Seating
  Systems -- Military............................            In Production                     1975 -- On-going
Composite Armor..................................            In Production                     1985 -- On-going
Airliner Seat Repair and Refurbishment...........            In Production                 Acquired 1993 -- On-going
Rail and Transit Seating.........................            In Production                 Acquired 1994 -- On-going
New 16g Commercial Airliner Seats................            In Production                      Rollout 1996 --
                                                                                             Commercial Production
                                                                                              Increasing in 1997
Inflatable Tubular Structure.....................          Volume Production                         1997
Bulkhead Airbag System...........................         Certified/Ready for                        1997
                                                               Production
Cockpit Airbag System............................         Ready for Production                       1997
Inflatable Body and Head Restraint
  System.........................................         Ready for Production                       1997

         ENERGY ABSORBING SEATING SYSTEMS AND COMPONENTS FOR HELICOPTERS, AIRLINERS, RAIL, AND MASS TRANSIT

         Military Aircraft Seating Systems. The Company has been a major supplier of energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the United States armed forces and their prime defense contractors for approximately 20 years. The seating systems focus on reducing injury and increasing survivability in crashes involving aircraft. These crashworthy seating systems contain proprietary energy-absorbing components and devices that activate upon crash impact to absorb shock that otherwise would be absorbed by the seat occupant.

         Based on internal market surveys and data, the Company believes that it is the leading provider of crashworthy helicopter seats purchased by the United States and foreign armed forces, and is the supplier for a majority of the world's energy-absorbing helicopter seating system programs under domestic and foreign military contracts. Aircraft for which the Company has designed and manufactured seat assemblies for pilots, flight crews, troops, or SONAR operators include the AH-64A Apache attack helicopter; UH-60A Blackhawk transport and cargo helicopter; SH-60B Sea Hawk reconnaissance helicopter; SH-3 Sea King utility helicopter; CH-53 Sea Stallion transport and cargo helicopter; V-22 Osprey tilt-roar aircraft; Indian Hindustan Aeronautics, Ltd. ALH utility helicopter; and C-17 fixed wing utility aircraft. Aircraft manufacturers in the Company's customer base include the Boeing Company, McDonnell Douglas Corporation, and Sikorsky Aircraft.

         Commercial Airliner Seating Systems and Components. The Company, through its wholly owned subsidiary Airline Interiors, Inc. ("Airline Interiors") manufactures and sells commercial airline seating systems that comply with FAA-mandated 16g standards for airline seats and repairs, refurbishes, and retrofits commercial aircraft seats. With the acquisition of Airline Interiors in 1993, the Company obtained FAA certifications and an established customer base of commercial airlines as well as the operations to repair, refurbish, and retrofit commercial aircraft seats. The Company's entrance into the airline seating market is an outgrowth of both the Company's technologies and Airline Interiors' traditional core business -- the repair, refurbishment, and retrofitting of commercial aircraft seats.

         The Company's 16g seats ("16g Seats") are designed to absorb 16 times the force of gravity upon impact. The prices and features of the Company's new 16g Seats are competitive with more established 16g seat suppliers, but exceed existing and currently anticipated industry and regulatory standards for crashworthiness. The Company's 16g Seats have been tested, approved, and certified for use in numerous classes of commercial aircraft. The Company's customer base for its 16g Seats includes Air Transit, The Boeing Company, GATX Leasing, International Leasing Finance Corp., Onur Air, Flying Colors Airlines, and two major U.S. carriers.

         The Company also repairs, refurbishes, and retrofits existing commercial aircraft seats. Its services include (i) the supply of seat components, including upholstery, cushioning, and fiber blocking; (ii) the overhaul and modification of seat assemblies, including arm rests and tray tables; and (iii) the design and integration of communication and entertainment systems into aircraft seats. Customers of Airline Interiors for such services include America West Airlines, Continental Airlines, Southwest Airlines, and United Airlines.

         The Company believes that various developments in the airline industry may increase the demand for new energy-absorbing seats and for the repair, refurbishment, and retrofitting of existing airliner seats. These factors include the potential for increased federal regulation requiring improvements in passenger seat crashworthiness, increased safety concerns by passengers, the growth of airline travel, restructurings and reorganizations of air carriers, the need to reconfigure and upgrade existing aircraft interiors, the delivery of new aircraft, and the growth of demand for communications and entertainment features in aircraft seats.

         Rail and Other Mass Transit Seats. The Company's acquisition of Coach and Car Equipment Corporation and Artcraft Industries Corp. in 1994 brought to the Company an established seat manufacturing identification, contract backlog, and additional manufacturing capacity for airline seats. In addition to these synergies with Airline Interiors and its seat technology, the Company became, and continues to be, based on internal data, the leading North American provider of seating systems for rail and other mass transit vehicles. Through an integrated design, development, and production capability, the Company supplies seating in a variety of styles, materials, colors, configurations, and optional features. The Company produces stainless steel, plastic, and fiberglass seating systems for subways, cushioned and upholstered seating for other mass transit vehicles, and deluxe recliners for railroad cars. The seating systems feature lightweight construction; ease of installation and maintenance; vandal resistant, durable, and long-lasting components; reinforced structures for superior strength and support; fire and smoke resistance; sound and energy absorption; and passenger safety and comfort. Customers include Amtrak, ABB Traction, Inc., Bombardier, Inc., Amerail (formerly Morrison Knudsen Corporation), Siemens Duewag Corporation, Kawasaki Rail Car, Inc., and the metropolitan transit authorities in major North American cities.

         The Company believes that additional opportunities exist in its seating business as a result of the need to expand and modernize mass transit systems across the United States, the Company's pursuit of international business, and potentially the application of various aspects of the Company's energy-absorption and other safety technologies to rail and other mass transit vehicles, including high-speed trains.

         COMPOSITE MATERIALS INCLUDING ARMOR SYSTEMS

         As an outgrowth of its military aircraft seating systems the Company developed an expertise in armor, which comprises a significant portion of both materials in, and costs of, such seating systems. In addition, the Company has developed a variety of other composite materials for integration in its existing and proposed products and for sale as raw material to customers. Composites are structures, typically made of layered materials, glues, resins, metal alloys, and ceramics, which provide advantages in terms of weight, flexibility, and strength over traditional metal components. Composite materials are often much lighter than conventional materials such as basic metals, and by their complex nature are generally more expensive than such materials. Composite materials have a wide variety of product applications, ranging from shaped or molded plastic structures to advanced, lightweight, protective ballistic armor systems. Advanced composite materials with which the Company has expertise include silicon carbide, aluminum, and ceramics matched with fiber reinforcements of Kevlar, carbon, Spectra, S-glass, E-glass, and hybrid weaves. The Company also has the capability to process thermoset resins including epoxies, polyesters, and vinyl esters.

         The Company's principal composite products are high-strength, lightweight armor systems that have been incorporated into a variety of United States armed forces vehicles, including aircraft, naval landing craft, and personnel carriers. The Company is a principal supplier of such lightweight armor systems in the United States. The Company develops and manufactures armor systems for seats as well as for structural and other vital components of military aircraft. Aircraft components incorporating armors developed or produced by the Company include V-22 Osprey crew seats; C-17 cockpit components; AH-64A Apache crew seats; Blackhawk crew seats and floor armor; CH-53 Sea Stallion crew seats; United States Navy landing craft air cushion pilot station armor; and high-mobility, multi-wheeled vehicles ("HMMWV") and transport vehicles ("HEMTT"). The Company has an on-site ballistics firing range, enabling it to conduct tests on armor products.

         The Company has recently developed a number of commercial applications for its composites technology, including high-strength transparent armors and portable armor kits for use in police cars and other vehicles, high-performance sporting equipment such as archery bows and bicycle components, and 16g airliner seat frames and backs. The Company believes that composite materials will increasingly be incorporated in a wide range of goods requiring strong, advanced, or lightweight components.

         INFLATABLE RESTRAINT SYSTEMS FOR AIRCRAFT AND AUTOMOBILES

         The Company developed its core inflatable restraint technology in the 1980's under a contract with the United States government and has expanded and developed such technology into numerous applications in various products and industries. The Company currently produces or is developing four types of inflatable restraint systems for automobiles and three systems for commercial and military aircraft.

         Automobile Inflatable Restraint Systems. The Company developed, patented, and is manufacturing the inflatable tubular structure ("ITS"), which is an automobile inflatable restraint system. The ITS occupies a stored position above a side window and inflates upon impact to extend diagonally across the side window, which provides protection against head and neck injuries from side-impact collisions. An automobile may be equipped with an ITS at each side window. The Company's ITS technology comprised two of the 36 finalists out of 4,000 technology entrants submitted for Discovery Magazine's 1996 "Technology of the Year Award."

         The ITS provides protection in certain side-impact collisions beyond that provided by conventional airbags currently utilized in automobiles. Unlike a conventional airbag, which must be trapped by a structure such as a steering wheel, dashboard, or door, the ITS is attached to and supported by the structure of the vehicle frame and door pillars. During a side-impact crash, a tube located above the door inflates and becomes shorter in length, which causes it to drop out of its molding and form a tight diagonal structure across the side window. As a result, the ITS provides protection despite the window being open or breaking upon impact, while a conventional airbag would not have adequate support in these situations. Therefore, the ITS is able to substantially reduce head rotation to the side, preventing contact with vehicle components. Additionally, the diagonal arrangement of the activated ITS offers protection for occupants of different sizes, weights, and seating positions, and in different types of side-impact collisions, as well as in rollover, secondary impact, and ejection situations.

         Recent tests have shown that a side-impact collision at approximately 30 miles per hour with a combination of the most extensive safety protection systems available in 1996 model automobiles (consisting of a seat belt and shoulder harness along with conventional frontal and side impact airbags) results in a HIC of about 1500, which is an impact sufficient to cause a fatal injury to the vehicle occupant. Conversely, tests performed under the same conditions with the addition of an ITS resulted in a HIC of only approximately 560, which, barring injury to other parts of the anatomy not addressed by the ITS, would allow the occupant to survive the crash.

         The Company has developed various additional applications for the ITS technology. Through different configurations, the ITS provides protection to other parts of the body and in other types of collisions. Such applications include the inflatable tubular cushion ("ITC"), a seat mounted torso side protection system, the inflatable tubular bolster ("ITB"), an under-dash system to protect knees and legs, and the inflatable tubular torso restraint ("ITTR"), an inflatable restraint harness and seat belt application.

         The Company through Autoliv GmbH, is currently manufacturing the ITS for sale to BMW, a major European automobile manufacturer which is including it in 1997 models of its automobiles. The Company also has agreements with a first tier auto supplier to provide ITS to a second automobile manufacturer and to provide a different application of the ITS technology to an automobile manufacturer. The Company's high-volume manufacturing line is located in Northumberland County in the northeast of England, and it is currently building a second production line to be located in this facility.

         Alone and with Autoliv GmbH, Morton International, and other first tier component suppliers, the Company is actively pursuing ITS and other product applications with other automobile manufacturers. The Company has entered into strategic alliances with these first tier component suppliers because the Company is able to leverage off of the size and industry strength of such large manufacturers and benefit from their market contacts. Further, such relationships facilitate the marketing and distribution of the ITS and related products through the combined marketing and manufacturing efforts of the Company and the strategic partners. Although the first tier component suppliers produce airbag products, the ITS and related technologies are unique proprietary products and not auto part commodities as are most forms of traditional airbags.

         Aircraft Inflatable Restraint Systems. The Company has completed development of and plans to market various inflatable restraint systems for military and commercial aircraft. These systems include the inflatable body and head restraint system ("IBAHRS") for the protection of military helicopter crew members, a cockpit airbag system ("CABS") for the protection of the flight crew in military aircraft, and a bulkhead airbag system ("BABS") for the protection of passengers sitting immediately behind the bulkhead and other cabin partitions in commercial aircraft.

         Under a contract with the United States Army, the Company served as the prime contractor for the development of the IBAHRS. Following the completion of the initial development, the Company was awarded a contract to serve as the prime contractor to complete the development, perform production design, produce hardware, and perform testing procedures for the IBAHRS. During a crash, the airbags inflate between the aviator and the seat harness, causing the aviator to be pushed back into the seat and providing support under the aviator's chin to reduce the forward rotation of the head. The Company anticipates that it will commence production of the IBAHRS in late 1997.

         The Company is engaged in research and development efforts for CABS under a contract with the United States Army. CABS incorporates airbags in a configuration surrounding the aviator that inflate following sensor detection of crash impact from a variety of directions. CABS then retracts following deployment and thereby protects against mishaps caused by accidental deployment during the normal operations of the aircraft. The Company anticipates that it will complete the development project and commence production of CABS in late 1997.

         The Company developed BABS at its own expense to provide a product that satisfies FAA regulations requiring protection against head injuries to passengers sitting immediately behind the bulkhead and other cabin partitions in commercial aircraft certificated after 1988, which includes only complete new aircraft designs. Prior to BABS, no other company had introduced a product that satisfied the FAA regulations, and newly certified aircraft have operated under FAA waivers from the regulations. In addition, the regulations have not been extended to aircraft certificated prior to 1988. Although the Company believes that BABS satisfies the FAA regulations, the Company cannot assess weather the FAA will withdraw its waivers as a result of the forthcoming availability of BABS and extend its regulations to apply to presently exempt commercial aircraft. The Company has an agreement with Jetstream Aircraft Ltd. ("Jetstream") to manufacture and sell BABS for implementation of the system in the Jetstream J-41. With its introduction of BABS in Jetstream aircraft in 1997, the Company believes that the FAA waiver policy will be reviewed by the agency. The Company is also discussing the introduction of BABS with other aircraft manufacturers. In addition, the Company is developing the related systems for sensors, electronics, and other applications for its inflatable restraint technology.

         DEVELOPMENTAL STAGE TECHNOLOGIES

         Smart Structures. The Company has recently combined its composite technologies with its neural network computer capabilities as part of the development of products known as "smart structures." Smart structures contain sensors and fiber optics that communicate through computers to monitor the integrity or status of a system or structure. As an example, military vehicles equipped with sensors incorporating smart structure technology can be remotely monitored for battlefield status. Similarly, structures such as bridges and overpasses can be remotely monitored to detect early signs of deterioration in structural integrity. The Company is also exploring the development of smart system sensors and software programs that have potential in a variety of product applications, including crash sensors for airbag and other safety systems in both automobiles and aircraft.

         Parachutes. Under contract with the United States Navy, the Company recently applied its technologies and overall knowledge of materials and structures to develop a parachute that solves numerous functional problems attendant to traditional military parachutes. Specifically, many parachutes traditionally used by the military have (i) been large and heavy, (ii) been unable to be worn during flight or by females, and (iii) had limited shelf life, requiring the labor intensive process of unpacking and repacking parachutes every six months. The parachute developed by the Company is small, lightweight, unisex, capable of being worn during flight, and vacuum-packed so that it maintains more than a five-year shelf life without repacking. The Company will commence initial production of its parachute in 1997 for Navy aircraft.

         Other Advanced Materials. As an outgrowth of its development of a proprietary "bladder" for the ITS, the Company has recently developed and tested a number of advanced polymers and urethanes, possessing a wide variety of potential product applications. Such materials are generally high-strength and lightweight and can be developed to withstand extreme temperatures. Potential uses for such materials include laser protective aircraft canopies, high-performance windows for aircraft and automobiles, and protective lenses and visors.

PROPRIETARY TECHNOLOGY

         The Company maintains a design, development, research, testing, and engineering staff whose duties include the modification and improvement of existing products and the development of new products and applications. The Company regards its research, development, and engineering capabilities as a particular strength and intends to continue to emphasize this aspect of its business.

         The Company retains proprietary rights in the products and services it develops, including those initially financed under government contracts. As an integral component of its strategy, the Company seeks to transfer all of its technology to product applications. The Company's costs for research and development in 1995 and 1996 were approximately $6.1 million and $10.5 million, respectively. These amounts include government-funded, other customer-funded, and Company-funded research and development contracts.

         Since much of its research and development generates proprietary technology, the Company has patent protection on certain products. The Company's ability to compete effectively depends, in part, on its ability to maintain the proprietary nature of its technologies. The Company also relies on unpatented proprietary information and know-how, typically protecting such information as trade secrets, but there can be no assurance that others will not develop such information and know-how independently or otherwise obtain access to the Company's technology.

         The Company holds 13 patents, including those recently issued for its ITS and 16g Seat technologies. In addition, the Company has 34 patent applications pending for such items as its ITB and ITC technologies and various of its advanced materials. The Company is also currently developing six additional patent applications for filing. Patents protect inventions for a period of 20 years after the application is first filed. All of the Company's patents issued or applied for involving its principal products have been issued or pending for three years or less. The Company does not presently own or maintain any trademarks which are material to its business.

PRODUCTION AND MANUFACTURING

         The Company's production and manufacturing consist principally of the bending and welding, molding, ceramic and composites composition and processing, sewing, upholstery, component fabrication, and final assembly, along with airbag and restraint assembly. After assembly, products are functionally tested on a sample basis as required by applicable contracts. The Company's manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. Products manufactured for government programs must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the United States government, periodically send representatives to the Company's facilities to monitor quality assurance.

         In 1996 the Company consolidated certain operations, expanded and upgraded certain of its existing manufacturing capabilities, and established a new manufacturing facility in England for the production of inflatable restraints. Consolidation principally placed sewing and upholstery operations in a central location and placed airline and train seat parts manufacturing in a central location. Such steps were taken for efficiency purposes and did not have a material effect on the Company's financial condition or results of operations.

MARKETING AND SALES

         Depending upon the product, the Company typically employs one of four methods for marketing: (i) direct sales, which, for example, it utilizes in the marketing of its 16g Seats, (ii) technical teams, typically comprised of a combination of administrative personnel and development engineers, which it utilizes in the marketing of inflatable restraints and advanced materials, (iii) strategic alliances with first tier component suppliers, which it utilizes in the marketing of inflatable restraints and (iv) responses to formal requests for proposals in bidding for governmental contracts.

         In marketing its commercial seating and restraint products, the Company endeavors to maintain close relationships with existing customers and to establish new customer relationships. Ongoing relationships and repeat customers are an important source of business for the Company's current and new products. For example, the Company believes that its aircraft seat refurbishment customers are excellent prospects for its proposed new aircraft seats. Similarly, the Company will rely in part on forming strategic alliances to gain the established marketing capabilities of first tier component suppliers in connection with the distribution of the Company's automobile restraint systems.

         The Company's marketing and sales activities in the government sector focus primarily upon identifying research and development and other contract opportunities with various agencies of the United States government or with others acting as prime contractors on government projects. Key members of the Company's engineering, contracts, and project management staffs maintain close working relationships with representatives of the United States armed forces and their prime contractors. Through these relationships, the Company monitors needs, trends, and opportunities within current or potential military product lines.

         Approximately 24% of the Company's total revenue in 1996 resulted from products sold internationally, either directly by the Company or indirectly through sales made to the United States government or domestic prime contractors for export. Historically, as United States government contracts are awarded and filled, prime contractors have thereafter typically marketed their products to foreign military allies, resulting in sales of the Company's products abroad. The Company has also recently entered into development contracts directly with foreign military organizations. Accordingly, the Company anticipates that its international defense sales will continue to grow. The initial customer of the ITS is BMW, a European automobile manufacturer. The Company believes that there are opportunities for additional sales of the ITS, commercial aircraft, and rail seating systems in foreign markets and is conducting marketing efforts internationally. Countries in which the Company is actively marketing include Germany, France, the United Kingdom, Japan, India, Korea, Singapore, Australia, Canada, Turkey, and China.

CUSTOMERS

         Sales of the Company's products to all branches of the United States armed forces represented approximately 27% of the Company's revenue in 1996. No other customer accounted for more than 10% of the Company's revenue during 1996.

         The Company's historical and acquired businesses have relied to a great extent on relatively few major customers, although the mix of major customers has varied from year to year depending on the status of then existing contracts. The Company believes that historical customers, such as the United States Army and other branches of the United States armed forces, to which the Company has supplied products for approximately 20 years, will continue to represent major customers although the percentage of the Company's revenue attributable to them can be expected to decrease as a result of the Company's expanding commercial operations. Other historical customers of the Company include the Boeing Company, McDonnell Douglas Corporation, and Sikorsky Aircraft. The loss of or reduction in sales to a major customer may have a more adverse effect on the Company's operations or financial condition than if the Company's revenue was less concentrated by customer.

         As the Company has applied its technologies to additional products and markets and grown through strategic acquisitions, the list of customers for the Company's commercial products has expanded rapidly in recent years. Among current customers of the Company include, in addition to its historical customers, America West Airlines, Amtrak, Autoliv GmbH, BMW, Continental Airlines, Morton International, Southwest Airlines, United Airlines, and the metropolitan transit authorities in major North American cities.

COMPETITION

         Based on internal market surveys and data, the Company believes that it is the largest worldwide supplier of seating systems for military helicopters. Numerous suppliers compete for government defense contracts as prime contractors or subcontractors. Competition relates primarily to technical know-how, cost, and marketing efforts. The competition for government contracts relates primarily to the award of contracts for the development of proposed products rather than for the supply of products that have been developed under contracts. The Company's principal competitors in the crashworthy military seating market are Martin Baker (U.K.) and Israel Aircraft Industries, Ltd. (Israel). The Company does not have financial or market share data concerning these two competitors.

         Based on internal market surveys and data, the Company believes that it is the largest supplier of rail and mass transit seating systems in North America, with an approximate 70% to 80% market share. The Company has four principal competitors in the North American rail and mass transit seating market, comprising in the aggregate 20% to 30% of such market.

         Based on internal estimates, the Company believes that it achieved a 2.5% share of the worldwide commercial airline seating market in its first full year of production in 1996. The Company has 10 principal competitors in the commercial airline seating market, with BE Aerospace, Inc. having approximately 50% of the market.

         The worldwide automobile airbag market is currently dominated by five large suppliers, all of which are producing airbag systems in commercial quantities. The market served by the Company's inflatable restraint systems is intensely competitive. As a result of the proprietary nature of the Company's ITS and related technologies, the Company has entered into strategic alliances with a number of the largest suppliers of conventional automotive airbags, including Morton, Autoliv, and others, to market and produce the Company's products. Under these arrangements, the Company acts as licensor and supplier and, thus, does not compete with first tier automotive suppliers. The Company does not intend to compete as a first tier supplier of a broad range of safety devices. Autoliv and Morton recently announced a proposed business combination relating to their respective airbag operations. The Company does not believe that any such combination will adversely affect its business relationship with these companies.

         Most of the Company's competitors have greater marketing capabilities and financial resources than the Company. The Company's present or future products could be rendered obsolete by technological advances by one or more of its competitors or by future entrants into its markets.

RAW MATERIALS AND SUPPLIES

         The Company purchases raw materials, components, devices, and subassemblies from a wide variety of sources. Principal raw materials used by the Company include urethanes, ceramics, Kevlar, aluminum, steel, upholstery and fabric products, and fire blocking foam. Components include restraints, harnesses, and gas generators for inflatable restraint products. The Company does not depend upon any single supplier. Because of multiple sources of supply, the Company has not experienced difficulties in obtaining components and raw materials for its manufacturing and assembly processes. The Company is not party to any formal contracts regarding the delivery of its supplies and components, but instead generally purchases such items pursuant to individual or blanket purchase orders. Blanket purchase orders usually provide for the purchase of a large amount of items at fixed prices for delivery and payment on specific dates.

BACKLOG

         The Company's backlog at December 31, 1995 and 1996 was approximately $58 million and $63 million, respectively. The backlog at December 31, 1996 consisted of approximately $17 million under defense contracts and approximately $46 million with commercial customers.

         The backlog includes contracts for major current products as well as for supplies and replacement components. Backlog includes only $3 million under the Company's agreement to supply the ITS for certain of BMW models to be delivered in 1997. In the case of government contracts, backlog consists of aggregate contract values for firm product orders, exclusive of the portion previously included in operating revenue utilizing the percentage completion accounting method. All orders included in the backlog are believed to be firm and are expected to be filled over the period from the present date to December 31, 1998.

EMPLOYEES

         The Company has over 700 full-time employees at its locations in Arizona, California, Illinois, New York, North Carolina, Wisconsin, and the United Kingdom. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel.

                                PERSONNEL PROFILE

                                                                     Approximate Number
Classification                                                          of Employees
--------------                                                          ------------
Research and Development; Scientists; Engineers; Technical
  Support..........................................................          150
Manufacturing......................................................          310
Administration.....................................................          190
Other..............................................................           65

         In connection with its 1994 acquisition of Coach and Car, the Company executed a collective bargaining agreement with the United Electrical Workers. The predecessor corporation's work force was similarly represented by the collective bargaining unit. The Company's other employees are not represented by a labor union, and the Company has no knowledge of any organizing activities. The

Company has never suffered a work stoppage and considers its relations with employees to be excellent.

ENVIRONMENTAL REGULATIONS

         The Company's operations are subject to a variety of federal, state, and local environmental regulations, including laws regulating air and water quality and hazardous materials and regulations implementing those laws. The Company's principal environmental focus is the handling and disposal of paints, solvents, and related materials in connection with product finishes, welding, and composite fabrication. The Company contracts with a qualified waste disposal company for services. The Company regards its business as being subject to customary environmental regulations, but does not believe it faces unique or special problems. The cost to the Company of complying with environmental regulations is not significant.

ITEM  2.   PROPERTIES

  The Company is currently expanding its manufacturing and administrative facilities in order to meet the expected demand for its products. Upon the completion of such expansion, the Company believes that its manufacturing and administrative facilities will be adequate for the foreseeable future. The following table summarizes the properties which the Company leased or owned as of December 31, 1996.

                               FACILITIES PROFILE

                                                                                                                  SQUARE
COMPANY                               LOCATION                        FUNCTION                                    FOOTAGE
-------                               --------                        --------                                    -------
Simula, Inc..................      Phoenix, AZ (1)            Corporate Headquarters                               11,000


Simula Government
  Products, Inc..............      Tempe, AZ (2)              Manufacturing and Administration                     60,000
                                   Tempe, AZ (2)              Manufacturing and Administration                     24,000
                                   Tempe, AZ (1)              Manufacturing and Administration                     19,000
                                   Tempe, AZ (1)              Manufacturing and Administration                     14,000
                                   Tempe, AZ (1)              Manufacturing and Administration                     14,000

Simula Technologies, Inc.....      Phoenix, AZ (2)            Research and Development                             25,000


Simula ASD, Inc..............      Phoenix, AZ (1)            ITS Low Rate Production;                              7,000
                                                              Testing; Administration
                                   Phoenix, AZ (1)            ITS Low Rate Production; Testing                     20,000

Simula ASD, Ltd..............      Northumberland,            ITS Volume Production                                30,000
                                   U.K. (1)

Airline Interiors, Inc.......      San Diego, CA (1)          Airliner Seat Refurbishment and                      44,000
                                                              New Seat Assembly;
                                                              Administration
                                   San Diego, CA (1)          Upholstery and Sewing                                17,000
                                   San Diego, CA (1)          Warehouse                                             6,000


Coach and Car Equipment
  Corporation................      Chicago, IL (1)            Airline, Rail and Transit Seat                       71,000
                                                              Manufacturing; Administration
                                   Albany, NY (1)             Rail Seat Assembly                                   20,000

Artcraft Industries Corp.....      Milwaukee, WI (1)          Rail and Airline Seat                                45,000
                                                              Refurbishment and Upholstery

                                   Milwaukee, WI (1)          Warehouse                                            20,000
                                   Milwaukee, WI (1)          Warehouse                                             5,000


ViaTech, Inc.................      Tempe, AZ (1)              Composites Research;                                 16,000
                                                              Fabrication; Administration


Safety Equipment, Inc........      Asheville, NC (1)          Research and Development;                             5,000
                                                              Survival Equipment
                                                              Manufacturing; Parachute
                                                              Manufacturing


Sedona Scientific, Inc.......      Sedona, AZ (1)             Research and Development;                             5,000
                                                              Sensors, Smart Systems, Fiber
                                                              Optics


                                   Sedona, AZ (1)             Warehouse                                             2,000

----------

(1) Denotes leased facility
(2) Denotes Company-owned facility


ITEM  3.   LEGAL PROCEEDINGS

         The Company is involved in litigation in the ordinary course of business from time to time. The Company presently is not a party to any material threatened or pending litigation, the negative outcome of which would be material to the Company.


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II


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

                                                                                 HIGH                 LOW
                                                                                 ----                 ---
1995:
First Quarter..........................................................        $14.92              $12.83
Second Quarter.........................................................         16.42               13.50
Third Quarter..........................................................         25.13               14.83
Fourth Quarter.........................................................         24.13               16.50

1996:
First Quarter..........................................................        $19.25              $12.75
Second Quarter.........................................................         20.63               15.88
Third Quarter..........................................................         18.38               15.75
Fourth Quarter.........................................................         15.88               13.00

1997:
First Quarter (through March 26).......................................        $18.38              $13.63

          The number of holders of the Common Stock of the Company, including beneficial holders of shares held in street name, as of the close of business on March 26, 1997, is estimated to be greater than 2200. On March 26, 1997, the closing price of the Common Stock was $15.75 per share.

ITEM  6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The Selected Consolidated Financial Data presented below has been derived from historical audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 1996. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto.

                                                                              YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                        1996            1995             1994            1993             1992
                                                        ----            ----             ----            ----             ----
                                                                    (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Revenue..........................................   $   65,762      $   59,089       $   41,158       $   24,781      $   18,833
Cost of revenue..................................       55,239          39,037           27,709           15,728          12,135
                                                    ----------      ----------       ----------       ----------      ----------
Gross margin.....................................       10,523          20,052           13,449            9,053           6,698
Administrative expenses..........................       19,749          15,609            8,265            5,469           4,311
Unusual item.....................................                                                            919
                                                    ----------      ----------       ----------       ----------      ----------
Operating (loss) income..........................       (9,226)          4,443            5,184            2,665           2,387
Interest expense.................................       (2,377)         (2,030)          (1,832)            (800)           (209)
Interest income..................................           52             440               22                               57
                                                    ----------      ----------       ----------       ----------      ----------
(Loss) income before taxes.......................      (11,551)          2,853            3,374            1,865           2,235
Income tax benefit (expense).....................        4,741            (196)          (1,260)            (744)           (965)
                                                    ----------      ----------       ----------       ----------      ----------
(Loss) earnings before cumulative effect
  of change in accounting principle (1) .........       (6,810)          2,657            2,114            1,121           1,270
Cumulative effect of change in
  accounting principle (1).......................       (3,240)
                                                    ----------      ----------       ----------       ----------      ----------
Net (loss) earnings (1) (2)......................     ($10,050)     $    2,657       $    2,114       $    1,121          $1,270
                                                    ==========      ==========       ==========       ==========      ==========

PER SHARE AMOUNTS:
 (Loss) earnings before cumulative
   effect of a change in accounting
   principle.....................................       ($0.76)           $.31             $.37             $.22
 Cumulative effect of change in
   accounting principle..........................        (0.36)
                                                    ----------      ----------       ----------       ----------
Net (loss) earnings per share....................       ($1.12)           $.31             $.37             $.22
                                                    ==========      ==========       ==========       ==========

PRO FORMA AMOUNTS (1) (2):
  Net earnings...................................                         $194           $1,675             $947          $1,313
                                                                    ==========       ==========       ==========       =========
  Net earnings per share.........................                         $.02             $.29             $.19            $.29
                                                                    ==========       ==========       ==========       =========

Weighted average shares outstanding (3)..........    8,947,060       8,576,817        5,704,926        5,024,679       4,608,825

OTHER DATA:
Research and development:
  Funded by the Company..........................   $    1,916      $    1,419       $      688       $      376      $      240
  Costs incurred on funded contracts.............   $    8,588      $    4,722       $    3,165       $    1,813      $    4,529

                                                                 YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------
                                                  1996        1995         1994       1993        1992
                                                  ----        ----         ----       ----        ----
BALANCE SHEET DATA:
Assets:
  Current assets .........................       $48,010     $36,857     $20,594     $13,779     $ 9,616
  Property and equipment .................        23,356      15,779      13,199       7,803       7,540
  Deferred costs .........................           929       6,385       1,460       1,460         595
  Intangibles ............................        10,964      11,455      12,164       3,517         169
  Other ..................................         3,429       2,660         274         228          87
                                                 -------     -------     -------     -------     -------
Total assets .............................       $86,688     $73,136     $47,691     $26,787     $18,007
                                                 =======     =======     =======     =======     =======

Liabilities:
  Current liabilities ....................       $24,804     $15,788     $15,358     $ 5,570     $ 5,567
  Long-term debt .........................        24,697      11,261      15,339      12,794       4,839
  Other ..................................                                   345         345         369
                                                 -------     -------     -------     -------     -------
Total liabilities ........................        49,501      27,049      31,042      18,709      10,775
Shareholders' equity (4) .................        37,187      46,087      16,649       8,078       7,232
                                                 -------     -------     -------     -------     -------
Total liabilities and shareholders'
 equity ..................................       $86,688     $73,136     $47,691     $26,787     $18,007
                                                 =======     =======     =======     =======     =======

-------------------------------------------------------------------------------

(1) During the second quarter of 1996, the Company adopted a new method of accounting for pre-contract costs. These costs were previously deferred and recovered over the revenue streams from the Company's customers. Effective January 1, 1996, these costs have been expensed. Pro forma amounts for 1995, 1994 and 1993 assume the new accounting method is applied retroactively. The change in accounting would not have affected 1992.

(2) Prior to the Company's April 1992 initial public offering, the Company was an S Corporation for tax purposes. Pro forma net earnings and net earnings per share amounts for 1992 reflect pro forma tax provisions as if all income taxes for 1992 had been payable by the Company.

(3) The Company effected a 3-for-2 split of its Common Stock on September 28, 1995. As a result, all shares and related references have been restated for all prior periods and transactions.

(4) The Company has not paid any cash dividends since its April 1992 initial public offering.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION

GENERAL

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three years ended December 31, 1996 compared to the same periods of the prior years. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. This Form 10-K contains certain forward-looking statements and information. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual future results could differ materially from those discussed herein.

OVERVIEW

         The Company designs and manufactures occupant safety systems and devices engineered to safeguard human life in a wide range of air, ground, and sea transportation vehicles. Utilizing its substantial proprietary technology in energy-absorbing seating, inflatable restraints, and composite materials, the Company focuses on reducing injury and increasing survivability in vehicle crashes.

         The Company's historic core business has been as a government contractor. Additionally, through recent acquisitions, the Company has become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a successful new entrant in the manufacture of new commercial airliner seating. Utilizing its proprietary safety technology, customer relationships, and manufacturing capacity expertise, recently enhanced through acquisitions, the Company has introduced crashworthy seating systems for a variety of aircraft, various inflatable restraint systems for automobiles, a bulkhead airbag system for commercial airliners, and two cockpit inflatable restraint systems for military aircraft.

         In 1993, management made a strategic decision to enter the commercial aircraft seating market to bring its proprietary energy-absorbing technologies to a new industry and take advantage of positive industry trends. To implement its decision the Company completed three acquisitions that allowed it to develop the necessary infrastructure to support future growth. In August 1993, the Company acquired Airline Interiors, Inc. (the "Airline Acquisition"), which was primarily involved with the refurbishment, reupholstery, reconditioning, and reconfiguring of existing passenger seats. The Airline Acquisition provided certain FAA certifications, enhanced the Company's management team and customer base, and provided substantial assembly capacity. During 1994, the Company acquired Coach & Car Equipment Corporation ( "Coach and Car") and Artcraft Industries Corp. ("Artcraft"). The acquisitions of Coach and Car and Artcraft are collectively referred to as the 1994 Acquisitions. The 1994 Acquisitions' existing operations included providing a majority of all manufacturing and refurbishment of rail and mass transit seating systems in North America. The 1994 Acquisitions also provided the Company with substantial large-scale manufacturing capacity and synergies, which will be utilized in the production of its 16g seat for airliners. The Company has taken advantage of the synergies between these three entities in the manufacture of rail and mass transit seating systems. The full strategic value of these businesses will not be realized until the Company begins large scale manufacturing of its 16g seat. As a result of the size and timing of its acquisitions, the financial statements for the years 1996, 1995, and 1994 may not be directly comparable.

         Simula's revenue has historically been derived from three sources: sales of Company manufactured products; contract research and development for third parties; and, technology sales and royalties. A substantial portion of its current revenue is accounted for under the percentage of completion method of accounting. Under this method, revenue is recorded as production progresses so that revenue less costs incurred to date yields the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts. Note 18 of the Notes to Consolidated Financial Statements provides a break down of revenues for each significant segment of the Company. Note 17 of the Notes to Consolidated Financial Statements provides the revenues and related costs associated with contract research and development for third parties.

         The Company is a holding company for wholly owned subsidiaries, including Simula Government Products, Inc., the principal entity conducting the Company's "Government and Defense" business, and Simula Transportation Equipment Corporation ("SimTec" - formerly known as Intaero), an entity conducting the Company's commercial seating businesses. Other includes general corporate operations and subsidiaries engaged in technology development including Simula Automotive Safety Devices, Inc. ("Simula ASD") which was established in 1995 and conducts substantially all of the Company's operations encompassing inflatable restraints for automobiles. Through 1996, Simula ASD has not had significant revenue.

RESULTS OF OPERATIONS  (Dollars in Thousands)

                                                    Year Ended December 31,
                                             -------------------------------------
                                              1996           1995            1994
                                              ----           ----            ----
REVENUE:
     Government and Defense..............    $32,312        $25,533        $22,034
     SimTec..............................     32,603         29,609         18,093
     Other...............................        847          3,947          1,031
                                             -------        -------        -------
                  Total..................    $65,762        $59,089        $41,158
                                             =======        =======        =======

GROSS MARGIN:
     Government and Defense..............    $ 9,253        $ 9,632        $ 8,652
     SimTec..............................      3,740          7,537          4,944
     Other...............................    ( 2,470)         2,883          (147)
                                             -------        -------        -------
                  Total..................    $10,523        $20,052        $13,449
                                             =======        =======        =======

ADMINISTRATIVE EXPENSES:
     Government and Defense..............    $ 7,897        $ 6,337        $ 5,114
     SimTec..............................     10,068          6,885          2,775
     Other...............................      1,784          2,387            376
                                             -------        -------        -------
                  Total..................    $19,749        $15,609        $ 8,265
                                             =======        =======        =======

OPERATING (LOSS) INCOME:
     Government and Defense..............    $ 1,356        $ 3,295        $ 3,038
     SimTec..............................     (6,328)           652          2,168
     Other...............................     (4,254)           496            (22)
                                             -------        -------        -------
                  Total..................    ($9,226)       $ 4,443        $ 5,184
                                             =======        =======        =======

         The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of revenues.

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                     1996        1995         1994        1993        1992
                                                     ----        ----         ----        ----        ----
INCOME STATEMENT DATA
     Revenue                                          100%        100%         100%        100%        100%
     Cost of  revenue                                  84          66           67          63          64
     Gross margin                                      16          34           33          37          36
     Administrative expenses                           30          26           20          22          23
     Unusual item                                                                            4
                                                     ----        ----         ----        ----        ----
     Operating (loss) income                          (14%)         8%          13%         11%         13%
                                                     ====        =====        =====       =====       =====

         During the second quarter of 1996, the Company adopted a new method of accounting for pre-contract costs as more fully described in Note 2 of the Notes to Consolidated Financial Statements. Beginning in 1996, the Company now expenses these pre-contract costs as incurred rather than deferring these costs to be amortized over the revenue streams from the Company's customers. This change resulted in a cumulative catch-up adjustment for the effect of costs capitalized as of December 31, 1995. The effect of the change on the year ended December 31, 1996 was to increase cost of revenue by $5.3 million, resulting in an increase in the loss before cumulative effect of a change in accounting principle of $3.2 million ($.36 per share) net of the related income tax benefit. In addition, net income for year ended December 31, 1996 was reduced by $3.2 million ($.36 per share) for the cumulative effect on prior years (to December 31, 1995) of changing accounting for pre- contract costs. Assuming the change in accounting had been applied retroactively to the year ended December 31, 1995, cost of revenue would have increased $4.1 million to $43.2 million and gross margins would have decreased from 34% to 27%.

1996 Compared to 1995

         Revenue for the year ended December 31, 1996 increased 11% to $65.8 million from $59.1 million in 1995. Government and Defense revenue increased 27%, or $6.8 million as a result of increased contract activity principally resulting from an armor contract completed during the second quarter of 1996 and funded research and development. SimTec revenue increased 10%, or $3.0 million, primarily as a result of increased deliveries of the 16g Seats. Other revenue decreased principally as a result of a reduction of technology sales and royalties which approximated $2 million in 1995.

         Gross margin for the year ended December 31, 1996 decreased 48% to $10.5 million from $20.1 million for 1995. As a percent of sales, gross margin decreased to 16% from 34%. The effect of expensing pre-contract costs increased cost of revenue $5.3 million for the year ended December 31, 1996. Excluding the effect of expensing pre-contract costs, the gross margin percentage for 1996 would have been 24%. Gross margin percentages of Government and Defense in 1996 decreased to 29% from 38%. The decrease in gross margin percentage at Government and Defense was primarily due to: 1) The expensing of pre-contract costs principally related to the bulkhead airbag ("BABS") which is anticipated to begin deliveries in 1997; 2) Funding deficiencies incurred on funded research and development contracts which typically result in follow-on production contracts in future years; and 3) a decrease in royalties. The gross margin percentage at SimTec decreased to 11% from 25% in 1995. The decrease in gross margin percentage at SimTec was primarily due to: 1) The expensing of pre-contract costs principally related to the 16g seat, including the related new "composite" seat back; 2) High material costs related to the low volume production of the 16g seat; 3) Reduced throughput at Coach & Car as it was repositioned to begin high volume manufacturing of

16g seat components; and 4) Lower individual gross margin percentages from the mix of contracts in process or completed during the year at Coach & Car and Artcraft. The negative gross margins of the Other category was primarily due to the expensing of pre-contract costs for the Inflatable Tubular Structure ("ITS") and certain start-up costs related to the production facilities in Arizona and the United Kingdom which are not anticipated to begin production until March 1997.

         Administrative expenses for the year ended December 31, 1996 increased 27% to $19.7 million from $15.6 million for 1995. As a percent of sales, administrative expenses increased to 30% from 26%. Research and development expenses increased 35% to $1.9 million from $1.4 million as a result of the Company's increased investment in several products and developmental subsidiaries that are expected to begin generating revenue subsequent to 1996. Government and Defense administrative expenses increased 25% or $1.6 million primarily as a result of increased activity and increased research and development. SimTec's administrative expenses increased 46% or $3.2 million, primarily as a result of the corporate and sales infrastructure necessary to support the anticipated increase in activity related to the 16g Seat. Other administrative expenses decreased 25% or approximately $600,000, primarily as a result of the elimination or reduction of the supporting operations for certain technologies.

         For the year ended December 31, 1996, the Company incurred an operating loss of $9.2 million compared to operating income of $4.4 million in 1995. The reduction in operating income resulted primarily from the reduction in gross margins and increased administrative expenses noted above. Excluding the effect of expensing pre-contract costs during 1996, the operating loss would have been $3.9 million. This loss is primarily due to the start-up costs of the ITS manufacturing facilities in Phoenix, Arizona and the United Kingdom and 16g
Seat manufacturing facilities in San Diego, California and Chicago, Illinois, losses arising from research and development contracts for which the Company anticipates profitable follow-on contracts, increased research and development and the expenses of the administrative and sales infrastructure that will be necessary in 1997 to support manufacturing and the generation of sales of the ITS and 16g Seat.

         Interest expense for the year ended December 31, 1996 increased 17% to $2.4 million from $2.0 million in 1995. This increase is due to increased borrowings on the Company's bank credit facilities and the issuance of $14.3 million of Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") in a private placement to accredited investors in September 1996. These borrowings were made to fund the growth in working capital and fixed assets necessary to support the anticipated growth in revenues in 1997.

         The effective income tax rate approximated the statutory rate of 40% in 1996. For 1995, the effective income tax rate was disproportionate at 7% primarily due to the realization of tax attributes of an acquired subsidiary. The effects of the tax attributes of this acquired subsidiary were substantially recognized in 1995.

1995 Compared to 1994

         Revenue for the year ended December 31, 1995 increased 44% to $59.1 million from $41.2 million in 1994. Government and Defense increased 16%, or $3.5 million as a result of increased contract activity including increases in funded research and development. SimTec revenue increased 64%, or $11.5 million, primarily as a result of the full year inclusion of the 1994 Acquisitions and the initial delivery of the 16g Seats. Other revenue increased principally as a result of technology sales and royalties of approximately $2.0 million in 1995.

         Gross margin for the year ended December 31, 1995 increased 50% to $20.1 million from $13.4 in 1994. The increase is attributable to increased revenue noted above. As a percent of sales, gross margin increased to 34% from 33%. Gross margin percentages of Government and Defense in 1995 decreased to

38% from 39%. The gross margin percentage at SimTec decreased to 25% from 27% in 1994. The decrease for SimTec resulted from $2.4 million in losses recorded on contracts which were acquired in the acquisition of Artcraft. These losses were substantially offset by the full integration of the 1994 Acquisitions, which allowed the Company to increase its vertical integration, thereby eliminating several third party vendors. These benefits were offset to a certain extent by the acceleration of two low-margin contracts that were committed to by Coach and Car prior to its acquisition by the Company. The gross margin percentage of the Other category increased to 73% from a negative margin of (14%) in 1994 as a result of the technology sales and royalties.

         Administrative expenses for the year ended December 31, 1995 increased 89% to $15.6 million from $8.3 million for the comparable periods in 1994. As a percent of sales, administrative expenses increased to 26% from 20%. Research and development expenses increased 106% to $1.4 million from approximately $700,000 as a result of the Company's increased investment in several products and developmental subsidiaries that are expected to begin generating revenue subsequent to 1996. Depreciation and amortization expenses increased 86% to $3.1 million from $1.7 million, primarily as a result of amortization relating to the 1994 Acquisitions. Government and Defense administrative expenses increased 24% or $1.2 million, primarily as a result of increased activity and increased research and development. SimTec's administrative expenses increased 148% or $4.1 million, primarily as a result of the inclusion of the acquired companies for the entire 1995 period and the expansion of the corporate and sales infrastructure necessary to support the anticipated increase in activity related to the 16g Seat. Other administrative expenses increased 536% or $2.0 million, primarily as a result of an increased investment in personnel and operations of the Company's developmental subsidiaries.

         Operating income for the year ended December 31, 1995 decreased 14% to $4.4 million from $5.2 million for the comparable period in 1994. Operating income decreased primarily due to the recording of losses on the contracts at Artcraft and increased administrative costs. These costs were substantially offset by the increased gross margins resulting from increased revenue.

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

         The effective income tax rate was approximately 7% for 1995 and 37% for 1994. The decrease in the effective tax rate in 1995 is attributable to the realization of tax attributes of an acquired subsidiary. The effects of the tax attributes of this acquired subsidiary were substantially recognized in 1995. Accordingly, management does not expect that the remaining tax attributes will have a significant impact on the Company's effective income tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through operating cash flow, lines of credit and debt and equity offerings. In August 1993, the Company began to acquire companies, primarily with borrowed funds. The Company issued $5.7 million of 12% Senior Subordinated Notes (the "12% Notes) in connection with the acquisition of Airline Interiors in August 1993; the Company issued approximately $6.5 million of 9% Senior Subordinated Convertible Notes (the "9% Notes") in connection with the acquisition of Coach and Car in June 1994; and the Company issued Common Stock and assumed a bank line of credit of $1.7 million, of which $650,000 was repaid simultaneously with the closing, in connection with the acquisition of Artcraft in September 1994. But for the acquisitions, the Company would have been able to satisfy its financial needs through operating cash flow. These acquisitions resulted in substantially increased working capital needs to fund the large vendor payable balances, contract advances of Coach and Car existing at the date of acquisition, and the increase in receivables and inventories of all the acquired companies after the respective dates of acquisition. In addition, restrictive covenants under the Company's then existing bank line of credit required the Company to seek alternative financing. In September 1994, prior to the closing of the Artcraft acquisition, the Company obtained an aggregate of $6.2 million of financing from three non-bank lenders, including $2.0 million from the Company's Chairman.

         The 9% Notes were converted into Common Stock during 1994. The Company completed a public offering of Common Stock, which closed and funded in April 1995. As a result of this offering, 2,328,750 shares were sold by the Company at $12 per share. Approximately $8.2 million of indebtedness was repaid at that time, including the $6.2 million described above.

         In September 1996, the Company issued $14.3 million of the 10% Notes in a private placement to accredited investors. The 10% Notes bear interest at 10% payable semi-annually and are due in September 1999. At the date of issuance, the 10% Notes were convertible into common stock of the Company at 103% of the average closing price of the Company's common stock as quoted on the New York Stock Exchange for the 10 consecutive trading days immediately preceding notice by the individual holder fixing the conversion price. Based upon the conversion prices fixed prior to December 31, 1996 and the average market price of the Company's common stock for the 10 days ended December 31, 1996 for the 10% Notes not yet fixed, the 10% Notes would be convertible into approximately 930,000 shares of the Company's common stock. At the date of issuance, the Company had the right to call the 10% Notes at par plus accrued interest through the date of redemption any time after June 15, 1997 and earlier under certain circumstances. The Indenture relating to the 10% Notes and the Company's 12% Senior Subordinated Notes, contains certain covenants including limitations on the incurrence of additional indebtedness, limitation on sale of assets, transactions with affiliates, and restricted dividend payments. In accordance with the Indenture, the Company may incur indebtedness based upon the specified ratio of cash flow, as defined, to interest expense. All of the Company's 1996 borrowings, including the availability under the Company's line of credit are allowable borrowings under the terms of the Indenture. The Company was in compliance with all covenants of the Indenture at December 31, 1996.

         Subsequent to December 31, 1996, the Company undertook to obtain the consent of the holders of the 10% Notes and the 12% Notes to amend the Indenture to eliminate the covenants limiting the incurrence of additional indebtedness and making certain dividend payments, to allow the Company greater flexibility with future financings consistent with the Company's growth. Consistent with the procedures under the Indenture, effective March 14, 1997, the Company obtained the consent of in excess of the majority of the principal amount of such notes and by act of the Company and the Trustee under the Indenture, the amendments eliminating these covenants were adopted. In consideration for the consent of the holders of the 10% Notes, the 10% Notes were amended to change the conversion ratio from 103% to 98% or reduce the conversion price for the 10% Notes previously fixed by $.75 per share. In addition, the Company's optional redemption date was extended from June 15, 1997 to December 15, 1997 and certain fees to be paid to the holders of the 10% Notes were eliminated. Based on the revised terms of the 10% Notes and the average market price of the Company's common stock for the 10 days ended December 31, 1996, the 10% Notes would be convertible into approximately 975,000 shares of the Company's common stock.


         In 1996, the Company entered into a modification of its existing loan agreement with Wells Fargo Bank, N.A. This modification provided for an increase in the existing revolving line of credit to $20 million and $1.5 million of availability for equipment purchases. The modified agreement contains a covenant that limits the Company's ability to incur additional indebtedness. Specifically, the modified agreement allows the Company to incur up to $30.7 million of subordinated debt, a foreign loan facility of $5.0 million, computer equipment financing and certain refinancing indebtedness. In addition, the modified agreement contains certain covenants that require the maintenance of various financial ratios, including minimum tangible net worth, as defined, of $45 million, a maximum leverage ratio, a minimum current ratio of
1.5 to 1 and a minimum debt coverage ratio. The Company was in compliance with all covenants at December 31, 1996.

            The Company's liquidity is greatly impacted by the nature of the billing provisions under its government contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract receivables increased $4.1 million for the year ended December 31, 1996 principally due to the timing of billings, increased volume at Coach and Car the reduction of advances on contracts at Coach and Car and Artcraft.

         Operating activities required the use of $15.6 million of cash during the year ended December 31, 1996, compared to the use of $14.5 million of cash during 1995. This resulted primarily from significant investment in research and development expenses, pre-contract costs and plant start-up costs, including the associated general and administrative costs, all of which have been expensed, for products the Company will not begin to ship in substantial quantities until 1997, the working capital required for the reduction in advances on contracts noted above and the funding of the $7.0 million investment in inventories primarily at SimTec and Government and Defense. The increase in inventories at SimTec primarily represents the buildup necessary to support anticipated future deliveries of the 16g Seat. The increase in inventories at Government and Defense represents inventory necessary to support certain programs which require the buildup of components necessary to support rapid deliveries of various configurations of seats. In addition, both SimTec and Government and Defense have purchased inventory in larger quantities to reduce per unit costs.

         Investing activities required the use of $9.3 million of cash during the year ended December 31, 1996 primarily for the purchase of equipment for the Company's new ITS manufacturing facilities in Phoenix, Arizona and the United Kingdom, manufacturing equipment for the 16g seat and computer and test equipment at Government and Defense. For 1995, cash used by investing activities was $3.4 million and was expended primarily for the acquisition of property and equipment.

         Financing activities provided $23 million of cash during the year ended December 31, 1996, of which $6.9 million resulted from borrowings on the revolving credit facility primarily for working capital needs and $3.2 million resulted from borrowings on the equipment credit facility for the financing of fixed assets. In addition, the Company issued the 10% Notes in September 1996. Cash provided by financing activities for 1995 was $20.1 million and primarily resulted from the sale of the Company's stock for $26.4 million offset by the net reduction of borrowings of $6.3 million.

         Included in current portion of long-term debt is a mortgage of $2.6 million on one of the Company's facilities that is due in March 1998. The Company is currently pursuing various alternatives for this property and believes it will be able to repay or refinance the mortgage on a long term basis prior to its maturity.

         The Company believes it has sufficient manufacturing capacity, at December 31, 1996, to meet its estimated 1997 delivery requirements. The Company anticipates cash provided by operating activities and the availability under its bank credit facilities will be sufficient to meet its current working capital requirements. However, to fund purchases of property and equipment and future working capital requirements necessary to address the anticipated growth of demand and markets for its new technologies and products, the Company will look to obtain additional capital. The modification to the Indenture noted above will allow the Company more flexibility in pursuing financing alternatives. The raising of additional capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's technologies and products. In relation to this, the Company filed a registration statement on October 4, 1996 for 1,200,000 shares of Convertible Preferred Stock. The terms, conditions, preferences and pricing of the Convertible Preferred Stock will depend on market conditions and have not been set. This filing was made to enable the Company to more efficiently and timely pursue public capital sources should the market become favorable. The proceeds to be raised will be used to establish new and expand existing manufacturing facilities, primarily for the manufacture of aircraft and rail seating systems and components related to the Company's automobile inflatable restraint systems, working capital requirements attendant to growth in markets and revenues and other general corporate purposes, including potential future acquisitions. In the event the Company does not complete the Preferred Stock offering, and it has capital requirements, the Company may look to bank lines of credit, equipment financing arrangements, and private offerings of debt or equity securities.

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

         Historically, research and development efforts have fluctuated based upon available government-funded contracts. The Company anticipates that future fluctuations may also occur and that absent government funded research, the Company will directly fund research and development efforts to expand its inflatable restraint, commercial airliner seating, and rail seating technologies. As noted in Note 17 to the Consolidated Financial Statements, the Company's costs for research and development to advance its technologies were $10.5 million in 1996.

SEASONALITY

         The Company's operations and financial results are affected by the seasonal variations in deliveries by suppliers. Historically, the Company has experienced its highest level of deliveries of materials in the fourth quarter and its lowest level of deliveries in the first quarter. Accordingly, for those contracts accounted for under the percentage of completion method, the Company has historically recorded its highest revenue in the fourth quarter and lower revenue in the first quarter.

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

         The Company expects that during fiscal 1997, it will complete roll-out and enter large scale production of new products, including, ITS, CABS, BABS, IBAHRS, and 16g airliner seats. The Company expects that in late 1997 and in 1998, it will begin to realize significant revenues from the introduction of these products. The other core businesses of the Company are expected to remain at current revenue and profit levels.

         Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows, many of which are beyond the control of the Company. The factors include the Company's ability to design and introduce new products on a timely basis; market acceptance and demand of both the Company's and its customers' products; success in building strategic alliances with large prime contractors and first tier suppliers; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonality; levels of accounts receivable; changes in product mix; product performance and reliability; product obsolescence; availability and utilization of manufacturing capacity; fluctuations in manufacturing yield; the availability and cost of raw materials, equipment, and other supplies; the cyclical nature of the airline, rail and automobile industries and other markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company. The Company's products are incorporated into a variety of transportation vehicles. A slowdown in demand for new transportation vehicles or modifications services to transportation vehicles as a result of economic or other conditions in the United States or worldwide markets served by the Company and its customers or other broad-based factors could adversely affect the Company's operating results or financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are set forth in this report on Form 10-K commencing on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         In accordance with Instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

          a. Financial Statements. Financial Statements appear beginning at page F-1.

          b.  Reports on Form 8-K. None.

          c. Exhibits. The following Exhibits are included pursuant to Item 601 of Regulation S-K.

 NO.                                              DESCRIPTION                                              REFERENCE
 ---                                              -----------                                              ---------
3.1        Articles of Incorporation of Simula, Inc., as amended and restated..........................        (11)
3.2        Bylaws of Simula, Inc., as amended and restated.............................................         (1)
4.1        Specimen of Common Stock Certificate........................................................        (11)
4.2        Indenture dated December 17, 1993 (including cross-reference sheet to Trust
           Indenture Act), as amended..................................................................         (3)
4.5        Amended and Restated Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the Registrant's issuance of Series C 10%
           Senior Subordinated Convertible Notes.......................................................        (11)
*4.6       Form of Supplemental Indenture No. 3, effective March 14, 1997, amending the
           Indenture of Simula, Inc. dated December 17, 1993
10.8       Employment Agreement between Registrant and Stanley P. Desjardins...........................         (1)
10.9       Employment Agreement between Registrant and Donald W. Townsend..............................         (1)
10.11      1992 Stock Option Plan......................................................................         (1)
10.12      1992 Restricted Stock Plan..................................................................         (1)
10.15      Asset Purchase Agreement dated August 2, 1993 between Simula, Inc. and
           Airline Interiors, Inc......................................................................         (2)
10.16      Asset Purchase Agreement dated June 14, 1994, among Simula, Inc., CCEC
           Acquisition Corp. and Coach and Car Equipment Corporation...................................         (4)
10.18      Asset Purchase Agreement dated September 30, 1994, among Simula, Inc.,
           Artcraft Acquisition Corp., and Artcraft Industries Corp....................................         (5)
10.21      1994 Stock Option Plan......................................................................         (6)
10.22      Agreements dated January 27, 1995 with Autoliv AB, including license
           agreement, frame supply agreement and joint development agreement...........................         (7)
10.23      Agreement with Jetstream Aircraft Limited...................................................         (7)
10.25      Asset Purchase Agreement dated November 1, 1995, between Comfab, Inc. and
           Stanley P. Desjardins, d/b/a Desjardins Engineering; Services Agreement
           dated November 1, 1995, between Simula, Inc. and Comfab, Inc.; Promissory
           Note of Stanley P. Desjardins, d/b/a Desjardins Engineering, dated November
           1, 1995, for the purchase price of Comfab, Inc.............................................          (8)
10.26      Simula, Inc. Employee Stock Purchase Plan...................................................         (9)
10.27      Promissory Note representing $650,000 loan from Stanley P. Desjardins dated
           August 12, 1996.............................................................................        (11)
10.28      Promissory Note representing $1,000,000 loan from Stanley P. Desjardins
           dated August 14, 1996.......................................................................        (11)

*10.29     Form of Change of Control Agreements Between the Company and Key Management Personnel
*11.       Earnings Per Share
18.        Preference Letter re: change in accounting principles.......................................        (10)
*21.       Subsidiaries of Registrant..................................................................        (11)
*23.       Consent of Independent Auditors
*24.       Powers of Attorney - Directors
25.        Statement of Eligibility of Trustee on Form T-1 (without Indenture)
           (bound separately)..........................................................................         (3)

----------

* Filed herewith.

    (1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

    (2)   Filed with current Report on Form 8-K, dated August 2, 1993.

    (3) Filed with Registration Statement on Form SB-2, No. 33-61028 under the Securities Act of 1933, effective December 10, 1993.

    (4)   Filed with current Report on Form 8-K, dated June 14, 1994.

    (5)   Filed with current Report on Form 8-K, dated September 30, 1994.

    (6) Filed with Registration Statement on Form SB-2, No. 33-87582, under the Securities Act of 1933, effective December 28, 1994.

    (7) Filed with Registration Statement on Form S-1, No. 33-89186, under the Securities Act of 1933, effective March 28, 1995, as amended by Post-Effective Amendment No. 1, effective March 31, 1995.

    (8)   Filed with Report on Form 10-K for the year ended December 31, 1995.

    (9)   Filed with Report on Form 10-Q for the quarter ended March 31, 1996.

    (10)  Filed with Report on Form 10-Q/A for the quarter ended June 30, 1996.

    (11) Filed with Registration Statement on Form S-3, No. 333-13499, under the Securities Act of 1933, dated October 4, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona, on March 27, 1997.

                                       SIMULA, INC.


                                       By /s/ Donald W. Townsend
                                         -------------------------------------
                                           Donald W. Townsend, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                              TITLE                                       DATE
                ---------                                              -----                                       ----
         /s/ Donald W. Townsend                               President and Director                          March 27, 1997
------------------------------------------                (Principal Executive Officer)
           Donald W. Townsend

           /s/ Sean K. Nolen                              Vice President, Chief Financial                     March 27, 1997
------------------------------------------                Officer, Treasurer and Director
             Sean K. Nolen                                          (Principal
                                                         Financial and Accounting Officer)

          /s/ Bradley P. Forst                           Vice President, General Counsel,                     March 27, 1997
------------------------------------------                    Secretary and Director
            Bradley P. Forst

                   *                                    Chairman of the Board of Directors                    March 27, 1997
------------------------------------------
         Stanley P. Desjardins

                   *                                                 Director                                 March 27, 1997
------------------------------------------
            James C. Withers

                   *                                                 Director                                 March 27, 1997
------------------------------------------
           Robert D. Olliver

                   *                                                 Director                                 March 27, 1997
------------------------------------------
            Scott E. Miller



*By:     /s/ Bradley P. Forst
      ----------------------------------------
                 Bradley P. Forst,
                  Attorney-in-Fact

                                  SIMULA, INC.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report .......................................................................  1

Consolidated Balance Sheets as of December 31, 1995 and 1996 .......................................  2

Consolidated Statements of Operations for the three years ended December 31, 1996 ..................  3

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1996 ........  4

Consolidated Statements of Cash Flows for the three years ended December 31, 1996 ..................  5-6

Notes to Consolidated Financial Statements..........................................................  7-24

              SIMULA, INC. AND SUBSIDIARIES


              CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994, AND
              INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


Directors and Shareholders
Simula, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Simula, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Simula, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

March 20, 1997
Phoenix, Arizona

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,  1996 AND 1995
----------------------------------------------------------------------------------------------
ASSETS                                                               1996               1995
CURRENT ASSETS:
   Cash and cash equivalents                                     $  1,298,741      $ 3,175,172
   Contract and trade receivables - Net (Notes 4 and 16)           25,164,350       24,814,754
   Inventories (Note 5)                                            15,644,157        8,104,194
   Income taxes receivable (Note 10)                                1,089,564
   Deferred income taxes (Note 10)                                  3,763,000
   Prepaid expenses and other                                       1,050,215          762,836
                                                                 ------------      -----------
            Total current assets                                   48,010,027       36,856,956
PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS - Net (Notes 6 and 9)                               23,356,025       15,778,819
DEFERRED INCOME TAXES (Note 10)                                     1,782,000          812,000
DEFERRED COSTS (Notes 2 and 7)                                        928,728        6,385,328
INTANGIBLES - Net (Notes 3 and 7)                                  10,964,139       11,455,005
OTHER ASSETS                                                        1,647,537        1,848,028
                                                                 ------------      -----------
TOTAL                                                            $ 86,688,456      $73,136,136
                                                                 ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit (Note 8)                             $  6,900,000
   Trade accounts payable                                           9,200,214      $ 7,884,141
   Other accrued liabilities                                        4,019,534        2,607,849
   Advances on contracts                                              148,194        3,920,533
   Deferred income taxes (Note 10)                                                       8,000
   Current portion of long-term debt (Note 9)                       4,536,508        1,367,187
                                                                 ------------      -----------
            Total current liabilities                              24,804,450       15,787,710
LONG-TERM DEBT - Less current portion (Notes 9 and 14)             24,696,509       11,261,365
                                                                 ------------      -----------
            Total liabilities                                      49,500,959       27,049,075

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY (Notes 11 and 15)
   Preferred stock, $.05 par value - authorized,
    50,000,000 shares; no shares issued or outstanding
   Common stock, $.01 par value - authorized, 50,000,000
    shares; issued, 8,992,598 and 8,970,627 shares                     89,926           89,706
   Additional paid-in capital                                      39,031,453       37,981,759
   Retained (deficit) earnings                                     (1,966,296)       8,295,434
   Currency translation adjustment                                     32,414
   Treasury stock - at cost, 82,500 shares                                            (279,838)
                                                                 ------------      -----------
            Total shareholders' equity                             37,187,497       46,087,061
                                                                 ------------      -----------
TOTAL                                                            $ 86,688,456      $73,136,136
                                                                 ============      ===========

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------
                                                    1996              1995              1994
Revenue (Notes 3, 16 and 18)                   $ 65,761,957      $ 59,088,613      $ 41,157,794

Cost of revenue                                  55,239,176        39,036,471        27,708,610
                                               ------------      ------------      ------------

Gross margin                                     10,522,781        20,052,142        13,449,184

Administrative expenses (Note 17)                19,748,851        15,609,005         8,264,864
                                               ------------      ------------      ------------

Operating (loss) income                          (9,226,070)        4,443,137         5,184,320

Interest expense (Notes 8 and 9)                 (2,376,607)       (2,029,854)       (1,831,505)

Interest income                                      51,711           440,076            21,608
                                               ------------      ------------      ------------

(Loss) income before taxes                      (11,550,966)        2,853,359         3,374,423

Income tax benefit (expense) (Note 10)            4,741,000          (196,000)       (1,260,000)
                                               ------------      ------------      ------------

(Loss) earnings before cumulative effect
  of a change in accounting principle            (6,809,966)        2,657,359         2,114,423

Cumulative effect on prior years (to
  December 31, 1995) of changing accounting
  for pre-contract costs - Net of the
  related income tax benefit of
  $2,160,000 (Note 2)                            (3,239,948)
                                               ------------      ------------      ------------

Net (loss) earnings                            $(10,049,914)     $  2,657,359      $  2,114,423
                                               ============      ============      ============

Per share amounts:
  (Loss) earnings before cumulative effect
    of a change in accounting principle        $      (0.76)     $       0.31      $       0.37
  Cumulative effect on prior years (to
    December 31, 1995) of changing
    accounting for pre-contract
    costs (Note 2)                                    (0.36)
                                               ------------      ------------      ------------
  Net (loss) earnings                          $      (1.12)     $       0.31      $       0.37
                                               ============      ============      ============

Weighted Average shares outstanding               8,947,060         8,576,817         5,704,926
                                               ============      ============      ============

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------------------------------

                                                              CLASS A
                                                            COMMON STOCK          ADDITIONAL       RETAINED     CURRENCY
                                                        --------------------       PAID-IN         (DEFICIT)   TRANSLATION
                                                        SHARES        AMOUNT       CAPITAL         EARNINGS     ADJUSTMENT

BALANCE, January 1, 1994                              5,073,440      $50,735      $4,100,086      $4,207,178

  Net earnings                                                                                     2,114,423

  Conversion of Series B 9%
    Senior Subordinated
    Convertible Notes                                   967,236        9,672       5,721,578

  Issuance of common shares
    for warrants and options                            158,525        1,585         610,361

  Issuance of common shares in connection with:
      Acquisition of SOUTHtech                          178,582        1,786          44,388        (683,526)
      Acquisition of Artcraft                            67,228          672         464,328
      Acquisition of Sedona
        Scientific, Inc.                                 23,834          238         285,762
                                                      ---------      -------     -----------     -----------       -------

BALANCE, December 31, 1994                            6,468,845       64,688      11,226,503       5,638,075

  Net earnings                                                                                     2,657,359

  Secondary offering of
     common shares                                    2,328,750       23,288      25,544,534

  Issuance of common shares
     for warrants and options                           173,032        1,730         847,256

  Tax benefit from exercise
    of stock options                                                                 363,466
                                                      ---------      -------     -----------     -----------       -------

BALANCE, December 31, 1995                            8,970,627       89,706      37,981,759       8,295,434

  Net loss                                                                                       (10,049,914)

  Issuance of common shares
     for options                                        104,471        1,045         953,891

  Tax benefit from exercise
    of stock options                                                                 163,000

  Currency translation adjustment                                                                                   32,414

  Retirement of treasury stock                          (82,500)        (825)        (67,197)       (211,816)

                                                      ---------      -------     -----------     -----------       -------
BALANCE, December 31, 1996                            8,992,598      $89,926     $39,031,453     $(1,966,296)      $32,414
                                                      =========      =======     ===========     ===========       =======




                                                                         TOTAL
                                                        TREASURY      SHAREHOLDERS'
                                                          STOCK           EQUITY

BALANCE, January 1, 1994                                $(279,838)      $8,078,161

  Net earnings                                                           2,114,423

  Conversion of Series B 9%
    Senior Subordinated
    Convertible Notes                                                    5,731,250

  Issuance of common shares
    for warrants and options                                               611,946

  Issuance of common shares in connection with:
      Acquisition of SOUTHtech                                           (637,352)
      Acquisition of Artcraft                                             465,000
      Acquisition of Sedona
        Scientific, Inc.                                                  286,000
                                                         --------     -----------

BALANCE, December 31, 1994                               (279,838)     16,649,428

  Net earnings                                                          2,657,359

  Secondary offering of
     common shares                                                     25,567,822

  Issuance of common shares
     for warrants and options                                             848,986

  Tax benefit from exercise
    of stock options                                                      363,466
                                                         --------     -----------

BALANCE, December 31, 1995                               (279,838)     46,087,061

  Net loss                                                            (10,049,914)

  Issuance of common shares
     for options                                                          954,936

  Tax benefit from exercise
    of stock options                                                      163,000

  Currency translation adjustment                                          32,414

  Retirement of treasury stock                            279,838

                                                         --------     -----------
BALANCE, December 31, 1996                               $            $37,187,497
                                                         ========     ===========

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------------------
                                                                 1996               1995              1994
OPERATING ACTIVITIES:
  Net (loss) earnings                                        $(10,049,914)     $  2,657,359      $  2,114,423
  Adjustments to reconcile net (loss) earnings to net
    cash used by operating activities:
      Depreciation and amortization                             3,278,433         3,064,833         1,651,118
      Deferred income taxes                                    (4,578,000)       (1,126,000)          256,000
      Currency translation adjustment                              32,414
      Cumulative effect of change in accounting                 5,399,948
  Changes in net assets and liabilities - net of effects
    from acquisitions:
      Contract and trade receivables, net of advances          (4,121,935)      (12,859,956)       (1,358,328)
      Inventories                                              (7,042,562)       (1,372,151)       (2,681,370)
      Income taxes receivable                                  (1,089,564)
      Prepaid expenses and other                                 (287,379)         (363,817)           94,635
      Deferred costs                                                             (5,572,295)       (1,083,476)
      Other assets                                                168,598        (1,089,933)           40,035
      Trade accounts payable                                    1,316,073         1,769,254          (146,991)
      Other accrued liabilities                                 1,411,685           378,526        (1,538,783)
                                                             ------------      ------------      ------------
          Net cash used by operating activities               (15,562,203)      (14,514,180)       (2,652,737)
                                                             ------------      ------------      ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                           (8,770,586)       (3,843,133)       (1,256,852)
  Proceeds from sale of property and equipment                                      743,671
  Costs incurred to obtain intangibles                           (522,909)         (342,528)         (271,212)
  Cash paid to acquire Coach & Car                                                                 (5,352,982)
  Cash paid to acquire SOUTHtech                                                                       (4,606)
  Cash paid to acquire Artcraft - net of cash acquired                                               (628,948)
  Cash paid to acquire Sedona Scientific, Inc.                         --                --           (93,000)
                                                             ------------      ------------      ------------
          Net cash used in investing activities                (9,293,495)       (3,441,990)       (7,607,600)
                                                             ------------      ------------      ------------
FINANCING ACTIVITIES:
  Net borrowings (repayments) under short-term debt
    and line of credit agreement                                6,900,000        (3,050,000)        2,000,000
  Borrowings under other debt arrangements                      3,153,296         4,407,628        10,799,940
  Principal payments under other debt arrangements             (1,685,465)       (7,694,271)       (3,611,047)
  Issuance of Series C Notes - net of expenses                 13,656,500
  Issuance of common shares - net of expenses                     954,936        26,416,808           611,946
                                                             ------------      ------------      ------------
          Net cash provided by financing activities            22,979,267        20,080,165         9,800,839
                                                             ------------      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (1,876,431)        2,123,995          (459,498)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                             3,175,172         1,051,177         1,510,675
                                                             ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $  1,298,741      $  3,175,172      $  1,051,177
                                                             ============      ============      ============

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------

                                                                              1996              1995          1994
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid                                                          $  1,657,995      $1,691,712     $ 1,515,844
                                                                           ============      ==========     ==-========
    Taxes paid                                                             $    352,575      $1,365,826     $   441,700
                                                                           ============      ==========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquired under capital leases                   $    836,634      $  924,324
                                                                           ============      ==========
    Tax benefits from exercise of stock options                            $    163,000      $  363,466
                                                                           ============      ==========
    Purchase accounting adjustments related to the
      acquisitions of Coach & Car:
        Additional liabilities offset against
          seller note payable                                                                $1,438,000
                                                                                             ==========
    Conversion of notes:
      Conversion of $6,475,000 Series B 9% Senior
        Subordinated Convertible Notes and accrued interest
        of $136,600 less deferred note issuance costs of
        $880,350 for 967,236 shares                                                                         $ 5,731,250
                                                                                                            ===========
    Coach & Car acquisition:
      Fair value of assets acquired                                                                         $11,422,148
      Liabilities assumed                                                                                    (7,069,166)
      Seller note payable                                                                                    (1,500,000)
      Covenants not to compete                                                                                2,500,000
                                                                                                            -----------
    Cash paid to acquire Coach & Car                                                                        $ 5,352,982
                                                                                                            ===========
    SOUTHtech acquisition:
        Fair value of assets acquired                                                                       $   378,014
        Liabilities assumed                                                                                  (1,010,760)
        Common stock issued                                                                                     637,352
                                                                                                            -----------
    Cash paid to acquire SOUTHtech                                                                          $     4,606
                                                                                                            ===========
    Aircraft acquisition:
      Fair value of assets acquired                                                                         $ 4,103,924
      Liabilities assumed                                                                                    (2,988,924)
      Common stock issued                                                                                      (465,000)
      Cash acquired                                                                                             (21,052)
                                                                                                            -----------
    Cash paid to acquire Artcraft - net of cash acquired                                                    $   628,948
                                                                                                            ===========
    Sedona Scientific, Inc. acquisition:
      Fair value of assets acquired                                                                         $   471,277
      Liabilities assumed                                                                                       (92,277)
      Common stock issued                                                                                      (286,000)
                                                                                                            -----------
    Cash paid to acquire Sedona Scientific, Inc.                                                            $    93,000
                                                                                                            ===========

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

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

    a) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    b) Revenue related to government contracts and most commercial contracts results principally from long-term fixed price contracts and is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. However, adjustments to this measurement are made when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain overhead costs related to contract production.

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

    c) Inventories include raw materials, work-in-process and finished goods applicable to commercial products. Inventories are recorded at cost and are carried at the lower of cost or net realizable value. Amounts are removed from inventory using the estimated average cost per unit.

    d) Property, equipment and leasehold improvements are stated at cost. Amortization of capital leases and leasehold improvements is calculated on a straight-line basis over the life of the asset or term of the lease, whichever is shorter. Depreciation on equipment and buildings is calculated on a straight-line basis over the estimated useful lives of three to thirty years.

    e) Intangibles are recorded at cost. The Company acquires intangible assets in the normal course of business and in business combinations. The Company periodically reviews for changes in circumstances to determine whether there are conditions that indicate that the carrying amount of such assets may not be recoverable. If such conditions are deemed to exist, the Company will determine whether estimated future undiscounted cash flows are less than the carrying amount of such assets, in which case the Company will calculate an impairment loss. Impairment losses, if any, will be recorded as a component of operating earnings. Intangibles are amortized on a straight-line basis over the following periods:

         Goodwill                                 10 - 25 years
         Covenants not to compete                      10 years
         Other                                     7 - 17 years

    f) Net (loss) earnings per common and equivalent share has been computed using the weighted average number of common shares and common share equivalents outstanding during each period. Stock options and warrants have been included in the computations as common equivalent shares utilizing the treasury stock method only when their effect is dilutive. Weighted average shares used to compute per share amounts for the year ended December 31, 1996 do not include common stock equivalents because their effect would be anti-dilutive. In addition, fully diluted earnings per share reflecting the effect of the convertible notes discussed in Note 9 is not presented because the effect would also be anti-dilutive.

    g) Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the balance sheet date. The effects of exchange rate fluctuations on translation of assets and liabilities are reported as a separate component of equity.

    h) Statements of Cash Flows - Cash and cash equivalents presented in the statements of cash flows consist of cash on hand and highly liquid investments with an original maturity of three months or less.

2.  ACCOUNTING CHANGE

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

    The $3.2 million cumulative effect of the change on prior years (after reduction for income taxes of $2.2 million) is included in operations of the year ended December 31, 1996. The effect of the change on the year ended December 31, 1996 was to decrease earnings before cumulative effect of a change in accounting principle $3.2 million ($.36 per share) and net earnings by $6.4 million ($.72 per share).

    The effect of the change on the first quarter of 1996 was as follows:

                                                                    THREE MONTHS
                                                                       ENDED
                                                                  MARCH 31, 1996
Net income as originally reported                                  $  685,179
Effect of change in accounting for pre-contract costs                (563,247)
                                                                   ----------
Income before cumulative effect of a change in accounting
  principle                                                           121,932
Cumulative effect on prior years (to December 31, 1995)
     of changing accounting for pre-contract costs                 (3,239,948)
                                                                  -----------
Net loss as restated                                              $(3,118,016)
                                                                  ===========
Per share amounts:
  Net income as originally reported                               $      0.08
  Effect of change in accounting for pre-contract costs                 (0.07)
                                                                  -----------
  Income before cumulative effect of a change in accounting
    principle                                                            0.01
  Cumulative effect on prior years (to December 31, 1995)
    of changing accounting for pre-contract costs                       (0.36)
                                                                  -----------
  Net loss as restated                                            $     (0.35)
                                                                  ===========

    The pro forma amounts reflect the effect of retroactive application on pre-contract costs, net of amortization, and the related income tax benefits.

    Pro forma amounts for the years ended December 31, 1995 and 1994 assuming the change in accounting had been applied retroactively are as follows. Actual net earnings per share amounts are presented for comparative purposes.

                                 1995              1994
Pro forma:
  Net earnings                  $193,735     $1,675,722
  Net earnings per share        $   0.02     $     0.29
Actual:
  Net earnings per share        $   0.31     $     0.37

3.   ACQUISITIONS

    On June 14, 1994, the Company purchased covenants not to compete and substantially all of the assets of Coach and Car Equipment Corporation ("Coach & Car") for cash, an installment seller carryback note and the assumption of substantially all of the Coach & Car liabilities. Coach & Car is a manufacturer of seats for trains, subways, mass transit and other vehicles which are principally operated by local government authorities. The acquisition of Coach & Car has been accounted for using the purchase method of accounting, and the results of operations of Coach & Car have been included in the consolidated financial statements subsequent to the acquisition. The excess of purchase price over the fair value of net assets acquired of $5,281,038 is being amortized over 25 years, and covenants not to compete of $2,500,000 are being amortized over 10 years.

    Consideration for this transaction consisted of the following:

Cash paid                                                                  $ 3,000,000
Seller note                                                                  1,500,000
Liabilities assumed - including $2,352,982 of bank debt paid at closing      9,422,148
                                                                           -----------
Total                                                                      $13,922,148
                                                                           ===========

    The assets acquired have been recorded as follows:

Current assets                                                   $ 2,923,585
Intangibles                                                        7,781,038
Property and equipment                                             3,217,525
                                                                 -----------
Total                                                            $13,922,148
                                                                 ===========

    On July 1, 1994, the Company purchased SOUTHtech, Inc. ("SOUTHtech") which was a corporation owned by the Company's Chairman (the "Chairman") (96%), and two unrelated minority shareholders (4%). SOUTHtech is a ceramics manufacturer that provides parts for silicon wafer manufacturing by the semiconductor industry. In determining the acquisition consideration, the Company obtained a valuation opinion from an independent investment banker and the transaction was approved by the disinterested members of the board of directors of the Company. The acquisition consideration consisted of 178,582 shares of the Company's common stock, of which 171,472 shares were issued to the Chairman and 7,110 shares were issued to one of the unrelated minority shareholders, and $4,606 cash, in lieu of stock, to the other unrelated minority shareholder. Because the Company and SOUTHtech were entities under the common control of the Chairman, the shares issued to the Chairman were recorded at the basis of his investment in SOUTHtech and the shares issued to minority shareholders were recorded at fair value. The excess of the Chairman's basis over his proportionate share of SOUTHtech's net assets of $683,526 was recorded as a reduction in retained earnings. The accounts of SOUTHtech have been included in the consolidated financial statements subsequent to the acquisition.

    Assets acquired and liabilities assumed in connection with the SOUTHtech transaction were as follows:

Assets acquired                                                  $   378,014
Liabilities assumed                                               (1,010,760)
                                                                 -----------
Net liabilities assumed                                          $  (632,746)
                                                                 ===========

    Consideration was recorded as follows:

Shares issued to the Chairman                                     $(682,383)
Shares issued to minority shareholders                               45,031
Cash issued to minority shareholders                                  4,606
                                                                  ---------
Total                                                             $(632,746)
                                                                  =========

    During 1995, the ceramics technology used in the semiconductor industry and associated assets of SOUTHtech were sold to a third party effective August 31, 1995. As a result, the Company received cash of $1,328,720 and is entitled to guaranteed payments of $1,500,000 and contingent payments up to a maximum of $1,750,000 based upon the future sales of the SOUTHtech ceramic product within the semiconductor industry. The Company retained the ceramics technology and assets associated with government and defense applications, and certain key employees. In connection with this transaction, the Company reported $1,977,000 of technology sales and royalty revenue in 1995.

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

    Consideration for the transaction consisted of the following:

67,228 shares of common stock                                          $  465,000
Liabilities assumed - including $650,000 bank debt paid at closing      3,638,924
                                                                       ----------
Total                                                                  $4,103,924
                                                                       ==========

    The assets acquired have been recorded as follows:

Current assets                                                   $1,669,393
Intangibles                                                         734,531
Property and equipment                                            1,700,000
                                                                 ----------
Total                                                            $4,103,924
                                                                 ==========

    In addition, the Company acquired another small company for $93,000 in cash and 23,833 shares of common stock.

    During 1995, the Company completed its identification and quantification of certain preacquisition contingencies related to its acquisition of Coach & Car. As a result, the Company adjusted the original purchase allocation of this acquisition resulting in a net increase in accrued liabilities and advances on contracts and a decrease in debt owed to seller of $1,438,000. The Coach & Car Asset Purchase Agreement ("Agreement") specifically provided to the Company the right to offset against the purchase price any losses resulting from the failure of seller to specifically disclose a liability. The Company has asserted an offset for an undisclosed indemnifiable liability of $2.4 million. The Company has continued to make the required payments pursuant to the terms of the seller carryback note payable into an escrow account. As of December 31, 1996, the payments made into this escrow account were $866,000. This amount is included in other assets because the Company believes that the possibility is remote that the seller will overturn the offset and believes that it is probable the funds will be returned to the Company. The Agreement provides for arbitration to settle disputes. During the fourth quarter of 1996, the seller completed the formal procedures to dispute the Company's offset and seek arbitration, however, the steps necessary to invoke arbitration proceedings have not been taken.

    The following summarizes unaudited pro forma operating results for the Company for the year ended December 31, 1994, assuming the acquisitions had occurred on January 1, 1994.

                                                                  1994
Revenues                                                       $55,512,000
                                                               ===========
Net earnings                                                   $ 2,362,000
                                                               ===========
Net earnings per share                                         $       .37
                                                               ===========

4.  RECEIVABLES

    At December 31, receivables include the following:

                                                                 1996                 1995
United States Government:
  Billed receivables                                        $ 1,627,288         $ 2,926,891
  Costs and estimated earnings in excess of billings          3,448,055           4,541,878
                                                            -----------         -----------
Total United States Government                                5,075,343           7,468,769
                                                            -----------         -----------
Other contracts:
  Billed receivables                                          5,405,940           2,942,647
  Costs and estimated earnings in excess of billings         11,732,859          10,244,769
                                                            -----------         -----------
Total other contracts                                        17,138,799          13,187,416
Other trade receivable                                        3,113,208           4,301,569
Less allowance for doubtful accounts                           (163,000)           (143,000)
                                                            -----------         -----------
Contract and trade receivables - net                        $25,164,350         $24,814,754
                                                            ===========         ===========

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

5.  INVENTORIES

    At December 31, inventories consisted of the following:

                                                        1996               1995
Raw materials                                         $ 4,959,810     $3,319,958
Work-in-process                                         9,822,859      4,711,256
Finished goods                                            861,488         72,980
                                                      -----------     ----------
Total inventories                                     $15,644,157     $8,104,194
                                                      ===========     ==========

6.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    At December 31, property, equipment and leasehold improvements consisted of the following:

                                                             1996             1995
Land                                                     $  3,022,819      $  3,022,819
Buildings and leasehold improvements                        5,533,291         4,467,697
Equipment                                                  21,934,491        13,408,041
                                                         ------------      ------------
Total                                                      30,490,601        20,898,557
Less accumulated depreciation                              (7,134,576)       (5,119,738)
                                                         ------------      ------------
Property, equipment and leasehold improvements - net     $ 23,356,025      $ 15,778,819
                                                         ============      ============

7.  INTANGIBLES AND DEFERRED COSTS

    At December 31, intangibles consisted of the following:

                                                 1996             1995
Covenants not to compete                    $  4,989,356      $  4,989,356
Excess of cost over net assets acquired        7,125,110         7,125,110
Patents and licenses                             661,696           518,644
Other                                            783,963           435,163
                                            ------------      ------------
Total                                         13,560,125        13,068,273
Less accumulated amortization                 (2,595,986)       (1,613,268)
                                            ------------      ------------
Intangibles - net                           $ 10,964,139      $ 11,455,005
                                            ============      ============

    At December 31, deferred costs included the following:

                                      1996            1995
Deferred financing costs - net     $  928,728     $  487,980
Deferred product and bid costs                     5,897,348
                                   ----------     ----------
Total deferred costs               $  928,728     $6,385,328
                                   ==========     ==========

8.  REVOLVING LINE OF CREDIT

    The Company has a $20,000,000 unsecured Revolving Line of Credit with a bank, interest at LIBOR plus 2% or prime. There was $6,900,000 outstanding on this line of credit as of December 31, 1996. The loan agreement encompassing this line of credit and the $5,000,000 amortizing term loan (Note 9) contains certain covenants that require the maintenance of a minimum tangible net worth and certain defined financial ratios. The Company was in compliance with all of the covenants of this loan agreement at December 31, 1996.

9.  DEBT

    Long-term debt at December 31 consisted of the following:

                                                                       1996           1995
10% Senior Subordinated  Convertible Notes                       $ 14,300,000

12% Senior Subordinated Notes                                       5,700,000      $  5,700,000

Mortgage notes payable, interest at 9% and 10.4%, secured by land and buildings with a carrying amount of $6,172,885,
  due through 2017                                                  2,918,243         2,990,329

Various loans payable, secured by  property and equipment           4,951,898         3,020,703

Obligations under capital leases, interest at 10% (Note 13)         1,362,876           917,520
                                                                 ------------      ------------

Total                                                              29,233,017        12,628,552

Less current portion                                               (4,536,508)       (1,367,187)
                                                                 ------------      ------------

Long-term debt                                                   $ 24,696,509      $ 11,261,365
                                                                 ============      ============

    In September 1996, the Company issued $14.3 million of Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") in a private placement to accredited investors. The 10% Notes bear interest at 10% payable semi-annually and are due in September 1999. The notes are convertible into common stock of the Company at 103% of the average closing price of the Company's common stock as quoted on the New York Stock Exchange for the 10 consecutive trading days immediately preceding notice by the individual holder fixing the conversion price. Based upon the conversion prices fixed prior to December 31, 1996 and the average market price of the Company's common stock for the 10 days ended December 31, 1996 for the 10% Notes not yet fixed, the 10% Notes would be convertible into approximately 930,000 shares of the Company's common stock. The Company has the right to call the 10% Notes at par plus accrued interest through the date of redemption any time after June 15, 1997 and earlier under certain circumstances.

    In December 1993, the Company issued $5.7 million of 12% Senior Subordinated Notes ("12% Notes"), due in 1998. The 12% Notes are not subject to redemption prior to maturity.

    The Indenture relating to the 10% Notes and the 12% Notes contains certain covenants including limitations on incurrence of additional indebtedness, limitation on sale of assets, transactions with affiliates and payment of dividends. In accordance with the Indenture, the Company may incur indebtedness based upon the specified ratio of cash flow, as defined, to interest expense. The Company was in compliance with all of the covenants of the Indenture at December 31, 1996.

    Subsequent to December 31, 1996, the Indenture was amended to eliminate the covenants limiting additional indebtedness and restricted dividend payments. In consideration for the consent of the holders of the 10% Notes, the 10% Notes were amended to change the conversion ratio from 103% to 98% or reduce the conversion price for the 10% Notes previously fixed by $.75 per share. In addition, the Company's optional redemption date was extended from June 15, 1997 to December 15, 1997 and certain fees to be paid to the holders of the 10% Notes were eliminated. Based on the revised terms of the 10% Notes and the average market price for the Company's common stock for the 10 days ended December 31, 1996, the 10% Notes would be convertible into approximately 975,000 shares of the Company's common stock.

    The Company has a $5,000,000 amortizing term loan under the same loan agreement encompassing the revolving line of credit (Note 8) for the financing of U.S. based equipment with an outstanding balance at December 31, 1996 of $3,682,479. Interest is payable at the LIBOR rate in effect at the time of the drawdown plus 2%. The average interest rate on the outstanding balance at December 31, 1996 is 7.8%.

    The aggregate principal payments required for the five years subsequent to December 31, 1996 are:

1997                                  $ 4,536,508
1998                                    7,368,178
1999                                   15,506,173
2000                                      804,617
2001                                      766,973
Thereafter                                250,568
                                      -----------
Total                                 $29,233,017
                                      ===========

    Interest expense for the years ended December 31 is comprised of the following:

                                                1996           1995           1994
Interest                                     $2,141,963     $1,679,086     $1,651,881
Amortization of deferred financing costs        234,644        350,768        179,624
                                             ----------     ----------     ----------
Interest expense                             $2,376,607     $2,029,854     $1,831,505
                                             ==========     ==========     ==========

    Based on borrowing rates currently available to the Company and the quoted market price for the 12% Notes, the fair value of long-term debt at December 31, 1996 is approximately $29,500,000.

10. INCOME TAXES

    The income tax (benefit) provision for the years ended December 31 are as follows:

                                             1996             1995             1994
Current                                  $(2,160,000)     $ 1,322,000      $1,004,000
Deferred                                  (4,741,000)      (1,126,000)        256,000
                                         -----------      -----------      ----------
(Benefit) provision for income taxes     $(6,901,000)     $   196,000      $1,260,000
                                         ===========      ===========      ==========

    The Company's effective income tax rate differs from the federal statutory tax rate at December 31 as follows:

                                        1996      1995       1994
Federal statutory income tax rate       34.0%     34.0%      34.0%
State income taxes                       5.3       6.0        4.6
Tax credits and other                    1.4       0.7       (1.2)
Utilization of tax losses                  0     (33.8)         0
                                        ----      ----       ----
Effective rate                          40.7%      6.9%      37.4%
                                        ====      ====       ====

    The provision for deferred income taxes consists of the following:

                                                   1996             1995            1994
Accruals and reserves                          $(1,157,000)     $  (946,000)     $216,000
Depreciation and amortization expense              560,000          268,000        40,000
Net operating loss carryforwards                (3,867,000)
Minimum tax credit carryforwards                  (277,000)
Change in valuation allowance for tax loss
   carryforwards                                                   (448,000)
                                               -----------      -----------      --------
Total                                          $(4,741,000)     $(1,126,000)     $256,000
                                               ===========      ===========      ========

    The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:

                                                                1996           1995
Current:
  Net operating loss carryforwards                          $ 2,970,000
  Accrued vacation and self insurance                           324,000      $ 177,000
  Inventory and warranty reserves                               334,000
  Other                                                         135,000       (185,000)
                                                            -----------      ---------
Total current deferred tax asset (liability)                  3,763,000         (8,000)
                                                            -----------      ---------
Long-term:
  Excess of tax over book depreciation and amortization        (906,000)      (346,000)
  Recognition of contract revenue                               970,000        804,000
  Net operating loss carryforwards                            1,345,000        448,000
  Minimum tax credit carryforward                               287,000
  Deferred start-up costs                                       352,000
  Other                                                        (266,000)       (94,000)
                                                            -----------      ---------
Total long-term deferred tax asset                            1,782,000        812,000
                                                            -----------      ---------
Net deferred tax asset                                      $ 5,545,000      $ 804,000
                                                            ===========      =========

    The valuation allowances associated with tax loss carryforwards as of December 31 are as follows:

                                        1996            1995
Tax asset for loss carryforward     $ 4,536,000      $ 669,000
Valuation allowance                    (221,000)      (221,000)
                                    -----------      ---------
Net deferred tax asset              $ 4,315,000      $ 448,000
                                    ===========      =========

    At December 31, 1996, the Company had approximately $10,600,000 of net operating loss carryforwards including $1,500,000 of net operating loss carryforwards of an acquired subsidiary which expires through 2008.

    The Company believes based on historical operating results and expectations for the future that taxable income will more likely than not be sufficient to utilize all of its recorded net operating loss carryforwards prior to their expiration. The amount of the deferred tax asset considered realizeable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    The income tax receivable at December 31, 1996 represents estimated refunds of income taxes paid in 1992 through 1995. The Company is in the process of amending prior tax returns for the change in accounting (Note 2) and preparing applications for net operating loss carrybacks.

11. SHAREHOLDERS' EQUITY

    During 1996, the Company retired 82,500 shares of treasury stock which had been acquired for a cost of $279,838.

    The Company completed a secondary offering of common stock which closed and was funded the second quarter of 1995. As a result of this offering, 2,328,750 shares were sold by the Company at $12 per share. The net proceeds from the offering totaled $25,567,822.

12. BENEFIT PLANS

    The Company has a noncontributory defined benefit pension plan (the "Plan") for employees. To be eligible to participate, employees must have completed six months of continuous employment and have attained the age of 21. Benefits are based on length of service and the employee's final pay (averaged over the five highest consecutive years of the last ten years of participation). The Company makes contributions to the Plan based upon actuarially determined amounts.

    Net periodic pension cost includes the following:

                                                     1996           1995          1994
Service cost - benefit earned during the year     $ 235,167      $ 169,835      $ 205,195
Interest cost on projected benefit obligation       147,852        116,660        113,496
Actual return on Plan assets                       (262,676)      (257,497)       (70,053)
Net amortization and deferral                       159,328        172,970         15,907
                                                  ---------      ---------      ---------
Net periodic pension cost                         $ 279,671      $ 201,968      $ 264,545
                                                  =========      =========      =========

    The Plan's funded status and amounts recognized in the Company's balance sheet at December 31 are as follows:

                                                           1996              1995
Actuarial present value of benefit obligation:
  Vested benefits                                      $ 1,503,283      $ 1,310,868
  Nonvested benefits                                       243,064          237,163
                                                       -----------      -----------
Accumulated benefit obligation                           1,746,347        1,548,031
Effect of projected future compensation increases          453,626          364,997
                                                       -----------      -----------
Projected benefit obligation                             2,199,973        1,913,028
Plan assets at fair value                                1,729,919        1,375,252
                                                       -----------      -----------
Plan assets less than projected benefit obligation         470,054          537,776
Unrecognized prior service cost                             19,811           24,383
Unrecognized loss                                         (185,107)        (293,362)
Unrecognized transition liability                           90,442           96,094
                                                       -----------      -----------
Accrued pension cost                                   $   395,200      $   364,891
                                                       ===========      ===========

    Assumptions at December 31 used in the accounting for the Plan were as follows:

                                                        1996      1995      1994
Discount or settlement rate                             7.50%     7.25%     8.25%
Rate of increase in compensation levels                 3.50%     3.50%     4.00%
Expected long-term rate of return on Plan assets        8.00%     8.00%     8.00%

    The Plan's assets consist of money market accounts and investments in common stocks, mutual funds, and corporate bonds.

    In addition, the Company has 401(k) plans for substantially all employees and one subsidiary has a union sponsored pension plan for union employees to which the Company makes contractual contributions.

13. RELATED PARTY TRANSACTIONS

    The Company has entered into various transactions with the Chairman. These transactions are further described as follows:

    a.  The Company acquired SOUTHtech from the Chairman in 1994 as described in
        Note 3.

    b. The Chairman loaned the Company $1,650,000 in 1996 that was repaid by the Company in 1996 and $2,000,000 in 1994 which was repaid by the Company in 1995.

14. COMMITMENTS AND CONTINGENCIES

    The Company leases certain equipment under capital lease agreements and certain facilities under noncancellable operating leases with various renewal options. Leased assets totaling $2,274,565 and $1,042,604 (net of accumulated depreciation of $681,283 and $248,683) are included in property and equipment as of December 31, 1996 and 1995, respectively.

    The following is a schedule, by year, of minimum rental payments due under the leases described above and for other operating leases for the years ending December 31:

                                                   CAPITAL LEASES     OPERATING LEASES
1997                                                 $ 633,610           $1,933,506
1998                                                   551,616            1,329,296
1999                                                   362,399            1,287,976
2000                                                    31,947            1,075,645
2001                                                     2,340              862,872
Thereafter                                                                2,786,158
                                                      ---------            ---------
Total minimum lease payments                          1,581,912          $9,275,453
                                                                          ==========
Less amounts representing interest                     (219,036)
                                                      ---------
Present value of net minimum lease payments          $1,362,876
                                                     ==========

    Rent expense was $1,966,271, $1,109,402, and $578,079 for the years ended December 31, 1996, 1995 and 1994, respectively.

    In connection with its decision to establish a facility in the United Kingdom for the production of inflatable restraints for automobiles, the Company negotiated certain grants with local and national authorities in the United Kingdom. The total grant of approximately $3 million is anticipated to be received through January 1999 as certain levels of capital expenditures and the creation of jobs are met. These grants will be recognized as income in accordance with the purpose of the grants in the periods in which such grants are received.

15. STOCK OPTIONS

    In 1992, the Company adopted the 1992 Stock Option Plan which provided for the issuance of up to 360,000 shares of common stock. All options available under the 1992 Plan have been granted. In August 1994, the Company adopted the 1994 Stock Option Plan which reserves up to 1,545,000 shares of common stock for issuance under the Plan. In accordance with the terms of the 1994 Plan, 876,250 options have been granted. Information with respect to the Plans is as follows:

                                                OPTION        WEIGHTED AVERAGE
                                                SHARES          OPTION PRICE
                                                ------          ------------
Outstanding at January 1, 1994                    245,250          $3.25
  Granted                                         161,250          $7.70
  Exercised                                       (24,075)         $3.25
  Canceled                                         (1,500)         $3.25
                                                ---------
Outstanding at December 31, 1994                  380,925          $5.22
  Granted                                         478,125         $13.62
  Exercised                                      (135,500)         $4.93
  Canceled                                         (6,300)         $3.25
                                                ---------
Outstanding at December 31, 1995                  717,250         $10.85
  Granted                                         360,550         $12.99
  Exercised                                      (104,471)         $9.14
  Canceled                                        (51,400)        $12.77
                                                ---------
Outstanding at December 31, 1996                  921,929         $11.78
                                                =========

    Options are exercisable after one year from the date of grant for up to ten years at a price equal to 100% of the fair market value at the date of grant or 85% of fair market value in the case of non-statutory options. As of December 31, 1996, 1995,and 1994, exercisable options were 612,179, 239,125, and 219,675, respectively.

    The following information, aggregated by option price ranges, is applicable to those shares outstanding at December 31, 1996:

Range of exercise prices                            $3.25-$6.92      $12.50-$16.13
Shares outstanding in range                             170,354            751,575
Weighted-average exercise price                           $4.92             $13.34
Weighted-average remaining contractual life           5.7 years            4 years
Shares currently exercisable                            170,354            441,825
Weighted-average exercise price of shares
    currently exercisable                                 $4.92             $13.56

    The estimated fair value of options granted at during 1996 was $5.27 per share. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been recognized been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net (loss) earnings and net (loss) earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                              1996              1995
Net (loss) income - as reported           $(10,049,914)     $   2,657,359
                                          ============      =============

Net (loss) income - pro forma             $(12,074,645)     $     293,848
                                          ============      =============

(Loss) income per share - as reported     $      (1.12)     $         .31
                                          ============      =============

(Loss) income per share - pro forma       $      (1.35)     $         .03
                                          ============      =============

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 36%, risk-free interest rate of 7%; and expected lives of five years.

    In 1992, the Company adopted the 1992 Restricted Stock Plan authorizing the Company to grant to key employees of the Company the right to purchase up to an aggregate of 19,500 shares of common stock at $.01 per share. The Company has reserved 19,500 shares of common stock for issuance pursuant to the Restricted Stock Plan, of which 4,500 shares have been awarded.

    EMPLOYEE STOCK PURCHASE PLAN

    On June 20, 1996, the Company adopted the Employee Stock Purchase Plan (Purchase Plan) to allow eligible employees of the Company to acquire shares of the Company's common stock at periodic intervals, paid for with accumulated payroll deductions over a six month offering period. A total of 400,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The first offering period under the Purchase Plan began October 1, 1996.

16. MAJOR CUSTOMERS

    Revenue from four major customers accounted for approximately 48%, 29%, and 66% of total revenue for the years ended December 31, 1996, 1995 and 1994. Contract and trade receivables from these customers accounted for approximately 15%, 29%, and 39% of the total contract and trade receivables at December 31, 1996, 1995 and 1994. The major customers included all branches of the United States armed forces which accounted for 27%, 18% and 24% of total revenue for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has performed work for these customers since 1975 and has no reason to believe that there will be any change in these customer relationships.

    For the years ended December 31, 1996 and 1995 export sales were $15,826,109 and $6,760,819, respectively. For 1996, the export sales were principally comprised of sales to customers in Canada, the United Kingdom, Japan, and Turkey of $9,124,647, $2,278,212, $1,191,468, and $721,180. For 1995, the
    export sales were principally comprised of sales to customers in Japan, Canada, the United Kingdom and Korea of $2,522,419, $2,091,965, $1,105,558
    and $775,091. For the year ended December 31, 1994, export sales were less than 10% of consolidated revenue.

17. OTHER

    The Company's research and development efforts arise from funded development contracts and proprietary research and development.

    Amounts arising from such efforts for the years ended December 31 were as follows:

                                                      1996              1995            1994
Research and development expenses classified
  as general and administrative expenses           $ 1,915,649      $ 1,419,340      $   687,686
                                                   ===========      ===========      ===========
Funded contracts:
  Revenues funded by customers                     $ 6,518,818      $ 3,901,662      $ 3,290,146
  Research and development expenses classified
    as cost of such revenue                         (8,587,658)      (4,721,858)      (3,165,130)
                                                   -----------      -----------      -----------
Funded contract (deficiency) margin                $(2,068,840)     $  (820,196)     $   125,016
                                                   ===========      ===========      ===========

    The above amounts do not include pre-contract costs which the Company began expensing in 1996 (See Note 2). Pre-contract costs expended for the years ended December 31, 1996, 1995 and 1994 were approximately $6,420,000, $4,438,000 and $645,000, respectively.

    18. SEGMENT REPORTING

    During 1996, 1995 and 1994, the Company operated in three industry segments. The Government and Defense segment, principally comprised of Simula Government Products, Inc., includes the design and manufacture of crash resistant components, energy absorbing devices, ballistics and composites principally in connection with branches of the United States armed forces procurement. The Simula Transportation Equipment Corporation ("SimTec"- formerly known as Intaero) segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines, rail other mass transit. The remaining segment, entitled Other, includes general corporate operations and other subsidiaries engaged in technology development and sales. Included in Other is Simula Automotive Safety Devices, Inc. ("Simula ASD"), the entity which conducts substantially all of the Company's operations encompassing inflatable restraints for automobiles. Through 1996, Simula ASD has not had any significant revenue. Segment disclosures are as follows:

                                                                   1996
                                     ----------------------------------------------------------------
                                       GOVERNMENT
                                          AND
                                        DEFENSE         SIMTEC            OTHER             TOTAL
Revenue:
  Contract revenue                   $31,372,051     $ 23,636,852      $                 $ 55,008,903
  Product sales                          685,218        8,965,719      $    847,467        10,498,404
  Technology sales and royalties         254,650                                              254,650
                                     -----------     -----------       ------------      ------------
Total revenue                        $32,311,919     $ 32,602,571      $    847,467      $ 65,761,957
                                     ===========     ============      ============      ============

Operating (loss) income              $ 1,355,917     $ (6,327,689)     $ (4,254,298)     $ (9,226,070)
Identifiable assets                   28,217,854       43,971,150        14,499,452        86,688,456
Depreciation and amortization            909,619        1,967,959           400,855         3,278,433
Capital expenditures                   2,916,342        2,470,336         4,220,542         9,607,220

                                                          1995
                                     -----------------------------------------------------------
                                     GOVERNMENT
                                        AND
                                      DEFENSE         SIMTEC          OTHER             TOTAL
Revenue:
  Contract revenue                   $24,753,600     $23,936,070     $               $48,689,670
  Product sales                                        5,673,264       1,968,879       7,642,143
  Technology sales and royalties         779,347                       1,977,453       2,756,800
                                     -----------     -----------     -----------     -----------
Total revenue                        $25,532,947     $29,609,334     $ 3,946,332     $59,088,613
                                     ===========     ===========     ===========     ===========

Operating income                     $ 3,294,791     $   651,695     $   496,651     $ 4,443,137
Identifiable assets                   26,629,708      36,273,362      10,233,066      73,136,136
Depreciation and amortization            564,842       1,899,899         600,142       3,064,833
Capital expenditures                   1,829,664       1,459,651       1,478,142       4,767,457

                                                           1994
                              ------------------------------------------------------------------
                                     GOVERNMENT
                                         AND
                                       DEFENSE          SIMTEC          OTHER            TOTAL
Revenue:
  Contract revenue                   $21,587,963     $12,126,010     $                 $33,713,973
  Product sales                                        5,966,839        1,031,379        6,998,218
  Technology sales and royalties         445,603                                           445,603
                                     -----------     -----------     ------------      -----------
Total revenue                        $22,033,566     $18,092,849     $  1,031,379      $41,157,794
                                     ===========     ===========     ============      ===========

Operating income                     $ 3,037,566     $ 2,168,567     $    (21,813)     $ 5,184,320
Identifiable assets                   19,761,764      24,654,688        3,274,511       47,690,963
Depreciation and amortization            516,510         763,418          371,190        1,651,118
Capital expenditures                     586,178               0          670,674        1,256,852

    For the years ended December 31, 1996 and 1995, inter-segment sales were insignificant and total intercompany sales of $7,547,039 and $4,065,201, respectively, have been eliminated. All revenue in 1994 was generated from sales to unaffiliated customers.

19. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                   FIRST           SECOND             THIRD           FOURTH
Revenue                       $ 16,742,512      $ 19,615,830      $ 12,914,643      $ 16,488,972
Cost of revenue                 12,316,453        15,478,516        10,765,168        16,679,039
Gross margin                     4,426,059         4,137,314         2,149,475          (190,067)
(Loss) earnings before
  cumulative effect of an
  accounting change                121,932          (305,428)       (2,087,492)       (4,538,978)
Cumulative effect of an
   accounting change            (3,239,948)
Net (loss)                      (3,118,016)         (305,428)       (2,087,492)       (4,538,978)

Net (loss) per common
    and equivalent share      $       (.35)     $       (.03)     $       (.23)     $       (.51)

                                                             1995
                              ------------------------------------------------------------------
                                        FIRST         SECOND         THIRD         FOURTH
Revenue                             $13,580,842   $15,030,715   $14,694,204    $15,782,852
Cost of revenue                       8,954,807     9,632,276    11,811,431      8,637,957
Gross margin                          4,626,035     5,398,439     2,882,773      7,144,895
Net earnings (loss)                     616,077       936,995     (305,818)      1,410,105

Net earnings (loss) per common
    and equivalent share                   $.09          $.11        $(.04)           $.15

                                                    1994
                               ---------------------------------------------------
                                  FIRST        SECOND        THIRD        FOURTH
Revenue                        $6,900,072   $7,558,741   $12,875,330   $13,823,651
Cost of revenue                 4,370,264    4,667,947     9,157,490     9,512,909
Gross margin                    2,529,808    2,890,794     3,717,840     4,310,742
Net earnings                      334,798      513,707       603,372       662,546

Net earnings per common
    and equivalent share             $.07         $.10          $.10          $.10


                                   * * * * * *