Form 10-Q
period 1997-03-31
SIMULA INC
filed 1997-05-15
CIK 885080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For The Quarter Ended March 31, 1997
                         Commission File Number 1-12410



                                  SIMULA, INC.
             (Exact name of registrant as specified in its charter)


              Arizona                                     86-0320129
     (State of Incorporation)               (I.R.S. Employer Identification No.)

2700 N. Central Ave., Phoenix, Arizona                         85004
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

                           (1)              YES  X                     NO
                           (2)              YES  X                     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                                Outstanding at
                    Class                                       March 31, 1997
                    -----                                       --------------

         Common Stock, $.01 par value                              9,016,956

                                  SIMULA, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----
Item 1 - Financial Statements

         Consolidated Balance Sheets
              March 31, 1997 and December 31, 1996............................2

         Consolidated Statements of Operations
              Three Months Ended March 31, 1997 and 1996......................3

         Consolidated Statement of Shareholders' Equity
              Three Months Ended March 31, 1997 ..............................4

         Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1997 and 1996......................5

         Notes to Interim Consolidated Financial Statements ..................6

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition..............7 - 10


PART II - OTHER INFORMATION

Item 5 - Other - Recent Events ..............................................11

Item 6 - Exhibits and Reports...........................................12 - 13

SIGNATURE....................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  MARCH 31, 1997      DECEMBER 31, 1996
                                                                  --------------      -----------------
ASSETS
CURRENT ASSETS
     Cash                                                         $  1,266,244        $  1,298,741
     Contract and trade receivables - Net                           26,145,850          25,164,350
     Inventories                                                    17,997,765          15,644,157
     Income taxes receivable                                           910,133           1,089,564
     Deferred income taxes                                           3,763,000           3,763,000
     Prepaid expenses and other                                      1,077,613           1,050,215
                                                                  ------------        ------------

          Total current assets                                      51,160,605          48,010,027

PROPERTY, EQUIPMENT AND LEASEHOLD
     IMPROVEMENTS - Net                                             25,151,481          23,356,025
DEFERRED INCOME TAXES                                                2,161,000           1,782,000
DEFERRED FINANCING COSTS                                               830,442             928,728
INTANGIBLES - Net                                                   10,770,789          10,964,139
OTHER ASSETS                                                         1,765,243           1,647,537
                                                                  ------------        ------------

          TOTAL                                                   $ 91,839,560        $ 86,688,456
                                                                  ============        ============


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Revolving line of credit                                     $ 12,925,000        $  6,900,000
     Trade accounts payable                                          8,726,620           9,200,214
     Other accrued liabilities                                       3,909,789           4,019,534
     Advances on contracts                                             657,479             148,194
     Current portion of long-term debt                               4,501,600           4,536,508
                                                                  ------------        ------------

          Total current liabilities                                 30,720,488          24,804,450

LONG-TERM DEBT - Less current portion                               24,299,119          24,696,509
                                                                  ------------        ------------

          Total liabilities                                         55,019,607          49,500,959

SHAREHOLDERS' EQUITY
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value - authorized 50,000,000
         shares; issued 9,016,956 and 8,992,598 shares                  90,170              89,926
     Additional paid-in capital                                     39,283,281          39,031,453
     Retained deficit                                               (2,532,433)         (1,966,296)
     Currency translation adjustment                                   (21,065)             32,414
                                                                  ------------        ------------

          Total shareholders' equity                                36,819,953          37,187,497
                                                                  ------------        ------------

          TOTAL                                                   $ 91,839,560        $ 86,688,456
                                                                  ============        ============

See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                   -----------------------------------
                                                                   MARCH 31, 1997      MARCH 31, 1996
                                                                   ---------------     ---------------
REVENUE                                                            $    17,825,823     $    16,742,512


COST OF REVENUE                                                         12,764,105          12,316,453
                                                                   ---------------     ---------------


GROSS MARGIN                                                             5,061,718           4,426,059


ADMINISTRATIVE EXPENSES                                                  5,055,215           3,890,444
                                                                   ---------------     ---------------


OPERATING INCOME                                                             6,503             535,615


INTEREST EXPENSE                                                           951,640             331,683
                                                                   ---------------     ---------------


(LOSS) INCOME BEFORE TAXES                                                (945,137)            203,932


INCOME TAX BENEFIT (EXPENSE)                                               379,000             (82,000)
                                                                   ---------------     ---------------


(LOSS) EARNINGS BEFORE CUMULATIVE EFFECT

     OF A CHANGE IN ACCOUNTING PRINCIPLE                                  (566,137)            121,932


CUMULATIVE EFFECT ON PRIOR YEARS (TO

     DECEMBER 31, 1995) OF CHANGING ACCOUNTING

     FOR PRE-CONTRACT COSTS                                                                  3,239,948
                                                                   ---------------     ---------------


NET LOSS                                                           $      (566,137)    $    (3,118,016)
                                                                   ===============     ===============


Per share amounts:

     (Loss) earnings before cumulative effect of a change in

          accounting principle                                     $          (.06)    $           .01

     Cumulative effect on prior years (to December 31, 1995)

          of changing accounting for pre-contract costs                                           (.36)
                                                                   ---------------     ---------------

     Net loss                                                      $          (.06)    $          (.35)
                                                                   ===============     ===============


Weighted average shares outstanding                                      8,996,495           8,893,229
                                                                   ===============     ===============

See notes to interim consolidated financial statements

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------


                                       Class A Common Stock           Additional                        Currency          Total
                                    ----------------------------       Paid-in         Retained        Translation     Shareholders'
                                      Shares          Amount           Capital          Deficit        Adjustment         Equity
                                    -----------      --------         -----------     -----------      -----------      -----------
BALANCE, JANUARY 1, 1997              8,992,598      $89,926          $39,031,453     $(1,966,296)     $ 32,414         $37,187,497

Issuance of common shares                24,358          244              251,828                                           252,072

Currency translation adjustment                                                                         (53,479)            (53,479)

Net loss                                                                                 (566,137)                         (566,137)
                                    -----------      ------           -----------     -----------      --------        ------------

BALANCE, MARCH 31, 1997               9,016,956      $90,170          $39,283,281     $(2,532,433)     $(21,065)        $36,819,953
                                    ===========      ========         ===========     ===========      =========        ===========




See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 1997   MARCH 31, 1996
                                                              --------------   --------------
OPERATING ACTIVITIES:
     Net loss                                                 $  (566,137)     $(3,118,016)
     Adjustment to reconcile net loss to net cash used by
          operating activities:
          Depreciation and amortization                           924,731          660,650
          Deferred income taxes                                  (379,000)
          Currency translation adjustment                         (53,479)
          Cumulative effect of change in accounting                              5,399,948
     Changes in net assets and liabilities:
          Contract and trade receivables, net of advances        (472,215)      (2,788,525)
          Inventories                                          (2,353,608)      (2,495,563)
          Income taxes receivable                                 179,431       (2,078,000)
          Prepaid expenses and other                              (27,398)          (7,143)
          Other assets                                           (117,706)        (160,864)
          Trade accounts payable                                 (473,594)        (387,861)
          Other accrued liabilities                              (109,745)         464,731
                                                              -----------      -----------

     Net cash used by operating activities                     (3,448,720)      (4,510,643)
                                                              -----------      -----------

INVESTING ACTIVITIES:
     Purchase of property and equipment                        (2,400,583)      (1,850,314)
     Costs incurred to obtain intangibles                         (27,968)         (57,278)
                                                              -----------      -----------

     Net cash used in investing activities                     (2,428,551)      (1,907,592)
                                                              -----------      -----------

FINANCING ACTIVITIES:
     Net borrowings under line of credit                        6,025,000        3,000,000
     Borrowings under other debt arrangements                                      758,470
     Principal payments under other debt arrangements            (432,298)        (335,531)
     Issuance of common shares                                    252,072           26,000
                                                              -----------      -----------

     Net cash provided by financing activities                  5,844,774        3,448,939
                                                              -----------      -----------

NET DECREASE IN CASH                                              (32,497)      (2,969,296)

CASH, BEGINNING OF PERIOD                                       1,298,741        3,175,172
                                                              -----------      -----------

CASH, END OF PERIOD                                           $ 1,266,244      $   205,876
                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Taxes paid                                               $    60,000      $    45,000
                                                              ===========      ===========

     Interest paid                                            $   940,432      $   175,000
                                                              ===========      ===========


See notes to interim consolidated financial statements.

                                  SIMULA, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - ACCOUNTING CHANGE:
         During 1996, the Company adopted a new method of accounting for pre-contract costs. Pre-contract costs represent amounts applicable to products and technologies which represent adaptations of existing capabilities to the particular requirements of the Company's customers. These costs were previously deferred and recovered over the revenue streams from these customers. Beginning January 1, 1996, the Company expenses these costs as they are incurred.

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

NOTE 4 - INVENTORIES:
         At March 31, 1997 and December 31, 1996, inventories consisted of the following.

                                                                 MARCH 31, 1997          DECEMBER 31, 1996
                                                               --------------------     --------------------
         Raw materials                                                $  5,984,992             $  4,959,810
         Work in process                                                10,973,291                9,822,859
         Finished goods                                                  1,039,482                  861,488
                                                               --------------------     --------------------
              Total inventories                                        $17,997,765              $15,644,157
                                                               ====================     ====================

NOTE 5 - SHAREHOLDERS' EQUITY:
         Weighted average shares used to compute per share amounts for the three month periods ended March 31, 1997 and 1996 do not include common stock equivalents because their effect would be anti-dilutive. In addition, fully diluted earnings per share reflecting the effect of the Series C 10% Senior Subordinated Convertible Notes is not presented because the effect would also be anti-dilutive.

NOTE 6 - SUBSEQUENT EVENT - ISSUANCE OF 8% SENIOR SUBORDINATED CONVERTIBLE
         NOTES:
         Subsequent to March 31, 1997, the Company completed the public offering of $34.5 million of its 8% Senior Subordinated Convertible Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of the Company's common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at the Company's option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date. However, on or after May 1, 1999 and prior to April 30, 2000, the 8% Notes will not be redeemable unless the closing price of the Company's common stock has equaled or exceeded $23.625 for 20 trading days within a period of 30 consecutive trading days. The indenture relating to the 8% Notes contains certain covenants including limitations on the incurrence of additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness pursuant to senior credit facilities up to $50 million and other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense.

                                  SIMULA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months ended March 31, 1997 compared to the same period of the prior year. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear.

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

         In 1993, management made a strategic decision to enter the commercial aircraft seating market to bring its proprietary energy-absorbing technologies to a new industry and take advantage of positive industry trends. To implement its decision the Company completed three acquisitions that allowed it to develop the necessary infrastructure to support future growth. In August 1993, the Company acquired Airline Interiors, Inc. (the "Airline Acquisition"), which was primarily involved with the refurbishment, reupholstery, reconditioning and reconfiguring of existing passenger seats. The Airline Acquisition provided certain FAA certifications, enhanced the Company's management team and customer base, and provided substantial assembly capacity. During 1994, the Company acquired Coach and Car Equipment Corporation ("Coach and Car") and Artcraft Industries Corp. ("Artcraft"). The acquisitions of Coach and Car and Artcraft are collectively referred to as the 1994 Acquisitions. Coach and Car and Artcraft's existing operations included providing a majority of all manufacturing and refurbishment of rail and mass transit seating systems in North America. The 1994 Acquisitions also provided the Company with substantial large-scale manufacturing capacity and synergies, which will be utilized in the production of its 16g seat (the "16g Seat") for airliners.

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

         The Company is a holding company for wholly owned subsidiaries, including Simula Government Products, Inc., the principal entity conducting the Company's "Government and Defense" business, and Simula Transportation Equipment Corporation ("SimTec" - formerly known as Intaero), an entity conducting the Company's commercial seating businesses. In addition, the Company maintains general corporate operations and subsidiaries engaged in technology development including Simula Automotive Safety Devices, Inc. ("Simula ASD") which was established in 1995 and conducts substantially all of the Company's operations encompassing inflatable restraints for automobiles including the Inflatable Tubular Structure (the "ITS"). Through 1996, Simula ASD did not have significant revenue.

                                  SIMULA, INC.



RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to 1996

         As a result of increased sales of the 16g Seat and the initial deliveries of the ITS, revenue for the three months ended March 31, 1997 increased 6% to $17.8 million from $16.7 million for the comparable period in 1996.

         Gross margin for the three months ended March 31, 1997 increased 14% to $5.1 million from $4.4 million for the comparable period in 1996. The increase in gross margin was primarily due to the increased revenue noted above. As a percent of sales, gross margin for the three months ended March 31, 1997 increased to 28% from 26% for the comparable period in 1996. The increase in gross margin percentage was due to the increased volume of 16g Seat sales and the initial deliveries of the ITS. Revenue from these products is now available to cover certain fixed manufacturing costs.

         Administrative expenses for the three months ended March 31, 1997 increased 30% to $5.1 million from $3.9 million for the comparable period in 1996. This increase was attributable to the expansion of the corporate and sales infrastructure related to the commercial introduction of the Company's technologies, principally the 16g Seat and certain commercial helicopter seat programs, and increased Government and Defense and new technology bid and proposal costs.

         Interest expense for the three months ended March 31, 1997 increased 187% to approximately $952,000 from approximately $332,000 for the comparable period in 1996. This increase was due to increased borrowings on the Company's bank credit facilities and the issuance of $14.3 million of the Series C 10% Senior Subordinated Convertible Notes in September 1996. These borrowings were made to fund its growth in working capital and fixed assets necessary to support the anticipated growth in revenues for 1997.

         The effective income tax rate for the three month periods ended March 31, 1997 and 1996 approximated the statutory rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $472,000 for the three months ended March 31, 1997, principally due to certain rail programs initiated in the first quarter of 1997.

         Operating activities required the use of $3.4 million of cash during the three months ended March 31, 1997, compared to the use of $4.5 million of cash during the same period in 1996. Cash used by operating activities in 1997 was primarily used to fund an increase in inventories of $2.4 million and the increase in contract and trade receivables noted above. The increase in inventories was primarily related to the 16g Seat and represents the buildup necessary to support anticipated future deliveries. This buildup includes increases in purchased components to be used in the assembly process, raw materials to be used in the manufacture of 16g Seat components by Coach and Car and composite seat backs produced by the Company's subsidiary, Viatech.

         Investing activities required the use of $2.4 million of cash during the three months ended March 31, 1997 primarily for the purchase of manufacturing equipment for the ITS to be located at the Company's operation in the United Kingdom. In addition, the Company acquired tooling fixtures for future rail programs and certain enhancements to its 16g Seat machining cell at Coach and Car.

                                  SIMULA, INC.



         Financing activities provided $5.8 million of cash during the three months ended March 31, 1997, of which $6.0 million resulted from borrowings on the revolving credit facility primarily for the working capital needs and equipment purchases noted above.

         Subsequent to March 31, 1997, the Company completed the public offering of $34.5 million of its 8% Senior Subordinated Convertible Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of the Company's common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at the Company's option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date. However, on or after May 1, 1999 and prior to April 30, 2000, the 8% Notes will not be redeemable unless the closing price of the Company's common stock has equaled or exceeded $23.625 for 20 trading days within a period of 30 consecutive trading days. The indenture relating to the 8% Notes contains certain covenants including limitations on the incurrence of additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness pursuant to senior credit facilities up to $50 million and other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense.

         Included in current portion of long-term debt is a mortgage of $2.6 million on one of the Company's facilities that is due in March 1998. The Company is currently pursuing various alternatives for this property and believes it will be able to repay or refinance the mortgage on a long-term basis prior to its maturity.

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

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

         During fiscal 1997, the Company will enter large scale production of the ITS and 16g Seat and expects to complete roll-out of other new products. The Company expects that in late 1997 and in 1998, it will begin to realize significant revenues from the introduction of these products. The other core businesses of the Company are expected to remain at current revenue and profit levels.

                                  SIMULA, INC.



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

                                  SIMULA, INC.



PART II - OTHER INFORMATION

ITEM 5.  OTHER - RECENT OFFERING OF SENIOR SUBORDINATED CONVERTIBLE NOTES.

         Subsequent to March 31, 1997, the Company completed the public offering of $34.5 million of its 8% Senior Subordinated Convertible Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of the Company's common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at the Company's option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date. However, on or after May 1, 1999 and prior to April 30, 2000, the 8% Notes will not be redeemable unless the closing price of the Company's common stock has equaled or exceeded $23.625 for 20 trading days within a period of 30 consecutive trading days. The indenture relating to the 8% Notes contains certain covenants including limitations on the incurrence of additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness pursuant to senior credit facilities up to $50 million and other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense.

                                  SIMULA, INC.


ITEM 6.  EXHIBITS AND REPORTS.

(a)  The following Exhibits are included pursuant to Item 601 of Regulation S-K.

  NO.                                               DESCRIPTION                                            REFERENCE
  ---                                               -----------                                            ---------

   3.1     Articles of Incorporation of Simula, Inc., as amended and restated...........................       (9)
   3.2     Bylaws of Simula, Inc., as amended and restated..............................................       (1)
   4.2     Indenture dated December 17, 1993 (including cross-reference sheet to Trust Indenture Act),
              as amended................................................................................       (3)
   4.5     Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with
              the Registrant's issuance of Series C 10% Senior Subordinated Convertible Notes...........      (12)
   4.6     Form of Supplemental Indenture No.3, effective March 14, 1997, amending the Indenture of
              Simula, Inc. dated December 17, 1993......................................................      (11)
   4.7     Form of Indenture in connection with the issuance of the 8% Senior Subordinated Convertible
              Notes due May 1, 2004.....................................................................      (12)
  10.8     Employment Agreement between Registrant and Stanley P. Desjardins............................       (1)
  10.9     Employment Agreement between Registrant and Donald W. Townsend...............................       (1)
  10.11    1992 Stock Option Plan.......................................................................       (1)
  10.12    1992 Restricted Stock Plan...................................................................       (1)
  10.15    Asset Purchase Agreement dated August 2, 1993 between Simula, Inc. and
              Airline Interiors, Inc. ..................................................................       (2)
  10.16    Asset Purchase Agreement dated June 14, 1994, among Simula, Inc., CCEC Acquisition
             Corp. and Coach and Car Equipment Corporation..............................................       (4)
  10.18    Asset Purchase Agreement dated September 30, 1994, among Simula, Inc., Artcraft
              Acquisition Corp., and Artcraft Industries Corp...........................................       (5)
  10.21    1994 Stock Option Plan.......................................................................       (6)
  10.22    Agreements dated January 27, 1995 with Autoliv AB, including license agreement, frame
              supply agreement and joint development agreement..........................................       (7)
  10.23    Agreement with Jetstream Aircraft Limited....................................................       (7)
  10.24    Amended Loan Agreement with Wells Fargo Bank, N.A. dated December 20, 1996...................      (11)
  10.25    Asset Purchase Agreement dated November 1, 1995, between Comfab, Inc. and Stanley P.
              Desjardins, d/b/a Desjardins Engineering; Services Agreement dated November 1, 1995, between Simula, Inc. and Comfab, Inc.; Promissory Note of Stanley P. Desjardins, d/b/a
              Desjardins Engineering, dated November 1, 1995, for the purchase price of Comfab, Inc. ...       (8)
  10.26    Simula, Inc. Employee Stock Purchase Plan....................................................       (9)
  10.27    Promissory Note representing $650,000 loan from Stanley P. Desjardins dated August 12,
              1996......................................................................................      (12)
  10.28    Promissory Note representing $1,000,000 loan from Stanley P. Desjardins dated August 14,
              1996......................................................................................      (12)
  10.29    Form of Change of Control Agreements Between the Company and Key Management
              Personnel.................................................................................      (11)
 *11.      Earnings Per Share
  18.      Preference Letter re: change in accounting principles........................................      (10)
  24.      Powers of Attorney - Directors...............................................................      (11)
 *27.      Financial Data Schedule

----------

* Filed herewith.

                                  SIMULA, INC.

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

         (8)      Filed with Report on Form 10-K for the year ended December 31,
                  1995.

         (9) Filed with Definitive Proxy on May 14, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.

         (10) Filed with Report on Form 10-Q/A for the quarter ended June 30, 1996.

         (11)     Filed with Report on Form 10-K for the year ended December 31,
                  1996.

         (12) Filed with Registration Statement on Form S-3, No. 333-13499, under the Securities Act of 1993, effective April 24, 1997.



(b)  No reports on Form 8-K have been filed during the reporting period.

                                  SIMULA, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SIMULA, INC.



DATE:        May 15, 1997                             /s/  Donald W. Townsend
         -----------------------------                --------------------------

                                                      DONALD W. TOWNSEND
                                                      President
                                                      Chief Operating Officer


                                                      /s/  Sean K. Nolen
                                                      --------------------------

                                                      SEAN K. NOLEN
                                                      Chief Financial Officer