Form 10-Q
period 1997-06-30
SIMULA INC
filed 1997-08-13
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

    ---
     X    Quarterly report pursuant to Section 13 or 15(d) of the
    ---   Securities Exchange Act of 1934

          For the quarterly period ended JUNE 30, 1997   or
                                         -------------

    ---
          Transition report pursuant to Section 13 or 15(d) of the
    ---   Securities Exchange Act of 1934

          For the transition period from ___________ to _________

          Commission file number               1-12410
                                ------------------------------------------------


                                  SIMULA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             ARIZONA                                         86-0320129
-----------------------------------                 ----------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


 2700 N. CENTRAL AVENUE, SUITE 1000, PHOENIX,  ARIZONA                 85004
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                          (Zip Code)


                                 (602) 631-4005
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

            Yes     X      No
                 --------       --------

(2) has been subject to such filing requirements for the past 90 days.

            Yes     X      No
                 --------       --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                   Outstanding at June 30, 1997
            -------------------------        ----------------------------
           Common Stock, $.01 par value                9,063,280

                                  SIMULA, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                                                       PAGE

Item 1 -       Financial Statements

               Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996................................................2

               Consolidated Statements of Operations
                      Three and Six Months Ended June 30, 1997 and 1996..................................3

               Consolidated Statement of Shareholders' Equity
                      Six Months Ended June 30, 1997 ....................................................4

               Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 1997 and 1996............................................5

               Notes to Interim Consolidated Financial Statements .......................................6

Item 2 -       Management's Discussion and Analysis of
                      Results of Operations and Financial Condition......................................7 - 10


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders ............................................11

Item 5 - Other - Recent Events ..........................................................................11

Item 6 - Exhibits and Reports............................................................................12 - 13

SIGNATURE      ..........................................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     JUNE 30,          DECEMBER 31,
                                                                       1997                1996
                                                                  -------------        ------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                    $  13,115,244        $  1,298,741
     Contract and trade receivables  - Net                           28,199,475          25,016,156
     Inventories                                                     23,703,695          15,644,157
     Income taxes receivable                                            158,963           1,089,564
     Deferred income taxes                                            3,763,000           3,763,000
     Prepaid expenses and other                                       1,196,081           1,050,215
                                                                  -------------        ------------

          Total current assets                                       70,136,458          47,861,833

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                 26,515,714          23,356,025
DEFERRED INCOME TAXES                                                 2,147,000           1,782,000
DEFERRED FINANCING COSTS                                              3,966,931             928,728
INTANGIBLES - Net                                                    10,665,899          10,964,139
OTHER ASSETS                                                          1,988,851           1,647,537
                                                                  -------------        ------------

          TOTAL                                                   $ 115,420,853        $ 86,540,262
                                                                  =============        ============


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Revolving line of credit                                                          $  6,900,000
     Trade accounts payable                                       $   9,647,532           9,200,214
     Other accrued liabilities                                        5,584,998           4,019,534
     Current portion of long-term debt                                4,249,933           4,536,508
                                                                  -------------        ------------

          Total current liabilities                                  19,482,463          24,656,256

LONG-TERM DEBT - Less current portion                                58,548,977          24,696,509
                                                                  -------------        ------------

          Total liabilities                                          78,031,440          49,352,765
                                                                  -------------        ------------

SHAREHOLDERS' EQUITY
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value - authorized 50,000,000
         shares; issued 9,063,280 and 8,992,598 shares                   90,633              89,926
     Additional paid-in capital                                      39,775,204          39,031,453
     Retained deficit                                                (2,514,132)         (1,966,296)
     Currency translation adjustment                                     37,708              32,414
                                                                  -------------        ------------

          Total shareholders' equity                                 37,389,413          37,187,497
                                                                  -------------        ------------

          TOTAL                                                   $ 115,420,853        $ 86,540,262
                                                                  =============        ============



See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------        --------------------------------

                                                        1997                1996                1997               1996
                                                    ------------        ------------        ------------        ------------

REVENUE                                             $ 20,065,365        $ 19,615,830        $ 37,891,188        $ 36,358,342

COST OF  REVENUE                                      13,663,941          15,478,516          26,428,046          27,794,969
                                                    ------------        ------------        ------------        ------------

GROSS MARGIN                                           6,401,424           4,137,314          11,463,142           8,563,373

ADMINISTRATIVE EXPENSES                                5,078,744           4,186,174          10,133,959           8,076,618
                                                    ------------        ------------        ------------        ------------

OPERATING  INCOME (LOSS)                               1,322,680             (48,860)          1,329,183             486,755

INTEREST EXPENSE                                      (1,463,706)           (459,568)         (2,415,346)           (791,251)

INTEREST INCOME                                          173,327                                 173,327
                                                    ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE TAXES                                32,301            (508,428)           (912,836)           (304,496)

INCOME TAX (EXPENSE) BENEFIT                             (14,000)            203,000             365,000             121,000
                                                    ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE                  18,301            (305,428)           (547,836)           (183,496)

CUMULATIVE EFFECT ON PRIOR YEARS (TO
     DECEMBER 31, 1995) OF CHANGING
     ACCOUNTING FOR PRE-CONTRACT COSTS                                                                            (3,239,948)
                                                    ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                   $     18,301        ($   305,428)       ($   547,836)       ($ 3,423,444)
                                                    ============        ============        ============        ============

Per share amounts:
     Income (loss) before cumulative effect
          of a change in accounting principle       $         --        ($      0.03)       ($      0.06)       ($      0.02)

     Cumulative effect on prior years (to
          December 31, 1995) of changing
          accounting for pre-contract costs                                                                            (0.36)
                                                    ------------        ------------        ------------        ------------

     Net income (loss)                              $         --        ($      0.03)       ($      0.06)       ($      0.38)
                                                    ============        ============        ============        ============


Weighted average shares outstanding                    9,423,286           8,939,346           9,020,105           8,916,287
                                                    ============        ============        ============        ============



See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997



                                             Class A
                                   ----------------------------     Additional                      Currency         Total
                                     Issued        Common Stock      Paid-in         Retained      Translation    Shareholders'
                                     Shares           Amount         Capital         Deficit       Adjustment        Equity
                                   ------------   -------------  -------------   ---------------   -----------    --------------

BALANCE, JANUARY 1, 1997             8,992,598          89,926   $ 39,031,453      ($1,966,296)    $   32,414     $  37,187,497

Issuance of common shares               70,682             707        743,751                                           744,458

Currency translation adjustment                                                                         5,294             5,294

Net loss                                                                              (547,836)                       (547,836)
                                   -----------   -------------   ------------    -------------    -----------    --------------

BALANCE, JUNE 30, 1997               9,063,280   $      90,633   $ 39,775,204    $  (2,514,132)   $    37,708    $   37,389,413
                                   ===========   =============   ============    =============    ===========    ==============


See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        SIX MONTHS ENDED
                                                                --------------------------------

                                                               JUNE 30, 1997        JUNE 30, 1996
                                                                ------------        ------------
OPERATING ACTIVITIES:
     Net loss                                                   ($   547,836)       ($ 3,423,444)
     Adjustment to reconcile net loss to net cash used by
          operating activities:
          Depreciation and amortization                            2,060,680           1,375,119
          Deferred income taxes                                     (365,000)
          Currency translation adjustment                              5,294
          Cumulative effect of change in accounting                                    5,399,948
     Changes in net assets and liabilities:
          Contract and trade receivables - net                    (3,183,319)         (6,108,298)
          Inventories                                             (8,059,538)         (4,944,680)
          Income taxes receivable                                    930,601          (2,281,000)
          Prepaid expenses and other                                (145,866)           (567,325)
          Other assets                                              (341,314)             14,753
          Trade accounts payable                                     447,318             621,349
          Other accrued liabilities                                1,565,464           1,809,532
                                                                ------------        ------------

     Net cash used by operating activities                        (7,633,516)         (8,104,046)
                                                                ------------        ------------

INVESTING ACTIVITIES:
     Purchase of property and equipment                           (4,502,062)         (3,481,464)
     Costs incurred to obtain intangibles                           (144,396)           (384,579)
                                                                ------------        ------------

     Net cash used in investing activities                        (4,646,458)         (3,866,043)
                                                                ------------        ------------

FINANCING ACTIVITIES:
     Net (repayments) borrowings under line of credit             (6,900,000)          6,700,000
     Issuance of 8% Notes - net of expenses                       31,186,126
     Borrowings under other debt arrangements                                          2,444,200
     Principal payments under other debt arrangements               (934,107)           (756,735)
     Issuance of common shares                                       744,458             782,856
                                                                ------------        ------------

     Net cash provided by financing activities                    24,096,477           9,170,321
                                                                ------------        ------------

NET INCREASE (DECREASE) IN CASH                                   11,816,503          (2,799,768)

CASH, BEGINNING OF PERIOD                                          1,298,741           3,175,172
                                                                ------------        ------------

CASH, END OF PERIOD                                             $ 13,115,244        $    375,404
                                                                ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Taxes paid                                                 $    110,900        $    277,700
                                                                ============        ============

     Interest paid                                              $  1,702,788        $    437,081
                                                                ============        ============


See notes to interim consolidated financial statements.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

               The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - INVENTORIES:

               At June 30, 1997 and December 31, 1996, inventories consisted of the following.




                                               JUNE 30,       DECEMBER 31,
                                                 1997            1996
                                             ------------    ------------
               Raw materials                 $ 8,834,320     $ 4,959,810
               Work in process                14,236,961       9,822,859
               Finished goods                    632,414         861,488
                                             ------------    ------------
                    Total inventories        $23,703,695     $15,644,157
                                             ============    ============


NOTE 3 - ISSUANCE OF  8% SENIOR SUBORDINATED CONVERTIBLE NOTES:

               During the second quarter of 1997, the Company completed the public offering of $34.5 million of its 8% Senior Subordinated Convertible Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of the Company's common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at the Company's option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date. However, on or after May 1, 1999 and prior to April 30, 2000, the 8% Notes will not be redeemable unless the closing price of the Company's common stock has equaled or exceeded $23.625 for 20 trading days within a period of 30 consecutive trading days. The indenture relating to the 8% Notes contains certain covenants including limitations on the incurrence of additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense.

NOTE 4 - SHAREHOLDERS' EQUITY:

               Weighted average shares used to compute per share amounts for the three month period ended June 30, 1996 and the six month periods ended June 30, 1997 and 1996 do not include common stock equivalents because their effect would be anti-dilutive. In addition, fully diluted earnings per share reflecting the effect of the 8% Notes and the Series C 10% Senior Subordinated Convertible Notes is not presented because the effect would also be anti-dilutive.

NOTE 5 - ACCOUNTING CHANGE:

               During 1996, the Company adopted a new method of accounting for pre-contract costs. These costs were previously deferred and recovered over the revenue streams from these customers. Beginning January 1, 1996, the Company expenses these costs as they are incurred.


NOTE 6 - NEW ACCOUNTING STANDARDS:


               In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which is effective for both interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of this standard will have a significant effect on previously reported per share data. FASB also recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. This standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. The "Disclosure about Segments of an Enterprise and Related Information" standard is also effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact these standards will have on its financial statements.

                                  SIMULA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

               The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six months ended June 30, 1997 compared to the same periods of the prior year. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

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

                                  SIMULA, INC.



RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 Compared to 1996

               Revenue for the three months ended June 30, 1997 increased 2% to $20.1 million from $19.6 million for the comparable period in 1996. Revenue for the six months ended June 30, 1997 increased 4% to $37.9 million from $36.4 million for the comparable period in 1996. Revenue for the three and six months ended June 30, 1996 included approximately $4.6 million in incremental revenue from an armor contract which represented non-recurring business. Excluding this contract from the 1996 periods, revenues increased 33% and 19% for the three and six month periods ended June 30, 1997, respectively, versus the comparable periods in 1996. These increases are primarily due to increased sales of the 16g Seat and the ITS and increased contract revenue for rail and mass transit.

               Gross margin for the three months ended June 30, 1997 increased 55% to $6.4 million from $4.1 million for the comparable period in 1996. For the six months ended June 30, 1997, gross margin increased 34% to $11.5 million from $8.6 million. The increase in gross margin was primarily due to the reduction in pre-contract and start-up costs. As a percent of sales, gross margin for the three months ended June 30, 1997 increased to 32% from 21%, and for the six months ended June 30, 1997 increased to 30% from 24%, for the comparable periods in 1996. The increase in gross margin percentage was due to the increased sales volume of the 16g Seat and the ITS and the reduction in pre-contract costs and start-up costs. Revenue from the 16g Seat and ITS is now available to cover certain fixed manufacturing costs.

               Administrative expenses for the three months ended June 30, 1997 increased 21% to $5.1 million from $4.2 million for the comparable period in 1996. Administrative expenses for the six months ended June 30, 1997 increased 25% to $10.1 million from $8.1 million for the comparable period in 1996. This increase was attributable to the expansion of the corporate and sales infrastructure related to the commercial introduction of the Company's technologies, principally the 16g Seat and certain commercial helicopter seat programs, and increased Government and Defense and new technology bid and proposal costs.

               Interest expense for the three months ended June 30, 1997 increased 219% to $1.5 million from approximately $460,000 for the comparable period in 1996. Interest expense for the six months ended June 30, 1997 increased 205% to $2.4 million from approximately $800,000 for the comparable period in 1996. These increases were due to increased borrowings on the Company's bank credit facilities, the issuance of $34.5 million of the 8% Senior Subordinated Convertible Notes (the "8% Notes") in April 1997 and the issuance of $14.3 million of the Series C 10% Senior Subordinated Convertible Notes in September 1996. These borrowings were made to fund its growth in working capital and fixed assets necessary to support the anticipated growth in revenues for 1997 and subsequent years. The Company's revolving line of credit was repaid with the proceeds from the issuance of the 8% Notes and has no outstanding balance at June 30, 1997.

               Interest income for the three and six months ended June 30, 1997, was approximately $174,000. This income results from the investment by the Company of the excess proceeds received upon the issuance of the 8% Notes. These excess proceeds have been invested in high quality government and short-term investment grade, interest bearing securities.

               The effective income tax rate for the three and six month periods ended June 30, 1997 and 1996 approximated the Company's combined statutory rate of 40%.

                                  SIMULA, INC.



LIQUIDITY AND CAPITAL RESOURCES

               The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $3.2 million for the six months ended June 30, 1997, principally due to certain rail programs initiated in the first six months of 1997 and trade receivables from 16g Seat customers.

               Operating activities required the use of $7.6 million of cash during the six months ended June 30, 1997, compared to the use of $8.1 million of cash during the same period in 1996. Cash used by operating activities in 1997 was primarily used to fund an increase in inventories of $8.1 million and the increase in contract and trade receivables noted above. The increase in inventories was primarily related to the 16g Seat and ITS and represents the buildup necessary to support anticipated future deliveries. This buildup includes increases in purchased components to be used in the assembly process, raw materials to be used in the manufacture of 16g Seat components by Coach and Car and composite seat backs produced by the Company's subsidiary, Viatech.

               Investing activities required the use of $4.6 million of cash during the six months ended June 30, 1997 primarily for the purchase of manufacturing equipment for the ITS to be located at the Company's operation in the United Kingdom. In addition, the Company acquired tooling fixtures for future rail programs and certain enhancements to its 16g Seat machining cell at Coach and Car.

               Financing activities provided $24.1 million of cash during the six months ended June 30, 1997 principally from approximately $31.2 million in net proceeds received from the issuance of the 8% Notes offset by the net repayment of $6.9 million under the Company's revolving line of credit.

               During the second quarter of 1997, the Company completed the public offering of $34.5 million of the 8% Notes. The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of the Company's common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at the Company's option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date. However, on or after May 1, 1999 and prior to April 30, 2000, the 8% Notes will not be redeemable unless the closing price of the Company's common stock has equaled or exceeded $23.625 for 20 trading days within a period of 30 consecutive trading days. The indenture relating to the 8% Notes contains certain covenants including limitations on the incurrence of additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense.

               Included in current portion of long-term debt is a mortgage of $2.6 million on one of the Company's facilities that is due in March 1998. The Company is currently pursuing various alternatives for this property and believes it will be able to repay or refinance the mortgage on a long-term basis prior to its maturity.

               The Company believes it has sufficient manufacturing capacity in place at June 30, 1997 to meet its foreseeable delivery requirements. The Company anticipates cash on hand, cash provided by operating activities once the 16g Seat and ITS reach full scale production and the availability under its bank credit facilities will be sufficient to meet its current and foreseeable working capital requirements. The Company may, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of additional capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's technologies and products.

                                  SIMULA, INC.




INFLATION

               The Company does not believe that it is significantly impacted by inflation.

RESEARCH AND DEVELOPMENT

               The Company's research and development occurs under fixed-price, government-funded contracts and Company-sponsored efforts. Historically, research and development efforts have fluctuated based upon available government-funded contracts and available Company funding. The Company anticipates that future fluctuations may also occur as a result of efforts to expand its inflatable restraint, commercial airliner and helicopter seating, and rail seating technologies.

SEASONALITY

               As the Company has diversified its operations into new commercial products, the impact of seasonal variations in deliveries by suppliers which have historically resulted in higher revenue in the fourth quarter and lower revenue in the first quarter has diminished. The Company does not believe that it is currently significantly impacted by seasonal factors.

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

               Commencing in fiscal 1997, the Company entered large scale production of the ITS and 16g Seat. The Company expects that in late 1997 and in 1998, it will begin to realize significant revenues from the introduction of these products. During this period, the other core businesses of the Company are expected to remain at current revenue levels.

               Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows, many of which are beyond the control of the Company. The factors include the availability and utilization of manufacturing capacity; fluctuations in manufacturing yield; the availability and cost of raw materials, equipment, and other supplies; the Company's ability to design and introduce new products on a timely basis; market acceptance and demand of both the Company's and its customers' products; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonality; levels of accounts receivable; changes in product mix; product performance and reliability; product obsolescence; the cyclical nature of the airline, rail and automobile industries and other markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company. The Company's products are incorporated into a variety of transportation vehicles. A slowdown in demand for new transportation vehicles or modifications services to transportation vehicles as a result of economic or other conditions in the United States or worldwide markets served by the Company and its customers or other broad-based factors could adversely affect the Company's operating results or financial condition.

                                  SIMULA, INC.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Company's Annual Meeting of Shareholders was held on June 12, 1997. Proxies were solicited for votes on matters proposed at such meeting pursuant to Section 14 of the Securities Exchange Act of 1934. The Company's Proxy Statement for the Annual Meeting was filed with the Securities and Exchange Commission on April 23, 1997. April 11, 1997 was fixed as the record date for voting on matters presented at the Annual Meeting. As of such date, 9,022,348 shares of Common Stock were outstanding and eligible to be voted.

               The first matter submitted for Shareholder vote was the election of directors. 9,022,348 shares were eligible to be voted on the matter and 4,511,175 shares constituted a quorum for voting purposes. Votes for individual directors were tabulated as follows:


       Name               Votes For       Votes Withheld
-------------------      -------------    -------------
Stanley P. Desjardins     8,544,523         250,276
Donald W. Townsend        8,547,898         246,901
Bradley P. Forst          8,547,898         246,901
Sean K. Nolen             8,547,598         247,201
James C. Withers          8,547,598         247,201
Robert D. Olliver         8,547,698         247,101
Scott E. Miller           8,547,598         247,201
John M. Leinonen          8,544,948         249,851


               The second matter submitted for vote was the ratification of the selection of Deloitte & Touche, LLP as the independent public accountants for the Company's fiscal year 1997. 9,022,348 shares were eligible to be voted on the matter and 4,511,175 shares constituted a quorum for voting purposes. Votes as tabulated for such matter were 8,717,795 for, 49,586 against, and 27,418 abstaining.

               The third matter submitted for vote was the amendment of the Company's 1994 Stock Option Plan. Excluding 3,082,536 broker non-votes, the total number of shares eligible to vote on the matter was 5,939,812. Accordingly, under Arizona law, 2,969,907 shares constituted a quorum. Voting as tabulated for this matter were 4,987,535 for, 661,586 against, and 63,142 abstaining.

               No other matters were voted upon at the meeting.

ITEM 5.  OTHER - RECENT OFFERING OF SENIOR SUBORDINATED CONVERTIBLE NOTES.

               During the second quarter of 1997, the Company completed the public offering of $34.5 million of its 8% Senior Subordinated Convertible Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of the Company's common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at the Company's option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date. However, on or after May 1, 1999 and prior to April 30, 2000, the 8% Notes will not be redeemable unless the closing price of the Company's common stock has equaled or exceeded $23.625 for 20 trading days within a period of 30 consecutive trading days. The indenture relating to the 8% Notes contains certain covenants including limitations on the incurrence of additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense.

                                  SIMULA, INC.


ITEM 6.  EXHIBITS AND REPORTS.

(a)  The following Exhibits are included pursuant to Item 601 of Regulation S-K.

     NO.                                               DESCRIPTION                                                         REFERENCE
     ---                                               -----------                                                         ---------

     3.1         Articles of Incorporation of Simula, Inc., as amended and restated...................................         (9)
     3.2         Bylaws of Simula, Inc., as amended and restated......................................................         (1)
     4.2         Indenture dated December 17, 1993 (including cross-reference sheet to Trust Indenture Act),
                    as amended........................................................................................         (3)
     4.5         Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
                    the Registrant's issuance of Series C 10% Senior Subordinated Convertible Notes...................        (12)
     4.6         Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of
                    Simula, Inc. dated December 17, 1993..............................................................        (11)
     4.7         Indenture dated April 1, 1997, in connection with the issuance of the 8% Senior Subordinated
                    Convertible Notes due May 1, 2004                                                                         (12)
    10.8         Employment Agreement between Registrant and Stanley P. Desjardins....................................         (1)
    10.9         Employment Agreement between Registrant and Donald W. Townsend.......................................         (1)
    10.11        1992 Stock Option Plan...............................................................................         (1)
    10.12        1992 Restricted Stock Plan...........................................................................         (1)
    10.15        Asset Purchase Agreement dated August 2, 1993 between Simula, Inc. and
                    Airline Interiors, Inc. ..........................................................................         (2)
    10.16        Asset Purchase Agreement dated June 14, 1994, among Simula, Inc., CCEC Acquisition
                   Corp. and Coach and Car Equipment Corporation......................................................         (4)
    10.18        Asset Purchase Agreement dated September 30, 1994, among Simula, Inc., Artcraft
                    Acquisition Corp., and Artcraft Industries Corp...................................................         (5)
    10.21        1994 Stock Option Plan...............................................................................         (6)
    10.22        Agreements dated January 27, 1995 with Autoliv AB, including license agreement, frame
                    supply agreement and joint development agreement..................................................         (7)
    10.23        Agreement with Jetstream Aircraft Limited............................................................         (7)
    10.24        Amended Loan Agreement with Wells Fargo Bank, N.A. dated December 20, 1996...........................        (11)
    10.25        Asset Purchase Agreement dated November 1, 1995, between Comfab, Inc. and Stanley P.
                    Desjardins, d/b/a Desjardins Engineering; Services Agreement dated November 1, 1995, between Simula, Inc. and Comfab, Inc.; Promissory Note of Stanley P. Desjardins, d/b/a
                    Desjardins Engineering, dated November 1, 1995, for the purchase price of Comfab, Inc. ...........         (8)
    10.26        Simula, Inc. Employee Stock Purchase Plan............................................................         (9)
    10.27        Promissory Note representing $650,000 loan from Stanley P. Desjardins dated August 12,
                    1996..............................................................................................        (12)
    10.28        Promissory Note representing $1,000,000 loan from Stanley P. Desjardins dated August 14,
                    1996..............................................................................................        (12)
    10.29        Form of Change of Control Agreements Between the Company and Key Management
                    Personnel.........................................................................................        (11)
   *11.          Earnings Per Share
    18.          Preference Letter re: change in accounting principles................................................        (10)
   +24.          Powers of Attorney - Directors.......................................................................        (11)
   *27.          Financial Data Schedule

----------

* Filed herewith.

+ Power of Attorney for John M. Leinonen, elected to the Company's Board of
  Directors for the first time on June 12, 1997 is filed herewith; all other Powers of Attorney for Directors were filed as referenced.

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

                                  SIMULA, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SIMULA, INC.



DATE: August 13, 1997                               /s/  Donald W. Townsend
     ----------------                               ------------------------
                                                    DONALD W. TOWNSEND
                                                    President
                                                    Chief Operating Officer


                                                    /s/  Sean K. Nolen
                                                    -------------------------
                                                    SEAN K. NOLEN
                                                    Vice President of Finance
                                                    Chief Financial Officer