Form 10-Q
period 1997-09-30
SIMULA INC
filed 1997-11-14
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________


      Commission file number 1-12410


                                  SIMULA, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           ARIZONA                                            86-0320129
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

2700 N. CENTRAL AVENUE, SUITE 1000, PHOENIX, ARIZONA             85004
     (Address of Principal Executive Offices)                  (Zip Code)

                                 (602) 631-4005
              (Registrant's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

                 Yes /X/     No / /

(2)   has been subject to such filing requirements for the past 90 days.

                 Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
                 Class                            September 30, 1997
       ____________________________              ____________________
       Common Stock, $.01 par value               9,849,007


                                  SIMULA, INC.


                                     INDEX

PART I - FINANCIAL INFORMATION


                                                                              PAGE
                                                                              ----
Item 1 - Financial Statements

         Consolidated Balance Sheets
              September 30, 1997 and December 31, 1996 ..................     2

         Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 1997 and 1996 ...     3

         Consolidated Statement of Shareholders' Equity
              Nine Months Ended September 30, 1997 ......................     4

         Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1997 and 1996 .............     5 - 6

         Notes to Interim Consolidated Financial Statements .............     7 - 8

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition .............     9 - 12


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ..............................................     13

Item 5 - Other - Recent Events ..........................................     13

Item 6 - Exhibits and Reports ...........................................     14 - 15

SIGNATURE ...............................................................     16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30,             DECEMBER 31,
                                                                                    1997                     1996
                                                                                -------------             ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $   7,553,228             $  1,298,741
     Contract and trade receivables  - Net                                         31,391,477               25,016,156
     Inventories                                                                   26,463,292               15,644,157
     Income taxes receivable                                                          153,147                1,089,564
     Deferred income taxes                                                          3,763,000                3,763,000
     Prepaid expenses and other                                                     1,095,697                1,050,215
                                                                                -------------             ------------

          Total current assets                                                     70,419,841               47,861,833

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                               27,120,614               23,356,025
DEFERRED INCOME TAXES                                                               3,738,000                1,782,000
DEFERRED FINANCING COSTS                                                            3,268,780                  928,728
INTANGIBLES - Net                                                                  10,555,578               10,964,139
OTHER ASSETS                                                                        1,657,907                1,647,537
                                                                                -------------             ------------

          TOTAL                                                                 $ 116,760,720             $ 86,540,262
                                                                                =============             ============


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Revolving line of credit                                                                             $  6,900,000
     Trade accounts payable                                                     $  11,686,179                9,200,214
     Other accrued liabilities                                                      5,565,961                4,019,534
     Current portion of long-term debt                                              4,385,131                4,536,508
                                                                                -------------             ------------

          Total current liabilities                                                21,637,271               24,656,256

LONG-TERM DEBT - Less current portion                                              49,412,149               24,696,509
                                                                                -------------             ------------

          Total liabilities                                                        71,049,420               49,352,765
                                                                                -------------             ------------

SHAREHOLDERS' EQUITY
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value - authorized 50,000,000
         shares; issued 9,849,007 (1997) and 8,992,598 (1996) shares                   98,490                   89,926
     Additional paid-in capital                                                    50,662,353               39,031,453
     Retained deficit                                                              (4,899,142)              (1,966,296)
     Currency translation adjustment                                                 (150,401)                  32,414
                                                                                -------------             ------------

          Total shareholders' equity                                               45,711,300               37,187,497
                                                                                -------------             ------------

          TOTAL                                                                 $ 116,760,720             $ 86,540,262
                                                                                =============             ============

See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------         ---------------------------------
                                                       1997                 1996                 1997                 1996
                                                   ------------         ------------         ------------         ------------
REVENUE                                            $ 23,642,745         $ 12,914,643         $ 61,533,933         $ 49,272,985

COST OF  REVENUE                                     20,255,231           10,765,168           46,683,277           38,560,137
                                                   ------------         ------------         ------------         ------------

GROSS MARGIN                                          3,387,514            2,149,475           14,850,656           10,712,848

ADMINISTRATIVE EXPENSES                               5,825,363            4,920,884           15,959,322           12,997,502
                                                   ------------         ------------         ------------         ------------

OPERATING LOSS                                       (2,437,849)          (2,771,409)          (1,108,666)          (2,284,654)

INTEREST EXPENSE                                     (1,640,336)            (685,083)          (4,055,682)          (1,476,334)

INTEREST INCOME                                         102,175                                   275,502
                                                   ------------         ------------         ------------         ------------

LOSS BEFORE TAXES                                    (3,976,010)          (3,456,492)          (4,888,846)          (3,760,988)

INCOME TAX BENEFIT                                    1,591,000            1,369,000            1,956,000            1,490,000
                                                   ------------         ------------         ------------         ------------

LOSS BEFORE CUMULATIVE EFFECT OF A
     CHANGE IN ACCOUNTING PRINCIPLE                  (2,385,010)          (2,087,492)          (2,932,846)          (2,270,988)

CUMULATIVE EFFECT ON PRIOR YEARS (TO
     DECEMBER 31, 1995) OF CHANGING
     ACCOUNTING FOR PRE-CONTRACT COSTS                                                                              (3,239,948)
                                                   ------------         ------------         ------------         ------------

NET LOSS                                           ($ 2,385,010)        ($ 2,087,492)        ($ 2,932,846)        ($ 5,510,936)
                                                   ============         ============         ============         ============
Per share amounts:
     Loss before cumulative effect of a
          change in accounting principle           ($      0.26)        ($      0.23)        ($      0.32)        ($      0.26)

     Cumulative effect on prior years (to
          December 31, 1995) of changing
          accounting for pre-contract costs                                                                       ($      0.36)
                                                   ------------         ------------         ------------         ------------
     Net loss                                      ($      0.26)        ($      0.23)        ($      0.32)        ($      0.62)
                                                   ============         ============         ============         ============

Weighted average shares outstanding                   9,265,429            8,972,221            9,099,186            8,935,259
                                                   ============         ============         ============         ============


See notes to interim consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

----------------------------------------------------------------------------------------------------------------------------------

                                             Common Stock               Additional                     Currency           Total
                                      ---------------------------        Paid-in        Retained      Translation      Shareholders'
                                        Shares           Amount          Capital         Deficit       Adjustment         Equity
                                      ----------      -----------      -----------     -----------      ---------      -----------
BALANCE, JANUARY 1, 1997               8,992,598      $    89,926      $39,031,453     ($1,966,296)     $  32,414      $37,187,497

Net loss                                                                                (2,932,846)                     (2,932,846)

Issuance of common shares                176,776            1,768        2,044,655                                       2,046,423

Conversion of Series C 10% Senior
   Subordinated Convertible Notes        679,633            6,796        9,586,245                                       9,593,041

Currency translation adjustment                                                                          (182,815)        (182,815)
                                      ----------      -----------      -----------     -----------      ---------      -----------

BALANCE, SEPTEMBER 30, 1997            9,849,007      $    98,490      $50,662,353     $(4,899,142)     $(150,401)     $45,711,300
                                      ==========      ===========      ===========     ===========      =========      ===========


See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------------
                                                                         1997                     1996
                                                                     ------------             ------------
OPERATING ACTIVITIES:
     Net loss                                                        ($ 2,932,846)            ($ 5,510,936)
     Adjustment to reconcile net loss to net cash used by
          operating activities:
          Depreciation and amortization                                 3,355,699                2,232,454
          Deferred income taxes                                        (1,956,000)
          Currency translation adjustment                                (182,815)
          Cumulative effect of change in accounting                                              5,399,948
     Changes in net assets and liabilities:
          Contract and trade receivables - net                         (6,375,321)              (2,489,119)
          Inventories                                                 (10,819,135)              (7,742,511)
          Income taxes receivable                                         936,417               (4,056,440)
          Prepaid expenses and other                                      (45,482)                 (35,582)
          Other assets                                                    (10,370)                 222,761
          Trade accounts payable                                        2,485,965                 (543,520)
          Other accrued liabilities                                     2,021,975                1,333,737
                                                                     ------------             ------------

     Net cash used by operating activities                            (13,521,913)             (11,189,208)
                                                                     ------------             ------------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                (5,909,810)              (6,166,684)
     Costs incurred to obtain intangibles                                (255,427)                (444,325)
                                                                     ------------             ------------

     Net cash used in investing activities                             (6,165,237)              (6,611,009)
                                                                     ------------             ------------

FINANCING ACTIVITIES:
     Net (repayments) borrowings under line of credit                  (6,900,000)               2,350,000
     Issuance of 8% Notes - net of expenses                            31,186,126
     Issuance of 10% Notes - net of expenses                                                    13,656,500
     Borrowings under other debt arrangements                           1,008,511                2,676,445
     Principal payments under other debt arrangements                  (1,399,423)              (1,187,324)
     Issuance of common shares                                          2,046,423                  828,139
                                                                     ------------             ------------

     Net cash provided by financing activities                         25,941,637               18,323,760
                                                                     ------------             ------------

NET INCREASE IN CASH                                                    6,254,487                  523,543

CASH, BEGINNING OF PERIOD                                               1,298,741                3,175,172
                                                                     ------------             ------------

CASH, END OF PERIOD                                                  $  7,553,228             $  3,698,715
                                                                     ============             ============


See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ------------------------------
                                                                                  1997                 1996
                                                                               ----------            --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Taxes paid                                                                $  125,900            $287,575
                                                                               ==========            ========

     Interest paid                                                             $2,806,141            $830,267
                                                                               ==========            ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:

     Conversion of notes:
          Conversion of $9,550,000 Series C 10% Senior Subordinated
            Convertible Notes and accrued interest of $475,548 less
            deferred note issuance costs of
            $432,507 for 679,633 shares of common stock                        $9,593,041
                                                                               ==========


See notes to interim consolidated financial statements.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

      The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - INVENTORIES:

      At September 30, 1997 and December 31, 1996, inventories consisted of the following.

                                        SEPTEMBER 30,          DECEMBER 31,
                                            1997                   1996
                                        -----------            -----------
      Raw materials                     $15,882,633            $ 4,959,810
      Work in process                     9,696,791              9,822,859
      Finished goods                        883,868                861,488
                                        -----------            -----------
           Total inventories            $26,463,292            $15,644,157
                                        ===========            ===========

NOTE 3 - DEBT:

      During the third quarter of 1997, $9,550,000 of the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") and $475,548 of accrued interest were converted into 679,633 shares of the Company's common stock. As of September 30, 1997, $4,750,000 of the 10% Notes remained outstanding. These remaining 10% Notes are convertible into approximately 280,000 shares of the Company's common stock.

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

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITIONS - PENDING ARBITRATION:

      During 1995, the Company adjusted the original purchase allocation of its acquisition of Coach and Car resulting in a net increase in accrued liabilities and advances on contracts and a decrease in debt owed to seller of $1.4 million. The Coach and Car Asset Purchase Agreement ("Agreement") provided to the Company the right of offset against the purchase price for any losses resulting from the failure of the seller to specifically disclose a liability. The Company has asserted an offset for an undisclosed indemnifiable liability up to the limit allowed under the Agreement. The Company has continued to make all required payments pursuant to the terms of the seller carryback note payable into an escrow account or to the seller as required by the Agreement. As of September 30, 1997, these payments made totaled approximately $1.2 million. This amount is included in other assets because the Company believes that the possibility is remote that the seller will overturn the offset and believes that it is probable the funds will be returned to the Company. The Agreement provides for binding arbitration to settle disputes. The formal arbitration hearing was completed on November 12, 1997 and the Company anticipates a final ruling by the arbitration panel in December 1997.

NOTE 5 - SHAREHOLDERS' EQUITY:

      Weighted average shares used to compute per share amounts for the three and the nine month periods ended September 30, 1997 and 1996 do not include common stock equivalents because their effect would be anti-dilutive. In addition, fully diluted earnings per share reflecting the effect of the 8% Notes and the 10% Notes is not presented because the effect would also be anti-dilutive.

      Assuming the conversion of the $9,550,000 of the 10% Notes occurred at the beginning of the respective 1997 periods presented, supplementary loss per share amounts would be ($.23) and ($.25) for the three and nine month periods ended September 30, 1997, respectively.

NOTE 6 - ACCOUNTING CHANGE:

      During 1996, the Company adopted a new method of accounting for pre-contract costs. These costs were previously deferred and recovered over the revenue streams from these customers. Beginning January 1, 1996, the Company expenses these costs as they are incurred.

NOTE 7 - NEW ACCOUNTING STANDARDS:

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which is effective for both interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of this standard will have a significant effect on previously reported per share data.

      The FASB also recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. This standard changes the reporting of certain items currently reported in the equity section of the balance sheet. The "Disclosure about Segments of an Enterprise and Related Information" standard is also effective for fiscal years beginning after December 15, 1997. This standard requires public companies to report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographical areas and major customers. The Company is currently evaluating what impact these two standards will have on its financial statements.

                                  SIMULA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

      The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine month periods ended September 30, 1997 compared to the same periods of the prior year. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

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

      In 1993, management made a strategic decision to enter the commercial aircraft seating market to bring its proprietary energy-absorbing technologies to a new industry and take advantage of positive industry trends. To implement its decision, the Company completed three acquisitions that allowed it to develop the necessary infrastructure to support future growth. In August 1993, the Company acquired Airline Interiors, Inc. (the "Airline Acquisition"), which was primarily involved with the refurbishment, reupholstery, reconditioning and reconfiguring of existing passenger seats. The Airline Acquisition provided certain FAA certifications, enhanced the Company's management team and customer base, and provided substantial assembly capacity. During 1994, the Company acquired Coach and Car Equipment Corporation ("Coach and Car") and Artcraft Industries Corp. ("Artcraft"). The acquisitions of Coach and Car and Artcraft are collectively referred to as the 1994 Acquisitions. Coach and Car and Artcraft's existing operations included providing a majority of all manufacturing and refurbishment of rail and mass transit seating systems in North America. The 1994 Acquisitions also provided the Company with substantial large-scale manufacturing capacity and synergies, which are being utilized in the production of its 16g seat (the "16g Seat") for commercial airliners.

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

      The Company is a holding company for wholly owned subsidiaries, including Simula Government Products, Inc., the principal entity conducting the Company's "Government and Defense" business, Simula Transportation Equipment Corporation ("SimTec" - formerly known as Intaero), an entity conducting the Company's commercial seating businesses, and Simula Automotive Safety Devices, Inc. ("Simula ASD") which conducts substantially all of the Company's operations encompassing inflatable restraints for automobiles including the Inflatable Tubular Structure (the "ITS"). In addition, the Company maintains general corporate operations and subsidiaries engaged in technology development.

                                  SIMULA, INC.


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 Compared to 1996

      Revenue for the three months ended September 30, 1997 increased 83% to $23.6 million from $12.9 million for the comparable period in 1996. Revenue for the nine months ended September 30, 1997 increased 25% to $61.5 million from $49.3 million for the comparable period in 1996. These increases are due to increased sales of the 16g Seat and the ITS. Revenue for the nine month period ended September 30, 1996 included approximately $4.6 million in incremental revenue from a government armor contract which represented non-recurring business. Excluding this contract from the nine month period ended September 30, 1996, revenues increased 38% for the 1997 period versus the 1996 period.

      Gross margin for the three months ended September 30, 1997 increased 58% to $3.4 million from $2.1 million for the comparable period in 1996. For the nine months ended September 30, 1997, gross margin increased 39% to $14.9 million from $10.7 million. The increases in gross margin were due to the increase in revenue noted above. As a percent of sales, gross margin for the three months ended September 30, 1997 decreased to 14% from 17% for the comparable period in 1996. For the nine months ended September 30, 1997, gross margin as a percent of sales increased to 24% from 22% for the comparable period in 1996. Gross margins in 1997 were negatively impacted by cost inefficiencies resulting from the significant increase in 16g Seat deliveries. Production bottlenecks caused by parts shortages, overtime costs, learning costs related to adding a second production shift and other production related expenses for the Company's tourist class commercial airliner seats resulted in a reduction of gross margins. In addition, the initial production costs of the larger than expected volume for Company's new first class seat were higher than anticipated. Gross margins were also negatively impacted by an unanticipated delay in the commencement of higher margin production contracts for the government business. As a result of this delay, available production resources were shifted to development contracts which typically have low gross margins and precontract costs which are expensed.

      Administrative expenses for the three months ended September 30, 1997 increased 18% to $5.8 million from $4.9 million for the comparable period in 1996. Administrative expenses for the nine months ended September 30, 1997 increased 23% to $16.0 million from $13.0 million for the comparable period in 1996. These increases were primarily attributable to the expansion of the corporate and sales infrastructure related to the commercial introduction of the Company's technologies, principally the 16g Seat and certain commercial helicopter seat programs, and increased Government and Defense and new technology research, development, bid and proposal costs. The increased research and development expenses partially resulted from the delay in production contracts noted above as these production resources were assigned to available work.

      Interest expense for the three months ended September 30, 1997 increased 139% to $1.6 million from approximately $685,000 for the comparable period in 1996. Interest expense for the nine months ended September 30, 1997 increased 175% to $4.1 million from approximately $1.5 million for the comparable period in 1996. These increases were due to increased borrowings on the Company's bank credit facilities, the issuance of $34.5 million of the 8% Senior Subordinated Convertible Notes (the "8% Notes") in April 1997 and the issuance of $14.3 million of the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes) in September 1996. These borrowings were made to fund its growth in working capital and fixed assets necessary to support the anticipated growth in revenues for 1997 and subsequent years. During the third quarter of 1997, $9,550,000 of the 10% Notes and $475,548 of accrued interest were converted into 679,633 shares of the Company's common stock. Annual interest expense on the 10% Notes converted was approximately $1.1 million.

      Interest income for the three and nine months ended September 30, 1997, was approximately $102,000 and $276,000, respectively. This income results from the investment by the Company of the excess proceeds received upon the issuance of the 8% Notes. These excess proceeds have been invested in high quality government and short-term investment grade, interest bearing securities.

      The effective income tax rate for the three and nine month periods ended September 30, 1997 and 1996 approximated the Company's combined statutory rate of 40%.

                                  SIMULA, INC.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $6.4 million for the nine months ended September 30, 1997, due to trade receivables from 16g Seat and ITS customers and certain rail programs initiated in the first nine months of 1997.

      Operating activities required the use of $13.5 million of cash during the nine months ended September 30, 1997, compared to the use of $11.2 million of cash during the same period in 1996. Cash used by operating activities in 1997 was primarily used to fund an increase in inventories of $10.8 million and the increase in contract and trade receivables noted above. The increase in inventories was primarily related to the 16g Seat and ITS and represents the buildup necessary to support anticipated future deliveries. This buildup includes increases in purchased components to be used in the assembly process, raw materials to be used in the manufacture of 16g Seat components by Coach and Car and composite seat backs produced by the Company's subsidiary, Viatech.

      Investing activities required the use of $6.2 million of cash during the nine months ended September 30, 1997 primarily for the purchase of manufacturing equipment for the ITS located at the Company's operation in the United Kingdom. In addition, the Company acquired computer hardware and software for system upgrades throughout all of its subsidiaries and tooling fixtures for future rail programs and certain enhancements to its 16g Seat machining cell at Coach and Car.

      Financing activities provided $25.9 million of cash during the nine months ended September 30, 1997 principally from approximately $31.2 million in net proceeds received from the issuance of the 8% Notes and $2.0 million in proceeds from the issuance of common stock for option exercises offset by the net repayment of $6.9 million under the Company's revolving line of credit. The Company's $20 million revolving line of credit has no outstanding balance at September 30, 1997.

      During the third quarter of 1997, $9,550,000 of the 10% Notes and $475,548 of accrued interest were converted into 679,633 shares of the Company's common stock. As of September 30, 1997, $4,750,000 of the 10% Notes remained outstanding. These remaining 10% Notes are convertible into approximately 280,000 shares of the Company's common stock.

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

      Included in current portion of long-term debt is a mortgage of $2.5 million on one of the Company's facilities that is due in March 1998. The Company is currently pursuing various alternatives for this property and believes it will be able to repay or refinance the mortgage on a long-term basis prior to its maturity.

                                  SIMULA, INC.


      The Company believes it has sufficient manufacturing capacity in place at September 30, 1997 to meet its foreseeable delivery requirements. The Company anticipates cash on hand, cash provided by operating activities once the 16g Seat and ITS reach full scale production and the availability under its bank credit facilities will be sufficient to meet its current and foreseeable working capital requirements. The Company may, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of additional capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's technologies and products.

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

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

      Commencing in fiscal 1997, the Company entered large scale production of the ITS and 16g Seat. The Company began to realize significant revenues from the introduction of these products in 1997 and anticipates continued growth in 1998. During this period, the other core businesses of the Company are expected to remain at current revenue levels. The Company's current focus is on controlling costs and eliminating inefficiencies resulting from the faster than anticipated rate of growth in its new product lines, principally the 16g Seat.

      Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows, many of which are beyond the control of the Company. The factors include manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base; contract mix and shifting production and delivery schedules among the Company's three business segments; amount of resources committed to independent research and development from time to time; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonality; the cyclical nature of the airline, rail and automobile industries and other markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company. The Company's products are incorporated into a variety of transportation vehicles. A slowdown in demand for new transportation vehicles or modifications services to transportation vehicles as a result of economic or other conditions in the United States or worldwide markets served by the Company and its customers or other broad-based factors could adversely affect the Company's operating results or financial condition.

                                  SIMULA, INC.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      As previously reported, during 1995, the Company adjusted the original purchase allocation of its acquisition of Coach and Car resulting in a net increase in accrued liabilities and advances on contracts and a decrease in debt owed to seller of $1.4 million. The Coach and Car Asset Purchase Agreement ("Agreement") provided to the Company the right of offset against the purchase price for any losses resulting from the failure of the seller to specifically disclose a liability. The Company has asserted an offset for an undisclosed indemnifiable liability up to the limit allowed under the Agreement. The Company has continued to make all required payments pursuant to the terms of the seller carryback note payable into an escrow account or to the seller as required by the Agreement. As of September 30, 1997, these payments made totaled approximately $1.2 million. This amount is included in other assets because the Company believes that the possibility is remote that the seller will overturn the offset and believes that it is probable the funds will be returned to the Company. The Agreement provides for binding arbitration to settle disputes. The formal arbitration hearing was completed on November 12, 1997 and the Company anticipates a final ruling by the arbitration panel in December 1997.


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

ITEM 6.  EXHIBITS AND REPORTS.

(a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.

  NO.                                               DESCRIPTION                                            REFERENCE
  ---                                               -----------                                            ---------
   3.1     Articles of Incorporation of Simula, Inc., as amended and restated..........................       (9)
   3.2     Bylaws of Simula, Inc., as amended and restated.............................................       (1)
   4.2     Indenture dated December 17, 1993 (including cross-reference sheet to Trust Indenture Act),
              as amended...............................................................................       (3)
   4.5     Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
              the Registrant's issuance of Series C 10% Senior Subordinated Convertible Notes..........      (12)
   4.6     Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of
              Simula, Inc. dated December 17, 1993.....................................................      (11)
   4.7     Indenture dated April 1, 1997, in connection with the issuance of the 8% Senior Subordinated
              Convertible Notes due May 1, 2004                                                              (12)
  10.8     Employment Agreement between Registrant and Stanley P. Desjardins...........................       (1)
  10.9     Employment Agreement between Registrant and Donald W. Townsend..............................       (1)
  10.11    1992 Stock Option Plan......................................................................       (1)
  10.12    1992 Restricted Stock Plan..................................................................       (1)
  10.15    Asset Purchase Agreement dated August 2, 1993 between Simula, Inc. and
              Airline Interiors, Inc. .................................................................       (2)
  10.16    Asset Purchase Agreement dated June 14, 1994, among Simula, Inc., CCEC Acquisition
             Corp. and Coach and Car Equipment Corporation.............................................       (4)
  10.18    Asset Purchase Agreement dated September 30, 1994, among Simula, Inc., Artcraft
              Acquisition Corp., and Artcraft Industries Corp..........................................       (5)
  10.21    1994 Stock Option Plan......................................................................       (6)
  10.22    Agreements dated January 27, 1995 with Autoliv AB, including license agreement, frame
              supply agreement and joint development agreement.........................................       (7)
  10.23    Agreement with Jetstream Aircraft Limited...................................................       (7)
  10.24    Amended Loan Agreement with Wells Fargo Bank, N.A. dated December 20, 1996.................       (11)
  10.25    Asset Purchase Agreement dated November 1, 1995, between Comfab, Inc. and Stanley P.
              Desjardins, d/b/a Desjardins Engineering; Services Agreement dated November 1, 1995, between Simula, Inc. and Comfab, Inc.; Promissory Note of Stanley P. Desjardins, d/b/a
              Desjardins Engineering, dated November 1, 1995, for the purchase price of Comfab, Inc. .        (8)
  10.26    Simula, Inc. Employee Stock Purchase Plan...................................................       (9)
  10.27    Promissory Note representing $650,000 loan from Stanley P. Desjardins dated August 12,
              1996.....................................................................................      (12)
  10.28    Promissory Note representing $1,000,000 loan from Stanley P. Desjardins dated August 14,
              1996.....................................................................................      (12)
  10.29    Form of Change of Control Agreements Between the Company and Key Management
              Personnel................................................................................      (11)
 *11.      Earnings Per Share
  18.      Preference Letter re: change in accounting principles.......................................      (10)
 +24.      Powers of Attorney - Directors..............................................................      (11)
 *27.      Financial Data Schedule

* Filed herewith.

+ Power of Attorney for Fred J. Musone, elected to the Company's Board of Directors for the first time in August 1997, with term commencing October 1997, is filed herewith; Power of Attorney for John M. Leinonen was filed with the Company's report on Form 10-Q for the quarter ended June 30, 1997; all other Powers of Attorney for Directors were filed as referenced.

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

                                  SIMULA, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SIMULA, INC.



DATE:  November 14, 1997                       /s/  Donald W. Townsend
     ----------------------------              --------------------------------
                                                    DONALD W. TOWNSEND
                                                    President
                                                    Chief Operating Officer


                                               /s/  Sean K. Nolen
                                               --------------------------------
                                                    SEAN K. NOLEN
                                                    Vice President of Finance
                                                    Chief Financial Officer