Form 10-K405
period 1997-12-31
SIMULA INC
filed 1998-03-31
CIK 885080

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 1-12410


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                 ON WHICH REGISTERED
Common Stock, par value $.01 per share                  New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy incorporated by reference in Part III of this Form 10-K. [X]

         As of March 26, 1998, the number of shares of Common Stock outstanding was 9,851,832 and the aggregate market value of the Common Stock (based on the closing price as quoted on the New York Stock Exchange on that date) held by non-affiliates of Registrant was $100,582,476.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with its Annual Meeting of Shareholders to be held June 10, 1998 are incorporated by reference in Part III of this report.

                                     PART I

FORWARD-LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report on Form 10-K may be estimates or constitute forward-looking statements that describe matters that involve risks and uncertainties which could cause the Company's actual results to differ materially from those discussed herein. Estimates are based on reliable information and past experience. However, forward-looking information and operating results are affected by a wide variety of factors, many of which are beyond the control of the Company. The factors include, but are not limited to, the levels of orders which are received and can be shipped in a quarter; whether and when order options are exercised; customer order patterns and seasonality; contract mix among the Company's three business segments and shifting production and delivery schedules; manufacturing capacity and yield, costs of labor, raw materials, supplies and equipment; reliability of vendor base; amount of resources committed to research and development from time to time; technological changes; competition and competitive pressures on pricing; fluctuation of foreign currency rates; levels of government and defense spending; economic trends in the airline and automobile business; and economic conditions in the United States and worldwide. Readers are cautioned not to place undue reliance on the Company's forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

ITEM 1.       BUSINESS

OVERVIEW

         Simula, Inc. was incorporated in July 1975 under the laws of the State of Arizona. As used herein, the terms "Company" or "Simula" refer collectively to Simula, Inc. and its consolidated subsidiaries.

         Simula, Inc. is an acknowledged world leader in providing crash resistant and energy absorption technologies that safeguard human lives. Simula invents, manufactures, and markets advanced occupant seating and restraint systems installed in air, ground, and sea transport vehicles for the military, commercial airline, rail, mass transit, and automotive industries. In its last five fiscal years, the Company has experienced substantial growth resulting from strategic acquisitions, wider application of technologies, and new product introductions.

OPERATING AND GROWTH STRATEGY

         The Company's strategy is to maintain its leading position in technologies that address safety problems and develop products for sale to a wide range of customers. The key elements in executing this strategy are to: (i) develop and utilize technology to enhance current products and create new products, (ii) monitor and influence regulatory requirements, (iii) expand and optimize manufacturing capabilities, and (iv) pursue additional growth through acquisitions and strategic alliances that complement existing operations.

OVERVIEW OF MARKETS AND INDUSTRIES

         The Company's business focuses on three primary market segments: (i) Commercial Transportation Seating, (ii) Government and Defense contracting, and
(iii) Automotive Safety Systems.

         COMMERCIAL TRANSPORTATION SEATING SEGMENT

         Through four of its operating subsidiaries, the Company manufactures commercial seating for airlines, rail, and other mass transit vehicles. The Company provides both new and refurbished seats.

         The worldwide aircraft seat market (including spare parts) is presently between $400-$500 million dollars annually. Approximately 10 companies worldwide supply aircraft seats, and three major competitors represent a collective 90% market share.

Simula entered the commercial airliner seating business in 1996. In 1997, the Company made a substantial investment in ramping up the sales and marketing infrastructure as well as production and assembly capabilities. The Company received $72 million in booked orders and options for new airliner seats during 1997. The Company's efforts represent the first successful entry into this market in 25 years. The Company's 1997 market share was approximately 5%.

         The three distribution channels for airliner seats include airframe manufacturers such as Boeing and Airbus; leasing companies (that purchase new or used aircraft and lease them to airlines); and airline companies including, domestic and foreign, regional, national and worldwide carriers. The Company has customers in each of these distribution channels and will continue to target all three categories of customers.

         According to industry reports, the prospects for growth in this segment of the Company's business are significant due to three factors:

                  Installed Base. At the end of 1995, the existing installed seat base included approximately 11,000 aircraft in service, most with in excess of 120 passenger placements. This base provides on-going revenues from replacements, upgrades and repairs. The total worldwide installed base represents up to approximately $3 billion dollars at replacement prices. This installed base, which is the largest source of business for seat makers, should generate continued retrofit, refurbishment and spare parts revenue in connection with deterioration of existing interiors.

                  Expanding Worldwide Fleet. Worldwide air traffic has grown every year since 1946 and is projected to grow at a compounded average rate of approximately 5% through 2015. According to Boeing, the worldwide fleet of commercial aircraft is expected to expand from 11,000 at the end of 1995 to approximately 16,000 by the end of 2005. Both Boeing and Airbus have projected significant growth in new airframe manufacturing through 2005. An expanding worldwide fleet should generate additional revenue from both new seat programs and an increase in the size of the installed base, which in turn should generate additional and continual retrofit and refurbishment.

                  Wide Body Aircraft Orders. The trend in the industry is for disproportionate growth in the wide body aircraft category. Wide body aircraft carry up to three times the number of seats as narrow body, and have multiple classes of services and configurations which increase the average revenue per seat. Further, video-on-demand systems are installed principally on wide body aircraft.

         Boeing states that there is currently insufficient seat manufacturing capacity in the world for the airframe deliveries scheduled over the next five years.

         In addition to market demand, the Company focuses on two other competitive advantages. First, the consolidation in the seat industry due to the merger of the two largest United States based suppliers has left domestic airframers interested in an alternative source of supply. The Company's entry has been timely in providing such an alternative source. Second, new public and regulatory attention to airline safety could allow the Company to benefit from the safety features offered in the Company's patented "load limiting-16G seat". Currently, there are no competitors offering comparable technology. Further, the FAA is examining retrofit rules which would apply certain safety criteria not solely to newly certificated aircraft, but also the entire existing fleet. If a retrofit rule were to be phased in, the market for airliner seating systems could expand significantly.

         The success of the new airliner seating business conducted by the Company's subsidiary, Airline Interiors, Inc., is highly dependent on support by another subsidiary, Coach and Car Equipment Corporation ("Coach and Car"), which serves as a modernized and high quality manufacturing center for seat parts, and a third subsidiary, Artcraft Industries Corp. ("Artcraft"), which provides soft goods including sewing and upholstery. Additionally, Coach and Car and Artcraft traditionally have been suppliers to the rail and mass transit seating markets and currently maintain an approximate 70% market share in this industry. Thus, in addition to their support of Airline Interiors, Coach and Car and Artcraft represent a significant economic opportunity for the Company on a stand-alone basis.

         The estimated market size for rail and mass transit seating is approximately $30 million annually. Because this business relies on government funding, long term predictions are difficult because some planned programs are canceled when funds are reallocated, and some unfunded programs find new life and government appropriations. In addition to this core business, the Company believes that the opportunity exists to incorporate Simula experience and technology into the design and engineering of high speed and next generation rail seats. This could create barriers to entry that may result in higher margins and market share.

         GOVERNMENT AND DEFENSE CONTRACTING SEGMENT

         Through one operating subsidiary organized in five divisions, the Company manufactures a number of military safety systems. The Company is the world's leading supplier of energy-absorbing seating systems for military helicopters. In addition, the Company produces lightweight advanced armor systems, inflatable restraints for aircraft, lightweight vacuum-packed parachutes, and related safety systems and products.

         The market for government and defense contracts is healthy. Nevertheless, there are two significant trends in the business. First, shrinking military procurement budgets are a reality. This is the trend regardless of the number of trouble spots in the world or regardless of the political party in power. Accordingly, businesses are competing for fewer defense dollars. The second significant change is the consolidation in the defense industry. As a result of mergers and acquisitions in the last three years, there remain only six US Government mega-contractors. This consolidation also has caused a consolidation and shake-up at the subcontractor and component supplier levels. Defense contractors are bringing increasingly significant pressure on margins and profitability of subcontractors while reducing the number of suppliers.

         The size of the market is difficult to predict beyond an analysis of currently funded programs and is based on specific programs that are subject to need assessments and funding issues by the Government.

         The Company's products include crashworthy crew seats and troop seats, standard troop seats, and other seats, for US and foreign customers. The largest revenue producing product is crashworthy seating systems for the military. This market is estimated to be $20 million annually. Over the next several years the largest area of growth is likely to be in crashworthy civil helicopter seating including pilot/co-pilot, passenger and medical attendant seats. The Company's second market is in armor products including aircraft, wheeled vehicles and boat armor, vehicle retrofit armor "kits," lightweight inserts for vests, and "soft" armor for law enforcement vehicles. The size of the total market is approximately $30 million annually. A third market of the Company is inflatable restraint systems for aircraft including the cockpit airbag system ("CABS") and bulkhead airbag system ("BABS").

         The Company's newest market is aircrew rescue and safety products, including advanced parachutes. The size of this market is particularly dependent on military budgets and appropriations. The Company's new technology in this area has enabled it to capture development programs with follow-on production contracts.

         AUTOMOBILE SAFETY SYSTEMS SEGMENT

         Through two of its operating subsidiaries, the Company designs and manufactures inflatable restraint systems for automobiles. In general, the demand for automobile safety products results primarily from government regulations, such as mandatory frontal airbags in all new cars, and consumer demand for increased safety.

         Side-impact collisions comprise the second leading category of injury accidents and leading category of fatal accidents, accounting for approximately 25% of all injuries and 34% of all fatalities which occur in automobile collisions, with a significant majority of such injuries caused by impact to the head and neck. Rollover injuries are the third leading category of injury accidents and second leading cause of fatalities, accounting for approximately 15% of all automobile injuries and 33% of fatalities. The Company's Inflatable Tubular Structure ("ITS") is the only available product designed specifically to protect the head and neck of vehicle occupants in side-impact collisions and potentially provide containment of occupants in rollover and secondary impact collisions. Present United States side-impact safety standards address the use of foam padding and structural beams. However, the National Highway Traffic and Safety Administration ("NHTSA") is currently examining head crash standards, measured in quantifiable head injury criteria ("HIC") for side-impact collisions.

         The worldwide market in 1998 for driver and passenger frontal and thoracic side-impact airbags is estimated to be in excess of 100 million units.

         The Company seeks to be a niche component supplier in the automotive industry by maintaining market leadership in a defensible niche; technological superiority; global presence; and strong customer relationships with car manufacturers and first tier suppliers.

CURRENT PRODUCTS AND TECHNOLOGIES

         Commercial Airliner Seating Systems and Components. The Company, through its wholly-owned subsidiary Airline Interiors, manufactures and sells commercial airline seating systems that comply with FAA-mandated 16g standards for airline seats. Airline Interiors also repairs, refurbishes, and retrofits existing commercial aircraft seats. With the acquisition of Airline Interiors in 1993, the Company obtained FAA certifications and an established customer base of commercial airlines as well as the operations to repair, refurbish, and retrofit commercial aircraft seats. The Company's entrance into the airline seating market is an outgrowth of both the Company's technologies and Airline Interiors' traditional core business.

         The Company's 16g seats ("16g Seats") are designed to absorb 16 times the force of gravity upon impact. The prices and features of the Company's new 16g Seats are competitive with more established 16g seat suppliers, but exceed existing and currently anticipated industry and regulatory standards for crashworthiness. The Company's 16g Seats have been tested, approved, and certified for use in numerous classes of commercial aircraft. The Company's customers include Boeing, British Airways, Trans World Airlines and Continental Airlines.

         The Company also repairs, refurbishes, and retrofits existing commercial aircraft seats. Its services include (i) the supply of seat components, including upholstery, cushioning, and fire blocking; (ii) the overhaul and modification of seat assemblies, including arm rests and tray tables; and (iii) the design and integration of communication and entertainment systems into aircraft seats. Customers for such services include America West Airlines, Continental Airlines, American Airlines, and Delta Airlines.

         Rail and Other Mass Transit Seats. The acquisitions of Coach and Car and Artcraft in 1994 brought to the Company an established seat manufacturing identification, contract backlog, and additional manufacturing capacity for airline seats. In addition to these synergies with Airline Interiors and its seat technology, the Company is the leading North American provider of seating systems for rail and other mass transit vehicles. The Company supplies seating in a variety of styles, materials, colors, configurations, and optional features, and has recently designed and developed a state-of-the-art seat for use on high speed railways. The Company produces stainless steel, plastic, and fiberglass seating systems for subways, cushioned and upholstered seating for other mass transit vehicles, and deluxe recliners for railroad cars. The seating systems feature lightweight construction; ease of installation and maintenance; vandal resistant, durable, and long-lasting components; reinforced structures for superior strength and support; fire and smoke resistance; sound and energy absorption; and passenger safety and comfort. Customers include Amtrak, Bombardier, Inc., Amerail, Siemens Duewag Corporation and Kawasaki Rail Car, Inc.

         Military Aircraft Seating Systems. The Company has been a major supplier of energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the United States armed forces and their prime defense contractors for over 20 years. The seating systems focus on reducing injury and increasing survivability in aircraft crashes. These crashworthy seating systems contain proprietary energy-absorbing devices that activate upon crash impact to absorb shock that otherwise would be absorbed by the seat occupant.

         Based on internal market surveys and data, the Company believes that it is the leading provider of energy-absorbing helicopter seats purchased by the United States and foreign armed forces. Aircraft for which the Company has designed and manufactured seat assemblies for pilots, flight crews, troops, or SONAR operators include the AH-64A Apache attack helicopter; UH-60A Blackhawk transport and cargo helicopter; SH-60B Sea Hawk reconnaissance helicopter; SH-3 Sea King utility helicopter; CH-53 Sea Stallion transport and cargo helicopter; V-22 Osprey tilt-roar aircraft; India's Hindustan Aeronautics, Ltd. ALH utility helicopter; and C-17 fixed wing utility aircraft. Aircraft manufacturers in the Company's customer base include The Boeing Company and Sikorsky Aircraft Corporation, Bell Helicopters Textron, Inc. and GKN Westland Helicopters Ltd.

         Composite Materials Including Armor Systems. As an outgrowth of its military aircraft seating systems the Company has developed an expertise in armor, which makes up a significant portion of both materials in, and costs of, such seating systems. In addition, the Company has developed a variety of other composite materials for integration in its existing and proposed products and for sale as raw material to customers. Composites are structures, typically made of layered materials, glues, resins, metal alloys, and ceramics, which provide advantages in terms of weight, flexibility, and strength over traditional metal components. Composite materials are often much lighter than conventional materials such as basic metals, and by their complex nature are generally more expensive than such materials. Composite materials have a wide variety of product applications, ranging from shaped or molded fiber reinforced plastic structures to advanced, lightweight, protective ballistic armor systems. Advanced composite materials with which the Company has expertise include fiber reinforcements of Kevlar, carbon, Spectra, S-glass, E-glass, and hybrid weaves matched with boron carbide, aluminum oxide, and other ceramics. The Company also has the capability to process thermoset resins including epoxies, polyesters, and vinyl esters.

         The Company's principal composite products are high-strength, lightweight armor systems that have been incorporated into a variety of United States armed forces vehicles. The Company is a principal supplier of such lightweight armor systems in the United States. The Company develops and manufactures armor systems for seats as well as for structural and other components of military aircraft. Aircraft components incorporating armors developed or produced by the Company include V-22 Osprey crew seats; C-17 cockpit components; AH-64A Apache crew seats; Blackhawk crew seats and floor armor; CH-53 Sea Stallion crew seats; United States Navy landing craft air cushion pilot station armor; and high-mobility, multi-wheeled vehicles ("HMMWV") and transport vehicles ("HEMTT"). The Company has an on-site ballistics range, enabling it to conduct tests on armor products.

         Automobile Inflatable Restraint Systems. The Company developed, patented and manufactures the ITS, which occupies a stored position above a side window and inflates upon impact to extend diagonally across the side window to provide protection against head and neck injuries from side-impact collisions. An automobile may be equipped with an ITS at each side window. The Company's high-volume manufacturing lines are located in England and Arizona.

         The ITS provides protection beyond that provided by conventional airbags currently utilized in automobiles. Unlike a conventional airbag, which must be backed by a structure such as a steering wheel, dashboard, or door, the ITS is attached to and supported by the structure of the vehicle frame and door pillars. During a side-impact crash, a tube located above the door inflates and becomes shorter in length, which causes it to drop out of its molding and form a tight diagonal structure across the side window. As a result, the ITS provides protection despite the window being open or breaking upon impact, while a conventional airbag would not have adequate support in these situations. Therefore, the ITS is able to substantially reduce head rotation to the side and prevent contact with vehicle components. Additionally, the diagonal arrangement of the activated ITS offers protection for occupants of different sizes and seating positions, and in different types of side-impact collisions, as well as in rollover, secondary impact, and ejection situations. The ITS is not an "aggressive" airbag and thus does not pose some of the threats to smaller, or out of position vehicle occupants, as do conventional airbags.

         The Company has developed various additional applications for the ITS technology. Such applications include the inflatable tubular cushion ("ITC"), a seat mounted torso side protection system; the inflatable tubular bolster ("ITB"), an under-dash system to protect knees and legs; and the inflatable tubular torso restraint ("ITTR"), an inflatable restraint harness and seat belt application.

         Under a 1995 agreement, the Company, through Autoliv, Inc., is currently manufacturing the ITS for sale to BMW, a major European automobile manufacturer. In addition, in March 1998 the Company entered into a teaming agreement with Delphi Automotive Systems, a major first tier automotive component supplier and subsidiary of General Motors. Under the agreement, Delphi will market the Company's ITS worldwide and integrate it into Delphi's portfolio of advanced automobile interior safety technologies. The Company is also actively pursuing arrangements with other first tier suppliers for the marketing and production of the ITS and related product applications. The Company enters into strategic alliances with first tier component suppliers to leverage off of the size and industry strength of such large manufacturers and benefit from their market access to OEMs. See "Legal Proceedings" regarding the Company's relationship with Autoliv, Inc.

         Aircraft Inflatable Restraint Systems. The Company is in final development stage and plans to market various inflatable restraint systems for military and commercial aircraft. These systems include CABS for the protection of the flight crew in military aircraft; and BABS for the protection of passengers sitting immediately behind the bulkhead and other cabin partitions in commercial aircraft.

         The Company developed CABS under a contract with the United States Army. CABS incorporates airbags in a configuration surrounding the aviator that inflate following sensor detection of crash impact from a variety of directions. CABS then retracts following deployment and thereby protects against mishaps caused by accidental deployment during the normal operations of the aircraft. The Company anticipates that it will complete development and commence production of CABS in 1998.

         The Company developed BABS to provide a product that satisfies FAA regulations requiring protection against head injuries to passengers sitting immediately behind the bulkhead and other cabin partitions in commercial aircraft certificated after 1988, which includes only complete new aircraft designs. Prior to BABS, no other company had introduced a product that satisfied the FAA regulations, and newly certificated aircraft have operated under FAA waivers from the regulations. In addition, the regulations have not been extended to aircraft certificated prior to 1988. Although the Company believes that BABS satisfies the FAA regulations, the Company cannot assess whether the FAA will withdraw its waivers as a result of the forthcoming availability of BABS and extend its regulations to apply to presently exempt commercial aircraft. The Company has an agreement with British Aerospace Regional Aircraft, formerly Jetstream Aircraft Ltd. ("Jetstream"), to manufacture and sell BABS for implementation of the system in future aircraft. Anticipated production of the system in 1997 was delayed due to customer requests. Jetstream has recently renewed efforts to utilize the system. Production dates remain unscheduled. The Company is also discussing the introduction of BABS with other aircraft manufacturers. In addition, the Company is developing the related systems for sensors, electronics, and other applications for this inflatable restraint technology.

DEVELOPMENTAL STAGE AND NEW TECHNOLOGIES

         Sensors. The Company is exploring the development of sensors and software programs that have potential in a variety of product applications, including crash sensors for airbag and other safety systems in both automobiles and aircraft.

         Parachutes. Under contract with the United States Navy, the Company has applied its technologies and overall knowledge of materials and structures to develop a parachute that solves numerous functional problems attendant to traditional military parachutes. Specifically, many parachutes traditionally used by the military have (i) been large and heavy, (ii) been unable to be worn during flight or by females, and (iii) had limited shelf life, requiring the labor intensive process of unpacking and repacking parachutes every six months. The parachute developed by the Company is small, lightweight, unisex, capable of being worn during flight, and vacuum-packed so that it maintains a long-term shelf life without repacking. The Company anticipates it will commence production of parachutes in 1998 for certain Navy aircraft. The Company also has another development program with the U.S. Army that is investigating the use of Simula technologies for tactical paratrooper parachutes.

         Advanced Materials. The Company has recently developed and tested a number of advanced polymers and polyurethanes, possessing a wide variety of potential product applications. Such materials are generally high-strength and lightweight and can be developed to withstand extreme temperatures. Potential uses for such materials include laser protective aircraft canopies, high-performance windows for aircraft and automobiles, and industrial and protective lenses and visors.

PROPRIETARY TECHNOLOGY

         The Company maintains a design, development, research, testing, and engineering staff whose duties include the modification and improvement of existing products and the development of new technologies, products and applications. The Company regards its research, development, and engineering capabilities as a particular strength and intends to continue to emphasize this aspect of its business.

         The Company retains proprietary rights in the products and services it develops, including those initially financed under government contracts. As an integral component of its strategy, the Company seeks to transfer all of its technology to product applications. The Company's costs for research and development in 1997, 1996 and 1995 were approximately $11.8 million, $10.5 million and $6.1 million, respectively. These amounts include government-funded, other customer-funded, and Company-funded research and development contracts.

         Since much of its research and development generates proprietary technology, the Company has patent protection on certain products. The Company's ability to compete effectively depends, in part, on its ability to maintain the proprietary nature of its technologies. The Company also relies on unpatented proprietary information and know-how, typically protecting such information as trade secrets.

         The Company holds 16 patents, including for the ITS and 16g Seat technologies. In addition, the Company has 13 patent applications pending for technologies and various advanced materials. The Company is also currently developing 10 additional patent applications for filing. Patents protect inventions for a period of 20 years after the application is first filed. The Company does not presently own or maintain any trademarks which are material to its business.

PRODUCTION AND MANUFACTURING

         The Company's production and manufacturing consist principally of the machining, bending and welding of metals, molding of composite materials, processing, sewing, upholstery, component fabrication, and final assembly. After assembly, products are functionally tested on a sample basis as required by applicable contracts. The Company's manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the United States government, periodically send representatives to the Company's facilities to monitor quality assurance.

         In 1997 and 1996 the Company consolidated certain operations, and expanded and upgraded certain of its existing manufacturing capabilities. This will continue in 1998. See, "Item 2. Properties."

MARKETING AND SALES

         Depending upon the product, the Company typically employs one of four methods for marketing: (i) direct sales, which, for example, it utilizes in the marketing of its 16g Seats, (ii) technical teams, typically comprised of a combination of administrative personnel and development engineers, which it utilizes in the marketing of inflatable restraints and advanced materials, (iii) strategic alliances with first tier component suppliers, which it utilizes in the marketing of inflatable restraints, and (iv) responses to formal requests for proposals in bidding for commercial and governmental contracts.

         In marketing its commercial seating and inflatable restraint products, the Company endeavors to maintain close relationships with existing customers and to establish new customer relationships. Ongoing relationships and repeat customers are an important source of business for the Company's current and new products. For example, the Company believes that its aircraft seat refurbishment customers are excellent prospects for its new aircraft seats. Similarly, the Company will rely in part on forming strategic alliances to gain the established marketing capabilities of first tier component suppliers in connection with the distribution of the Company's automobile inflatable restraint systems.

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

         Approximately 25% of the Company's total revenue in 1997 resulted from products sold internationally. The Company anticipates that its international sales will continue to grow. The initial customer of the ITS is Autoliv, a European first tier automobile supplier that is supplying to BMW. The Company believes that there are opportunities for additional sales of the ITS, and commercial aircraft and rail seating systems in foreign markets and is conducting marketing efforts internationally. Countries in which the Company is actively marketing include Germany, Canada, Italy, the United Kingdom, Ireland, Japan, India, Korea, Australia, Canada, and China.

CUSTOMERS

         Sales of the Company's products to all branches of the United States armed forces represented approximately 15%, 27% and 18% of the Company's revenue in 1997, 1996 and 1995, respectively. Sales of 16g Seats and refurbishment to Continental Airlines accounted for approximately 16% of the Company's revenue in 1997. No other customers accounted for more than 10% of the Company's revenue during 1997, 1996 and 1995. The Company has performed work for the United States armed forces since 1975 and has no reason to believe that there will be any change in these customer relationships. The Company anticipates that it will fulfill current delivery requirements to Continental Airlines in early 1998 and it will not represent as significant of a customer in 1998 and following years. The Company believes that in the ordinary course of its airline seating business, the programs with Continental Airlines will be replaced by programs with other customers.

         The Company's historical and acquired businesses have relied to a great extent on relatively few major customers, although the mix of major customers has varied from year to year depending on the status of then existing contracts. The Company believes that historical customers, such as the United States Army and other branches of the United States armed forces and their prime contractors, to which the Company has supplied products for over 20 years, will continue to represent major customers although the percentage of the Company's revenue attributable to them can be expected to decrease as a result of the Company's expanding commercial operations. The loss of or reduction in sales to a major customer may have a more adverse effect on the Company's operations or financial condition than if the Company's revenue was less concentrated by customer.

COMPETITION

         Based on internal estimates, the Company believes that in two years of production it has attained a 5% share of the worldwide commercial airline seating market. See, "Overview of Markets and Industries."

         Based on internal market surveys and data, the Company believes that it is the largest supplier of rail and mass transit seating systems in North America, with an approximate 70% market share. The Company has four principal competitors in the North American rail and mass transit seating market, comprising in the aggregate 20% to 30% of such market. See, "Overview of Markets and Industries."

         Based on internal market surveys and data, the Company believes that it is the largest worldwide supplier of seating systems for military helicopters. Numerous suppliers compete for government defense contracts as prime contractors or subcontractors. Competition relates primarily to technical know-how, cost, and marketing efforts. The competition for government contracts relates primarily to the award of contracts for the development of proposed products rather than for the supply of products that have been developed under contracts. The Company's principal competitors in the crashworthy military seating market are Martin Baker (England) and Israel Aircraft Industries, Ltd. The Company does not have financial or market share data concerning these two competitors.

         The worldwide automobile airbag market is currently dominated by a number of large suppliers, all of which are producing airbag systems in commercial quantities. The market served by the Company's inflatable restraint systems is intensely competitive. As a result of the proprietary nature of the Company's ITS and related technologies, the Company has entered into strategic alliances with a number of the largest suppliers of conventional automotive airbags, including Delphi, Autoliv, and others, to market and produce the Company's products. The Company does not intend to compete as a first tier supplier of a broad range of safety devices. See, "Overview of Markets and Industries."

         Most of the Company's competitors have greater marketing capabilities and financial resources than the Company. The Company's present or future products could be rendered obsolete by technological advances by one or more of its competitors or by future entrants into its markets.

RAW MATERIALS AND SUPPLIES

         The Company purchases raw materials, components, devices, and subassemblies from a wide variety of sources. Principal raw materials used by the Company include plastics, urethanes, ceramics, Kevlar, aluminum, steel, airbag materials, hoses, woven materials, upholstery and fabric products, and foam. Components include restraints and related hardware, harnesses, and gas generators for inflatable restraint products. The Company generally purchases supplies and components pursuant to individual or blanket purchase orders. Blanket purchase orders usually provide for the purchase of a large amount of items at fixed prices for delivery and payment on specific dates. Most of the raw materials used by the Company are widely available. Certain components utilized in the 16g Seat have been subject to vendor delays or vendor quality problems. The Company has addressed these issues and believes that it has established an adequate multiple source supplier base that is industry standard. However, certain components of the Company's products are proprietary or highly regulated, including certain types of foam, hydrolocks and woven materials, and shortages of these components could cause disruptions of production from time to time.

BACKLOG

         The Company's backlog at December 31, 1997 and 1996 was approximately $104 million and $63 million, respectively. The backlog at December 31, 1997 and 1996 consisted of approximately $51 million and $17 million, respectively, under defense contracts and approximately $53 million and $46 million, respectively, with commercial customers.

         The backlog includes contracts for major current products as well as for supplies and replacement components. In the case of government contracts, backlog consists of aggregate contract values for firm product orders, exclusive of the portion previously included in operating revenue utilizing the percentage completion accounting method. All orders included in the backlog are believed to be firm and are expected to be filled over the next 5 years.

EMPLOYEES

         The Company has approximately 1,000 full-time employees at its locations in Arizona, California, Illinois, New York, North Carolina, Georgia, Wisconsin, and Ashington, England. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel.

         In connection with its 1994 acquisition of Coach and Car, the Company executed a collective bargaining agreement with the United Electrical Workers. That agreement is effective through August 1998. Negotiations on the new contract are expected to commence in Summer 1998. The Company's other employees are not represented by a labor union, and the Company has no knowledge of any organizing activities. The Company has never suffered a work stoppage and considers its relations with employees to be excellent.

ENVIRONMENTAL REGULATIONS

         The Company's operations are subject to a variety of federal, state, and local environmental regulations, including laws regulating air and water quality and hazardous materials and regulations implementing those laws. The Company's principal environmental focus is the handling and disposal of paints, solvents, and related materials in connection with product finishes, welding, and composite fabrication. The Company contracts with qualified waste disposal companies for services. The Company regards its business as being subject to customary environmental regulations, but does not believe it faces unique or special problems. The cost to the Company of complying with environmental regulations is not significant.


ITEM 2.       PROPERTIES

         The Company's corporate headquarters are located in Phoenix, Arizona. The Company conducts operations in seven U.S. states and in the United Kingdom. Manufacturing facilities are located in Tempe, Arizona; San Diego, California; Elk Grove Village, Illinois; Milwaukee, Wisconsin; Atlanta, Georgia and Ashington, England. In addition, the Company maintains extensive research and development labs and testing facilities in Phoenix. The Company leases most of its facilities.

         Management believes that its facilities are suitable and adequate for their various purposes. It is presently anticipated that some operations in Tempe, San Diego and Milwaukee will be relocated in 1998 and 1999 within their local areas to facilities providing room for expansion and providing additional production efficiencies.

ITEM 3.       LEGAL PROCEEDINGS

         In February 1998 the Company filed a complaint in United States District Court for the District of Arizona against Autoliv, Inc., seeking injunctive relief from alleged anti-competitive acts and practices by Autoliv. The complaint alleges numerous unlawful actions taken by Autoliv in connection with a license from the Company to market and distribute the Company's ITS. The legal action asserts that Autoliv has suppressed technology and is unlawfully interfering with the Company's rights to market the ITS and related products to other first tier automotive safety equipment suppliers and to automobile manufacturers. The Company is unable to predict at the present time what, if any, material impact this lawsuit might have on the Company.

         In addition, the Company is involved in other litigation in the ordinary course of business from time to time. The Company presently is not a party to any threatened or pending litigation, the negative outcome of which would be material to the Company.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of fiscal 1997 to a vote of security holders, through the solicitation of proxies, or otherwise.



                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SMU." The following table sets forth the high and low closing prices of the Company's Common Stock for each calendar quarter of the year indicated.


           1996:
           First Quarter........................................................    $19.25        $12.75
           Second Quarter.......................................................     20.63         15.88
           Third Quarter........................................................     18.38         15.75
           Fourth Quarter.......................................................     15.88         13.00

           1997:
           First Quarter........................................................    $18.38        $13.63
           Second Quarter.......................................................     20.00         14.00
           Third Quarter........................................................     24.56         18.94
           Fourth Quarter.......................................................     19.88         14.31

           1998:
           First Quarter........................................................    $17.13        $13.50

         The number of holders of the Common Stock of the Company, including beneficial holders of shares held in street name, as of the close of business on March 26, 1998, is estimated to be greater than 2,000. On March 26, 1998, the closing price of the Common Stock was $15.56 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The Selected Consolidated Financial Data presented below has been derived from historical audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 1997. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                              1997            1996           1995            1994            1993
                                                              ----            ----           ----            ----            ----
                                                                           (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
    Revenue                                                $ 90,422        $ 65,762        $ 59,089        $ 41,158        $ 24,781
    Cost of revenue                                          69,862          55,239          39,037          27,709          15,728
                                                           --------        --------        --------        --------        --------
    Gross margin                                             20,560          10,523          20,052          13,449           9,053
    Administrative expenses                                  22,584          19,749          15,609           8,265           6,388
                                                           --------        --------        --------        --------        --------
    Operating (loss) income                                  (2,024)         (9,226)          4,443           5,184           2,665
    Interest expense                                         (5,390)         (2,377)         (2,030)         (1,832)           (800)
    Interest income                                             313              52             440              22
    Other                                                     1,298
                                                           --------        --------        --------        --------        --------
    (Loss) income before taxes                               (5,803)        (11,551)          2,853           3,374           1,865
    Income tax benefit (expense)                              2,264           4,741            (196)         (1,260)           (744)
                                                           --------        --------        --------        --------        --------
    (Loss) earnings before cumulative effect
       of change in accounting principle (1)                 (3,539)         (6,810)          2,657           2,114           1,121
    Cumulative effect of change in
       accounting principle (1)                                --            (3,240)
                                                           --------        --------        --------        --------        --------
    Net (loss) earnings (1)                                $ (3,539)       $(10,050)       $  2,657        $  2,114        $  1,121
                                                           ========        ========        ========        ========        ========

PER SHARE AMOUNTS (2):
Earnings per common share - basic:
    (Loss) earnings before accounting change               $  (0.38)       $  (0.76)       $   0.33        $   0.39        $   0.22
    Cumulative effect of accounting change                                    (0.36)
                                                           --------        --------        --------        --------        --------
    Net (loss) earnings                                    $  (0.38)       $  (1.12)       $   0.33        $   0.39        $   0.22
                                                           ========        ========        ========        ========        ========

Earnings per common share - assuming dilution:
    (Loss) earnings before accounting change               $  (0.38)       $  (0.76)       $   0.31        $   0.37        $   0.22
    Cumulative effect of accounting change                                    (0.36)
                                                           --------        --------        --------        --------        --------
    Net (loss) earnings                                    $  (0.38)       $  (1.12)       $   0.31        $   0.37        $   0.22
                                                           ========        ========        ========        ========        ========

PRO FORMA AMOUNTS (1) (2):
    Net earnings                                                                           $    194        $  1,675        $    947
                                                                                           ========        ========        ========
    Earnings per share - basic                                                             $   0.02        $   0.31        $   0.19
                                                                                           ========        ========        ========
    Earnings per share - assuming dilution                                                 $   0.02        $   0.29        $   0.19
                                                                                           ========        ========        ========
OTHER DATA:
Research and development
    Funded by the Company                                  $  4,394        $  1,916        $  1,419        $    688        $    376
    Costs incurred on funded contracts                     $  7,382        $  8,588        $  4,722        $  3,165        $  1,813

                                                                         AS OF DECEMBER 31,
                                                                         ------------------
                                                    1997          1996          1995          1994         1993
                                                    ----          ----          ----          ----         ----
                                                                       (Dollars in thousands)
BALANCE SHEET DATA:
Assets:
    Current assets                               $ 76,303       $48,010       $36,857       $20,594       $13,779
    Property and equipment                         24,854        23,356        15,779        13,199         7,803
    Deferred costs                                  3,137           929         6,385         1,460         1,460
    Intangibles                                    10,526        10,964        11,455        12,164         3,517
    Other                                           5,458         3,429         2,660           274           228
                                                 --------       -------       -------       -------       -------
Total assets                                     $120,278       $86,688       $73,136       $47,691       $26,787
                                                 ========       =======       =======       =======       =======

Liabilities:
    Current liabilities                          $ 27,648       $24,804       $15,788       $15,358       $ 5,570
    Long-term debt                                 46,988        24,697        11,261        15,339        12,794
    Other                                                                                       345           345
                                                 --------       -------       -------       -------       -------
Total liabilities                                  74,636        49,501        27,049        31,042        18,709
Shareholders' equity (3)                           45,642        37,187        46,087        16,649         8,078
                                                 --------       -------       -------       -------       -------
Total liabilities and shareholders' equity       $120,278       $86,688       $73,136       $47,691       $26,787
                                                 ========       =======       =======       =======       =======

(1) During 1996, the Company adopted a new method of accounting for pre-contract costs. These costs were previously deferred and recovered over the revenue streams from the Company's customers. Effective January 1, 1996, these costs have been expensed. Pro forma amounts for 1995, 1994 and 1993 assume the new accounting method is applied retroactively.

(2) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per share, ("SFAS No. 128"). Per share amounts previously reported have been restated to conform with the requirements of SFAS No. 128. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of basic and diluted earnings per share calculations. See Note 10 of Notes to Consolidated Financial Statements. Earnings per share amounts for the years ended December 31, 1997 and 1996 are calculated using only weighted average outstanding shares of 9,288,416 and 8,947,060, respectively. Options to purchase common stock and shares to be issued upon conversion of the 8% Senior Subordinated Convertible Notes and the Series C 10% Senior Subordinated Convertible Notes totaling 3,896,966 and 1,881,562 for the years ended December 31, 1997 and 1996, respectively, were not used for computing diluted earnings per share because the result would be anti-dilutive. Basic earnings per share for the year ended December 31, 1994 is calculated using weighted average shares outstanding of 5,461,095 and earnings per share assuming dilution is calculated including 243,831 additional shares for stock options and warrants.

(3) The Company has not paid any cash dividends since its April 1992 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three years ended December 31, 1997 compared to the same periods of the prior years. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

         The Company designs and manufactures occupant safety systems and devices engineered to safeguard human life in a wide range of air, ground, and sea transportation vehicles. Utilizing its substantial proprietary technology in energy-absorbing seating, inflatable restraints, and composite materials, the Company focuses on reducing injury and increasing survivability in vehicle and aircraft crashes.

         Since its founding in 1975, the Company's historic core business has been as a government and defense contractor. Additionally, commencing with acquisitions and commercial products development since 1993, the Company has become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a successful new entrant in the manufacture of new commercial airliner seating. Utilizing its proprietary safety technology, the Company has introduced crashworthy systems for a variety of vehicles and aircraft and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure ("ITS").

         In 1993, management made a strategic decision to enter the commercial aircraft seating market to bring its proprietary energy-absorbing technologies to a new industry and take advantage of positive industry trends. To implement its decision, the Company completed three acquisitions that allowed it to develop the necessary infrastructure to support future growth. In August 1993, the Company acquired Airline Interiors, Inc. (the "Airline Acquisition"), which was primarily involved with the refurbishment, reupholstery, reconditioning, and reconfiguring of existing passenger seats. The Airline Acquisition provided certain FAA certifications, enhanced the Company's management team and customer base, and provided substantial assembly capacity. During 1994, the Company acquired Coach & Car Equipment Corporation ("Coach and Car") and Artcraft Industries Corp. ("Artcraft"). The acquisitions of Coach and Car and Artcraft are collectively referred to as the 1994 Acquisitions. The 1994 Acquisitions' existing operations included providing a majority of all manufacturing and refurbishment of rail and mass transit seating systems in North America. The 1994 Acquisitions also provided the Company with substantial large-scale manufacturing capacity and synergies, which are being utilized in the production of its 16g Seat for airliners.

         In 1994, the Company made a strategic decision to enter the inflatable restraint market for automobiles utilizing its proprietary technology, the ITS. Through 1996, the Company completed its development of this technology and start-up of its manufacturing facilities. In 1997, the Company began manufacturing the ITS for sale to BMW, a major European automobile manufacturer, which began including it in certain models of its automobiles in 1997.

         Simula's revenue has historically been derived from three sources: sales of Company manufactured products; contract research and development for third parties; and, technology sales and royalties. A substantial portion of its current revenue is accounted for under the percentage of completion method of accounting. Under this method, revenue is recorded as production progresses so that revenue less costs incurred to date yields the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts. Note 17 of the Notes to Consolidated Financial Statements provides a break down of revenues for each significant segment of the Company. Note 16 of the Notes to Consolidated Financial Statements provides the revenues and related costs associated with contract research and development for third parties.

         The Company is a holding company for wholly owned subsidiaries which operate in three primary business segments. The Commercial Transportation Seating segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines, rail and other mass transit. The Government and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic armor and composites principally in connection with branches of the United States armed forces procurement. The Automobile Safety Systems segment includes operations encompassing inflatable restraints and related technology for automobiles. The remaining segment, entitled Other, represents general corporate operations.


RESULTS OF OPERATIONS                                YEAR ENDED DECEMBER 31,
                                              1997            1996           1995
                                              ----            ----           ----
                                                    (Dollars in Thousands)
REVENUE:
    Commercial Transportation Seating       $ 51,176        $ 32,603        $29,609
    Government and Defense                    30,295          32,312         25,533
    Automobile Safety Systems                  8,880             470
    Other                                         71             377          3,947
                                            --------        --------        -------
       Total                                $ 90,422        $ 65,762        $59,089
                                            ========        ========        =======

GROSS MARGIN:
    Commercial Transportation Seating       $  5,997        $  3,740        $ 7,537
    Government and Defense                    10,767           9,253          9,632
    Automobile Safety Systems                  3,763          (2,702)
    Other                                         33             232          2,883
                                            --------        --------        -------
       Total                                $ 20,560        $ 10,523        $20,052
                                            ========        ========        =======

ADMINISTRATIVE EXPENSES:
    Commercial Transportation Seating       $  8,581        $ 10,068        $ 6,885
    Government and Defense                    10,066           7,897          6,337
    Automobile Safety Systems                  2,827             158
    Other                                      1,110           1,626          2,387
                                            --------        --------        -------
       Total                                $ 22,584        $ 19,749        $15,609
                                            ========        ========        =======

OPERATING (LOSS) INCOME:
    Commercial Transportation Seating       $ (2,584)       $ (6,328)       $   652
    Government and Defense                       701           1,356          3,295
    Automobile Safety Systems                    936          (2,860)
    Other                                     (1,077)         (1,394)           496
                                            --------        --------        -------
       Total                                $ (2,024)       $ (9,226)       $ 4,443
                                            ========        ========        =======

     The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of revenues.



                                        Year Ended December 31,

                                     1997       1996        1995
                                     ----       ----        ----
Income Statement Data
    Revenue                          100%       100%        100%
    Cost of revenue                   77         84          66
    Gross margin                      23         16          34
    Administrative expenses           25         30          26
                                     ---        ---         ---
       Operating (loss) income       (2)%       (14)%         8%
                                     ===        ===         ===

    1997 Compared to 1996

         Revenue for the year ended December 31, 1997 increased 37% to $90.4 million from $65.8 million for the comparable period in 1996. Commercial Transportation Seating revenue increased 57% or $18.6 million principally as a result of increased deliveries of 16g Seats. Government and Defense revenue decreased 6% or $2.0 million due to approximately $4.6 million in incremental revenue in 1996 from a government armor contract which represented non-recurring business. Excluding this contract from the year ended December 31, 1996, revenues increased 9% for the 1997 period versus the 1996 period due to a general increase in ongoing government contracts. Automobile Safety Systems began volume deliveries of the ITS in 1997 and generated significant revenues for the first time.

         For the year ended December 31, 1997, gross margin increased 95% to $20.6 million from $10.5 million for the comparable period in 1996. As a percent of sales, gross margins increased to 23% from 16%. Gross margins for Commercial Transportation Seating increased 60% or $2.3 million and the gross margin percentage increased to 12% from 11% in 1996. The increase in gross margins resulted from the significant increase in deliveries of the 16g Seat and the increase in gross margin percentage was due primarily to a decrease in pre-contract and start-up costs. The improvements in gross margin percentage were offset by cost inefficiencies resulting from the significant increase in 16g Seat deliveries. Production bottlenecks caused by parts shortages, overtime costs, learning costs related to adding a second production shift and other production related expenses for the Company's tourist class 16g Seats resulted in reduced gross margins. In addition, the initial production costs of the larger than expected volume for Company's new first class 16g Seat were higher than anticipated. Gross margin percentages of Government and Defense increased to 36% from 29%. The increase in gross margin percentages at Government and Defense was primarily due to lower funding deficiencies incurred on research and development contracts. Gross margins for Automobile Safety Systems increased $6.5 million and resulted in a gross margin percentage of 42% for the year ended December 31, 1997. Automobile Safety Systems did not have significant revenue in 1996 while incurring significant pre-contract costs related to the ITS and start-up costs related to its manufacturing facilities in Arizona and the United Kingdom which did not begin production until 1997.

         Administrative expenses for the year ended December 31, 1997 increased 14% to $22.6 million from $19.7 million for the comparable period in 1996. As a percent of sales, administrative expenses decreased to 25% from 30% due to the increase in revenue noted above. Internally funded research and development expenses increased 129% to $4.4 million from $1.9 million. This increase was primarily attributable to increased Government and Defense and new technology research, development, bid and proposal costs. The increased research and development expenses were partially attributable to a delay in certain Government and Defense production contracts which resulted in production resources being assigned to available work. Commercial Transportation Seating's administrative expenses decreased $1.4 million or 15% due primarily to resources being utilized for production versus sales and administration. Administrative expenses for Automobile Safety Systems increased in 1997 due to the expansion of the corporate and sales infrastructure related to the commercial introduction of the ITS, including resources being utilized for sales and administration versus pre-contract activities, and research and development related to expansion of ITS related technologies. Other administrative expenses decreased 32% or approximately $516,000, primarily as a result of the elimination or reduction of the supporting operations for certain technologies.

         Interest expense for the year ended December 31, 1997 increased 127% to $5.4 million from approximately $2.4 million for the comparable period in 1996. These increases were due to increased borrowings on the Company's bank credit facilities, the issuance of $34.5 million of the 8% Senior Subordinated Convertible Notes (the "8% Notes") in April 1997 and the issuance of $14.3 million of the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes) in September 1996. These borrowings were made to fund its growth in working capital and fixed assets necessary to support the growth in revenues for 1997 and subsequent years. During the third quarter of 1997, $9,550,000 of the 10% Notes and $475,548 of accrued interest were converted into 679,633 shares of the Company's common stock. Annual interest expense on the 10% Notes converted would be approximately $1.1 million.

         Interest income for the year ended December 31, 1997, was approximately $313,000. This income results from the investment by the Company of the excess proceeds received upon the issuance of the 8% Notes. These excess proceeds have been invested in high quality government and short-term investment grade, interest bearing securities.

         Other income for the year ended December 31, 1997 was $1.3 million and represented the net gain on various real estate transactions. During 1997, the Company determined it would be necessary to move the majority of its operations to accommodate current and anticipated growth. As a result, the Company sold certain facilities and entered into leases for new facilities for its 16g Seat and ITS manufacturing operations.

         The effective income tax rate for the years ended December 31, 1997 and 1996 approximated the Company's combined statutory rate of 40%.

   1996 Compared to 1995

         During 1996, the Company adopted a new method of accounting for pre-contract costs as more fully described in Note 2 of the Notes to Consolidated Financial Statements. Beginning in 1996, the Company now expenses these pre-contract costs as incurred rather than deferring these costs to be amortized over the revenue streams from the Company's customers. This change resulted in a cumulative catch-up adjustment for the effect of costs capitalized as of December 31, 1995. The effect of the change on the year ended December 31, 1996 was to increase cost of revenue by $5.3 million, resulting in an increase in the loss before cumulative effect of a change in accounting principle of $3.2 million ($.36 per share) net of the related income tax benefit. In addition, net income for the year ended December 31, 1996 was reduced by $3.2 million ($.36 per share) for the cumulative effect on prior years (to December 31, 1995) of changing accounting for pre-contract costs. Assuming the change in accounting had been applied retroactively to the year ended December 31, 1995, cost of revenue would have increased $4.1 million to $43.2 million and gross margins would have decreased from 34% to 27%.

         Revenue for the year ended December 31, 1996 increased 11% to $65.8 million from $59.1 million in 1995. Commercial Transportation Seating revenue increased 10%, or $3.0 million, primarily as a result of increased deliveries of the 16g Seats. Government and Defense revenue increased 27%, or $6.8 million as a result of increased contract activity principally resulting from an armor contract completed during the second quarter of 1996 and funded research and development. Automobile Safety Systems revenue in 1996 represented pre-production sales of the ITS. Other revenue decreased principally as a result of a reduction of technology sales and royalties which approximated $2.0 million in 1995.

         Gross margin for the year ended December 31, 1996 decreased 48% to $10.5 million from $20.1 million for 1995. As a percent of sales, gross margin decreased to 16% from 34%. The effect of expensing pre-contract costs increased cost of revenue $5.3 million for the year ended December 31, 1996. Excluding the effect of expensing pre-contract costs, the gross margin percentage for 1996 would have been 24%. The gross margin percentage at Commercial Transportation Seating decreased to 11% from 25% in 1995. The decrease in gross margin percentage at Commercial Transportation Seating was primarily due to: 1) The expensing of pre-contract costs principally related to the 16g Seat, including the related new "composite" seat back; 2) High material costs related to the low volume production of the 16g Seat; 3) Reduced throughput at Coach & Car as it was repositioned to begin high volume manufacturing of 16g Seat components; and
4) Lower individual gross margin percentages from the mix of contracts in process or completed during the year at Coach & Car and Artcraft. Gross margin percentages of Government and Defense in 1996 decreased to 29% from 38%. The decrease in gross margin percentage at Government and Defense was primarily due to: 1) The expensing of pre-contract costs principally related to the bulkhead airbag; 2) Funding deficiencies incurred on funded research and development contracts which typically result in follow-on production contracts in future years; and 3) A decrease in royalties. The negative gross margins for Automobile Safety Systems was primarily due to the expensing of pre-contract costs for the ITS and start-up costs related to the production facilities in Arizona and the United Kingdom which did not begin production until 1997. Other gross margins decreased principally as a result of a reduction of technology sales and royalties which approximated $2.0 million in 1995.

         Administrative expenses for the year ended December 31, 1996 increased 27% to $19.7 million from $15.6 million for 1995. As a percent of sales, administrative expenses increased to 30% from 26%. Internally funded research and development expenses increased 35% to $1.9 million from $1.4 million as a result of the Company's increased investment in several products and developmental subsidiaries that are expected to begin generating revenue subsequent to 1996. Commercial Transportation Seating's administrative expenses increased 46% or $3.2 million, primarily as a result of the corporate and sales infrastructure necessary to support the anticipated increase in activity related to the 16g Seat. Government and Defense administrative expenses increased 25% or $1.6 million primarily as a result of increased activity and increased research and development. Other administrative expenses decreased 32% or approximately $761,000, primarily as a result of the elimination or reduction of the supporting operations for certain technologies.

         For the year ended December 31, 1996, the Company incurred an operating loss of $9.2 million compared to operating income of $4.4 million in 1995. The reduction in operating income resulted primarily from the reduction in gross margins and increased administrative expenses noted above. Excluding the effect of expensing pre-contract costs during 1996, the operating loss would have been $3.9 million. This loss is primarily due to the start-up costs of the ITS manufacturing facilities in Arizona and the United Kingdom and 16g Seat manufacturing facilities in San Diego, California and Chicago, Illinois, losses arising from research and development contracts for which the Company anticipates profitable follow-on contracts, increased research and development and the expenses of the administrative and sales infrastructure that will be necessary in 1997 to support manufacturing and the generation of sales of the ITS and 16g Seat.

         Interest expense for the year ended December 31, 1996 increased 17% to $2.4 million from $2.0 million in 1995. This increase is due to increased borrowings on the Company's bank credit facilities and the issuance of $14.3 million of the 10% Notes in a private placement to accredited investors in September 1996. These borrowings were made to fund the growth in working capital and fixed assets necessary to support the anticipated growth in revenues in 1997.

         The effective income tax rate approximated the statutory rate of 40% in 1996. For 1995, the effective income tax rate was disproportionate at 7% primarily due to the realization of tax attributes of an acquired subsidiary. The effects of the tax attributes of this acquired subsidiary were substantially recognized in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through operating cash flow, lines of credit and debt and equity offerings. In August 1993, the Company began to acquire companies, primarily with borrowed funds. The Company issued $5.7 million of 12% Senior Subordinated Notes (the "12% Notes") in connection with the acquisition of Airline Interiors in August 1993. In 1994, the Company issued approximately $6.5 million of 9% Senior Subordinated Convertible Notes (the "9% Notes") in connection with the acquisition of Coach and Car. The 9% Notes were converted into Common Stock during 1994. The Company issued Common Stock and assumed a bank line of credit of $1.7 million, of which $650,000 was repaid simultaneously with the closing, in connection with the acquisition of Artcraft in September 1994. But for the acquisitions, the Company would have been able to satisfy its financial needs through operating cash flow. These acquisitions resulted in substantially increased working capital needs to fund the large vendor payable balances, contract advances of Coach and Car existing at the date of acquisition, and the increase in receivables and inventories of all the acquired companies after the respective dates of acquisition.

         The Company completed a public offering of Common Stock, which closed and funded in April 1995. As a result of this offering, 2,328,750 shares were sold by the Company at $12 per share. Approximately $8.2 million of indebtedness was repaid at that time.

         In September 1996, the Company issued $14.3 million of the 10% Notes in a private placement to accredited investors. During 1997, $9,550,000 of the 10% Notes and $475,548 of accrued interest were converted into 679,633 shares of the Company's common stock. The 10% Notes outstanding at December 31, 1997 bear interest at 10% payable semi-annually and are due in September 1999. These remaining 10% Notes are convertible into approximately 280,000 shares of the Company's common stock. The Company has the right to call the remaining 10% Notes at par plus accrued interest. The Indenture relating to the 10% Notes and the 12% Notes contains certain covenants including limitations on sale of assets and transactions with affiliates. The Company was in compliance with all of the covenants of this indenture at December 31, 1997.

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

         During 1997 and 1996, the Company entered into modifications of its existing loan agreement with Wells Fargo Bank, N.A. These modifications have provided for an increase in the existing revolving line of credit to $20 million and $5 million for equipment purchases. The modified agreement contains a covenant that limits the Company's ability to incur additional indebtedness. Specifically, the modified agreement allows the Company to incur up to $65 million of subordinated debt, a foreign loan facility of $5.0 million, computer equipment financing and certain refinancing indebtedness. In addition, the modified agreement contains certain covenants that require the maintenance of various financial ratios, including minimum tangible net worth, as defined, of $65 million, a maximum leverage ratio, a minimum current ratio of 1.5 to 1 and a minimum debt coverage ratio. The Company was in compliance with all covenants at December 31, 1997.

         The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract receivables, net of contract advances, increased $1.6 million for the year ended December 31, 1997 principally due to the timing of work performed and the billing provisions of the related contracts. In addition, trade receivables increased $6.2 million for the year ended December 31, 1997 due to increased sales of the 16g Seat and the ITS.

         Operating activities required the use of $15.2 million of cash during the year ended December 31, 1997, compared to the use of $15.6 million of cash during the same period in 1996. Cash used by operating activities in 1997 was primarily used to fund an increase in inventories of $11.9 million and the increase in contract and trade receivables noted above. The increase in inventories was primarily related to the 16g Seat and ITS and represents the buildup necessary to support current and anticipated future deliveries. This buildup includes increases in purchased components and raw materials to be used in manufacturing and assembly processes for the ITS and 16g Seat, raw materials to be used in the manufacture of 16g Seat components by Coach and Car and composite seat backs produced by the Company's subsidiary, Viatech.

         Investing activities required the use of $3.6 million of cash during the year ended December 31, 1997. Approximately $9.2 million was used for the purchase of manufacturing equipment for the ITS located at the Company's operation in Arizona and the United Kingdom, a new facility for the manufacture of parachutes in North Carolina, computer hardware and software for system upgrades throughout all of its subsidiaries and tooling fixtures for future rail programs and certain enhancements to its 16g Seat machining cell at Coach and Car. The use of cash for equipment purchases was partially offset by $6.1 million of proceeds received from the sale of property.

         Financing activities provided $26.8 million of cash during the year ended December 31, 1997 principally from approximately $31.2 million in net proceeds received from the issuance of the 8% Notes and $2.1 million in proceeds from the issuance of common stock for option exercises offset by the net repayment of $6.9 million under the Company's revolving line of credit. In addition, the Company incurred $4.9 million of additional borrowings during 1997 principally to fund property and equipment purchases and repaid $4.5 million under other debt arrangements resulting from scheduled maturities and the sale of certain properties.

         Included in current portion of long-term debt are the 12% Notes which total $5.7 million and are due in November 1998. The Company is currently evaluating various alternatives to repay or refinance these notes on a long term basis prior to their maturity.

         The Company believes it has sufficient manufacturing capacity, at December 31, 1997, to meet its anticipated future delivery requirements. The Company anticipates cash on hand, cash provided by operating activities and the availability under its bank credit facilities will be sufficient to meet its current and foreseeable working capital requirements. The Company may, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's products and technologies.

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

         Historically, research and development efforts have fluctuated based upon available government-funded contracts. The Company anticipates that future fluctuations may also occur and that absent government funded research, the Company will directly fund research and development efforts to expand its inflatable restraint, commercial airliner seating, and rail seating technologies. As noted in Note 16 to the Consolidated Financial Statements, the Company's costs for research and development to advance its technologies were $11.8 million in 1997, of which $4.4 million was internally funded.

SEASONALITY

The Company does not believe that it is currently significantly impacted by seasonal factors.

YEAR 2000 MATTERS

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define an applicable year. The Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         In 1996, the Company initiated a plan for the conversion from existing accounting software to new state of the art manufacturing and accounting systems at each of its companies. The costs of this conversion are being expensed as incurred and have not been and are not anticipated to be material to its financial position or results of operations. As of December 31, 1997, the Company has three subsidiaries using systems affected by the Year 2000 Issue. The new systems will be in place at these three subsidiaries in 1998 which is prior to any anticipated impact on its operating systems. Management of the Company believes that the Year 2000 Issue will not pose significant operational problems for its computer systems.

FORWARD LOOKING INFORMATION AND TRENDS AND UNCERTAINTIES IN THE BUSINESS

         Commencing in fiscal 1997, the Company entered large scale production of the ITS and 16g Seat. Significant investments to transition to high volume manufacturing for these products were also made in 1997, which affected earnings. The Company began to realize significant revenues from the introduction of these products in 1997 and anticipates continued growth in 1998 and 1999. During this period, the other core businesses of the Company are expected to remain at current revenue levels. The Company's current focus is on controlling costs and eliminating inefficiencies resulting from the faster than anticipated rate of growth in its new product lines, principally the 16g Seat, and this focus should result in a positive impact on earnings.

         In 1997, the Company experienced some parts and raw materials shortages, vendor delays and quality problems that caused delays in production and deliveries. The Company has addressed these issues and believes that it has established an adequate multiple source supplier base that is industry standard. However, certain components of the Company's products are proprietary or highly regulated, including certain types of foam, hydrolocks and woven materials, and shortages of these components could cause disruptions of production from time to time. In 1998, the Company will focus on further broadening it vendor base and reliability.

         In 1997, one customer, Continental Airlines, accounted for 16% of the Company's revenue. The Company anticipates that it will fulfill current delivery requirements to Continental Airlines in early 1998 and it will not represent as significant of a customer in 1998 and following years. The Company believes that in the ordinary course of its airline seating business, the programs with Continental Airlines will be replaced by programs with other customers. Because of the significant growth in its airline seat business, management believes that in 1998, the Company can focus on broadening its customer base and scheduling production slots across a wider range of customers.

         Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows, many of which are beyond the control of the Company. In addition to the factors described above, the other factors include manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base; contract mix and shifting production and delivery schedules among the Company's three business segments; amount of resources committed to independent research and development from time to time; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonality; the cyclical nature of the airline, rail and automobile industries and other markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company. The Company's products are incorporated into a variety of transportation vehicles. A slowdown in demand for new transportation vehicles or modifications services to transportation vehicles as a result of economic or other conditions in the United States or worldwide markets served by the Company and its customers or other broad-based factors could adversely affect the Company's operating results or financial condition.


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

ITEM 6.  EXHIBITS AND REPORTS.

(a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.

  NO.                                               DESCRIPTION                                            REFERENCE
  ---                                               -----------                                            ---------

   3.1      Articles of Incorporation of Simula, Inc., as amended and restated..........................      (4)
   3.2      Bylaws of Simula, Inc., as amended and restated.............................................      (1)
   4.2      Indenture dated December 17, 1993, as amended...............................................      (2)
   4.5      Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
            the Company's issuance of Series C 10% Senior Subordinated Convertible Notes................      (6)
   4.6      Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of
            Simula, Inc. dated December 17, 1993........................................................      (7)
   4.7      Indenture dated April 1, 1997, in connection with the Company's issuance of the 8%
            Senior          Subordinated Convertible Notes due May 1, 2004..............................      (7)
  10.11     1992 Stock Option Plan......................................................................      (1)
  10.12     1992 Restricted Stock Plan..................................................................      (1)
  10.21     1994 Stock Option Plan......................................................................      (3)
  10.24     Amended Loan Agreement with Wells Fargo Bank, N.A. dated December 20, 1996.................       (6)
  10.26     Simula, Inc. Employee Stock Purchase Plan...................................................      (4)
  10.29     Form of Change of Control Agreements, between the Company and Donald W. Townsend, Bradley
            P. Forst, Sean K. Nolen, James A. Saunders, and Randall L. Taylor ..........................      (6)
 *10.30     Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P. Forst,
            Sean K. Nolen, James A. Saunders, and Randall L. Taylor
  18.       Preference Letter re: change in accounting principles.......................................      (5)
 *21.       Subsidiaries of the Company
 *24.       Powers of Attorney - Directors..............................................................      (6)
 *27.       Financial Data Schedule

----------

* Filed herewith.

         (1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

         (2) Filed with Registration Statement on Form SB-2, No. 33-61028 under the Securities Act of 1933, effective December 10, 1993.

         (3) Filed with Registration Statement on Form SB-2, No. 33-87582, under the Securities Act of 1933, effective December 28, 1994.

         (4) Filed with Definitive Proxy on May 14, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.

         (5)      Filed with Report on Form 10-Q/A for the quarter ended June
                  30, 1996.

         (6)      Filed with Report on Form 10-K for the year ended December 31,
                  1996.

         (7) Filed with Registration Statement on Form S-3, No. 333-13499, under the Securities Act of 1993, effective April 24, 1997.

(b) No reports on Form 8-K have been filed during the reporting period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona, on March 26, 1998.

                                        SIMULA, INC.

                                        By /s/   Donald W. Townsend
                                          --------------------------------------
                                               Donald W. Townsend, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10K has been signed by the following persons in the capacities and on the dates indicated.


               SIGNATURE                                      TITLE                                    DATE
               ---------                                      -----                                    ----

/s/    Donald W.  Townsend                         President and Director                           March 26, 1998
--------------------------------------------         (Principal Executive Officer)
       Donald W.  Townsend


/s/    Sean K.  Nolen                              Vice President, Chief Financial                  March 26, 1998
--------------------------------------------         Officer, Treasurer and Director
       Sean K.  Nolen                                (Principal Financial and
                                                     Accounting Officer)

/s/    Bradley P.  Forst                           Vice President, General Counsel,                 March 26, 1998
---------------------------------------------        Secretary and Director
       Bradley P.  Forst

               *                                   Chairman of the Board of Directors               March 26, 1998
--------------------------------------------
       Stanley P.  Desjardins

                *                                  Director                                         March 26, 1998
--------------------------------------------
       James C.  Withers

                *                                  Director                                         March 26, 1998
--------------------------------------------
       Robert D.  Olliver

                *                                  Director                                         March 26, 1998
--------------------------------------------
       Scott E.  Miller

                *                                  Director                                         March 26, 1998
--------------------------------------------
       John M. Leinonen





*By: /s/     Bradley P.  Forst
     ---------------------------------------
             Bradley P.  Forst
             Attorney-in-Fact

                                                   SIMULA, INC.

                                           INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report.........................................................................F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996.........................................F-4

Consolidated Statements of Operations for the three years ended December 31, 1997....................F-5

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1997..........F-6

Consolidated Statements of Cash Flows for the three years ended December 31, 1997....................F-7 to F-8

Notes to Consolidated Financial Statements...........................................................F-9 to F-20

                          SIMULA, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995, AND
                          INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT



Directors and Shareholders
Simula, Inc. and Subsidiaries
Phoenix, Arizona



We have audited the accompanying consolidated balance sheets of Simula, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Simula, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2, during 1996, the Company changed its method of accounting for pre-contract costs.



Deloitte & Touche LLP

March 13, 1998
Phoenix, Arizona

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

                                                                                   1997                1996
                                                                                   ----                ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   9,367,031        $  1,298,741
   Contract and trade receivables - Net                                         34,025,485          25,164,350
   Inventories                                                                  27,506,094          15,644,157
   Income taxes receivable                                                         146,899           1,089,564
   Deferred income taxes                                                         3,763,000           3,763,000
   Prepaid expenses and other                                                    1,494,182           1,050,215
                                                                             -------------        ------------
      Total current assets                                                      76,302,691          48,010,027
PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS - Net                            24,854,227          23,356,025
DEFERRED INCOME TAXES                                                            4,477,000           1,782,000
DEFERRED FINANCING COSTS                                                         3,136,898             928,728
INTANGIBLES - Net                                                               10,525,533          10,964,139
OTHER ASSETS                                                                       981,827           1,647,537
                                                                             -------------        ------------
      TOTAL                                                                  $ 120,278,176        $ 86,688,456
                                                                             =============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit                                                                      $   6,900,000
   Trade accounts payable                                                    $  12,007,287           9,200,214
   Other accrued liabilities                                                     6,380,273           4,019,534
   Advances on contracts                                                         1,163,109             148,194
   Current portion of long-term debt                                             8,097,242           4,536,508
                                                                             -------------        ------------
      Total current liabilities                                                 27,647,911          24,804,450
LONG-TERM DEBT - Less current portion                                           46,987,859          24,696,509
                                                                             -------------        ------------
      Total liabilities                                                         74,635,770          49,500,959

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.05 par value - authorized, 50,000,000 shares; no shares issued or outstanding
   Common stock, $.01 par value - authorized, 50,000,000 shares;
      issued and outstanding, 9,850,832 and 8,992,598 shares                        98,508              89,926
   Additional paid-in capital                                                   51,109,830          39,031,453
   Retained deficit                                                             (5,505,822)         (1,966,296)
   Currency translation adjustment                                                 (60,110)             32,414
                                                                             -------------        ------------
      Total shareholders' equity                                                45,642,406          37,187,497
                                                                             -------------        ------------
      TOTAL                                                                  $ 120,278,176        $ 86,688,456
                                                                             =============        ============



                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 1997

                                                                    1997               1996                 1995
                                                                    ----               ----                 ----

Revenue                                                        $ 90,421,984        $ 65,761,957        $ 59,088,613
Cost of revenue                                                  69,861,625          55,239,176          39,036,471
                                                                 ----------          ----------          ----------
Gross margin                                                     20,560,359          10,522,781          20,052,142
Administrative expenses                                          22,584,690          19,748,851          15,609,005
                                                                 ----------          ----------          ----------
Operating (loss) income                                          (2,024,331)         (9,226,070)          4,443,137
Interest expense                                                 (5,390,339)         (2,376,607)         (2,029,854)
Interest income                                                     313,118              51,711             440,076
Other income                                                      1,298,026
                                                                  ---------         -----------          ----------
(Loss) income before taxes                                       (5,803,526)        (11,550,966)          2,853,359
Income tax benefit (expense)                                      2,264,000           4,741,000            (196,000)
                                                                  ---------           ---------            --------
(Loss) earnings before cumulative effect of a change in
   accounting principle                                          (3,539,526)         (6,809,966)          2,657,359
Cumulative effect on prior years (to December 31, 1995)
   of changing accounting for pre-contract costs - Net
   of the related income tax benefit of $2,160,000                                   (3,239,948)
                                                               ------------        ------------        ------------
Net (loss) earnings                                            $ (3,539,526)       $(10,049,914)       $  2,657,359
                                                               ============        ============        ============


(Loss) earnings per common share - basic:
   (Loss) earnings before accounting change                    $     (0.38)        $      (0.76)       $       0.33
   Cumulative effect of a change in accounting principle                                  (0.36)
                                                               -----------         ------------        ------------
   Net (loss) earnings                                         $     (0.38)        $      (1.12)       $       0.33
                                                               ===========         ============        ============

(Loss) earnings per common share - assuming dilution :
   (Loss) earnings before accounting change                    $     (0.38)        $      (0.76)       $       0.31
   Cumulative effect of a change in accounting principle                                  (0.36)
                                                               -----------         ------------        ------------
   Net (loss) earnings                                         $     (0.38)        $      (1.12)       $       0.31
                                                               ===========         ============        ============


                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1997

                                                                                 Additional              Retained
                                                    Common Stock                  Paid-In               (Deficit)
                                            ------------------------------
                                                Shares          Amount            Capital                Earnings
                                            ---------------  -------------  ---------------------  ---------------------
BALANCE, January 1, 1995                      6,468,845        $     64,688        $ 11,226,503        $  5,638,075
   Net earnings                                                                                           2,657,359
   Offering of common shares                  2,328,750              23,288          25,544,534
   Issuance of common shares                    173,032               1,730             847,256
   Tax benefit from option exercises                                                    363,466
                                           ------------        ------------        ------------        ------------
BALANCE, December 31, 1995                    8,970,627              89,706          37,981,759           8,295,434
   Net loss                                                                                             (10,049,914)
   Issuance of common shares                    104,471               1,045             953,891
   Tax benefit from option exercises                                                    163,000
   Currency translation adjustment
   Retirement of treasury stock                 (82,500)               (825)            (67,197)           (211,816)
                                           ------------        ------------        ------------        ------------
BALANCE, December 31, 1996                    8,992,598              89,926          39,031,453          (1,966,296)
   Net loss                                                                                              (3,539,526)
   Conversion of Series C 10% Senior
      Subordinated Convertible Notes            679,633               6,796           9,586,245
   Issuance of common shares                    178,601               1,786           2,059,132
   Tax benefit from option exercises                                                    433,000
   Currency translation adjustment
                                           ------------        ------------        ------------        ------------
BALANCE, December 31, 1997                    9,850,832        $     98,508        $ 51,109,830        $ (5,505,822)
                                           ============        ============        ============        ============



                                             Currency                             Total
                                           Translation        Treasury        Shareholders'
                                            Adjustment          Stock            Equity
                                          ---------------  ---------------- ------------------
BALANCE, January 1, 1995                                       $(279,838)      $ 16,649,428
   Net earnings                                                                   2,657,359
   Offering of common shares                                                     25,567,822
   Issuance of common shares                                                        848,986
   Tax benefit from option exercises                                                363,466
                                           ---------        ------------        -----------
BALANCE, December 31, 1995                      --              (279,838)        46,087,061
   Net loss                                                                     (10,049,914)
   Issuance of common shares                                                        954,936
   Tax benefit from option exercises                                                163,000
   Currency translation adjustment         $  32,414                                 32,414
   Retirement of treasury stock                                 279,838                --
                                           ---------        ------------        -----------
BALANCE, December 31, 1996                    32,414                --           37,187,497
   Net loss                                                                      (3,539,526)
   Conversion of Series C 10% Senior
      Subordinated Convertible Notes                                              9,593,041
   Issuance of common shares                                                      2,060,918
   Tax benefit from option exercises                                                433,000
   Currency translation adjustment           (92,524)                               (92,524)
                                           =========        ============        ===========
BALANCE, December 31, 1997                 $ (60,110)       $       --          $45,642,406
                                           =========        ============        ===========


                 See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1997

                                                                  1997               1996                 1995
                                                                  ----               ----                 ----

Cash flows used for operating activities:
   Net (loss) earnings                                       $ (3,539,526)       $(10,049,914)       $  2,657,359
   Adjustments to reconcile net (loss) earnings to net
      cash used by operating activities:
      Depreciation and amortization                             4,890,913           3,278,433           3,064,833
      Deferred income taxes                                    (2,262,000)         (4,578,000)         (1,126,000)
      Currency translation adjustment                             (92,524)             32,414
      Cumulative effect of change in accounting                                     5,399,948
      Gain on sale of property                                 (1,298,026)
   Changes in net assets and liabilities:
      Contract and trade receivables, net of advances          (7,846,220)         (4,121,935)        (12,859,956)
      Inventories                                             (11,876,353)         (7,042,562)         (1,372,151)
      Income taxes receivable                                     942,665          (1,089,564)
      Prepaid expenses and other                                  219,033            (287,379)           (363,817)
      Deferred costs                                                                                   (5,572,295)
      Other assets                                                665,710             168,598          (1,089,933)
      Trade accounts payable                                    2,807,073           1,316,073           1,769,254
      Other accrued liabilities                                 2,236,287           1,411,685             378,526
                                                             ------------        ------------        ------------
        Net cash used by operating activities                 (15,152,968)        (15,562,203)        (14,514,180)
                                                             ------------        ------------        ------------

Cash flows used for investing activities:
   Purchase of property and equipment                          (9,175,513)         (8,770,586)         (3,843,133)
   Proceeds from sale of property and equipment                 6,100,000                                 743,671
   Costs incurred to obtain intangibles                          (503,996)           (522,909)           (342,528)
                                                             ------------        ------------        ------------
      Net cash used by investing activities                    (3,579,509)         (9,293,495)         (3,441,990)
                                                             ------------        ------------        ------------

Cash flows from financing activities:
   Net (repayments) borrowings under line of credit            (6,900,000)          6,900,000          (3,050,000)
   Issuance of 8% notes - net of expenses                      31,186,226
   Issuance of 10% notes - net of expenses                                         13,656,500
   Borrowings under other debt arrangements                     4,915,217           3,153,296           4,407,628
   Principle payments under other debt arrangements            (4,461,594)         (1,685,465)         (7,694,271)
   Issuance of common shares - net of expenses                  2,060,918             954,936          26,416,808
                                                             ------------        ------------        ------------
      Net cash provided by financing activities                26,800,767          22,979,267          20,080,165
                                                             ------------        ------------        ------------
Net increase (decrease) in cash and cash equivalents            8,068,290          (1,876,431)          2,123,995
Cash and cash equivalents at beginning of year                  1,298,741           3,175,172           1,051,177
                                                             ------------        ------------        ------------
Cash and cash equivalents at end of year                     $  9,367,031        $  1,298,741        $  3,175,172
                                                             ============        ============        ============


                                   (Continued)

SIMULA, INC. AND SUBSIDIARIES

THREE YEARS ENDED DECEMBER 31, 1997

                                                                     1997            1996             1995
                                                                     ----            ----             ----

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

   Interest paid                                                  $3,292,162       $1,657,995       $1,691,712
                                                                  ==========       ==========       ==========

   Taxes paid                                                     $  125,900       $  352,575       $1,365,826
                                                                  ==========       ==========       ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

   Conversion of notes:
      Conversion of $9,550,000 Series C 10% Senior
      Subordinated Convertible Notes and accrued
      interest of $475,548 less deferred note issuance
      costs of $432,507 for 679,633 shares of common stock        $9,593,041
                                                                  ==========

   Property and equipment acquired under capital leases           $  396,411       $  836,634       $  924,324
                                                                  ==========       ==========       ==========

   Tax benefits from exercise of stock options                    $  433,000       $  163,000       $  363,466
                                                                  ==========       ==========       ==========

   Purchase accounting adjustments related to the
      acquisition of Coach & Car - Additional liabilities
      offset against seller note payable                                                           $1,438,000
                                                                                                   ===========


                 See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1997

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Simula, Inc. ("Simula") and its subsidiaries (collectively the "Company"). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Described below are those generally accepted accounting principles particularly significant to the Company, including those selected from acceptable alternatives.

         a. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         b. Revenue related to government contracts and commercial rail contracts results principally from long-term fixed price contracts and is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. However, adjustments to this measurement are made when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain overhead costs related to contract production. Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it is concluded that such losses will occur.

                  Revenue derived from sales of airline and automotive commercial products is recognized at contractual amounts when the product is shipped.

         c. Inventories include raw materials not yet applied to contracts and raw materials, work-in-process and finished goods applicable to commercial products. Inventories are recorded at cost and are carried at the lower of cost or net realizable value. Amounts are removed from inventory using the first-in first-out method.

         d. Property, equipment and leasehold improvements are stated at cost. Amortization of capital leases and leasehold improvements is calculated on a straight-line basis over the life of the asset or term of the lease, whichever is shorter. Depreciation on equipment is calculated on a straight-line basis over estimated useful lives of three to twelve years and buildings are depreciated on a straight-line basis over estimated useful lives of thirty years.

         e. Deferred financing costs are amortized over the life of the related debt using the effective interest method.

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

                  Goodwill.......................................... 10-25 years
                  Covenants not to compete.......................... 10 years
                  Other ............................................ 7-20 years

         g. Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the balance sheet date. The effects of exchange rate fluctuations on translation of assets and liabilities are reported as a separate component of shareholders' equity.

         h. Statements of Cash Flows - Cash and cash equivalents presented in the statements of cash flows consist of cash on hand and highly liquid investments with an original maturity of three months or less.

         i. (Loss) earnings per common share - In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per share, ("SFAS No. 128"). Per share amounts previously reported have been restated to conform with the requirements of SFAS No.
                  128. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerators and denominators of basic and diluted earnings per share calculations. See Note 10 of Notes to Consolidated Financial Statements.

         j. New accounting pronouncements -In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic area and major customers. Both statements are effective for fiscal year 1998. The Company has not completed evaluating the effects these statements will have on its financial reporting and disclosures. These statements will have no effect on the Company's financial position or results of operations.

2.   ACCOUNTING CHANGE

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

         Pro forma amounts for the year ended December 31, 1995 assuming retroactive application on pre-contract costs, net of amortization and the related income tax benefits, would have been pro forma net earnings of $193,735 and pro forma net earnings per share of $.02. Actual net earnings per share for the year ended December 31, 1995 were $.33 for basic and $.31 assuming dilution.

3.    RECEIVABLES

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

      At December 31, receivables include the following:

                                                               1997                1996
                                                           ------------        ------------
 United States Government:
  Billed receivables                                       $  2,499,842        $  1,627,288
  Costs and estimated earnings in excess of billings          5,740,542           3,448,055
                                                           ------------        ------------
Total United States Government                                8,240,384           5,075,343
                                                           ------------        ------------
Other contracts:
  Billed receivables                                          3,191,989           5,405,940
  Costs and estimated earnings in excess of billings         13,379,546          11,732,859
                                                           ------------        ------------
Total other contracts                                        16,571,535          17,138,799
                                                           ------------        ------------
Other trade receivables                                       9,483,566           3,113,208
Less allowance for doubtful accounts                           (270,000)           (163,000)
                                                           ------------        ------------
  Contract and trade receivables - net                     $ 34,025,485        $ 25,164,350
                                                           ============        ============

4.   INVENTORIES


      At December 31, inventories consisted of the following:

                                                                1997                1996
                                                            -----------         -----------
Raw materials                                               $15,193,271         $ 4,959,810
Work-in-process                                              11,195,128           9,822,859
Finished goods                                                1,117,695             861,488
                                                            -----------         -----------
  Total inventories                                         $27,506,094         $15,644,157
                                                            ===========         ===========

5.    PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

 At December 31, property, equipment and leasehold improvements consisted of the following:

                                                                 1997                1996
                                                             ------------        ------------
Land                                                         $  1,603,870        $  3,022,819
Buildings and leasehold improvements                            3,454,989           5,533,291
Equipment                                                      29,304,270          21,934,491
                                                             ------------        ------------
Total                                                          34,363,129          30,490,601
Less accumulated depreciation and amortization                 (9,508,902)         (7,134,576)
                                                             ------------        ------------
  Property, equipment and leasehold improvements - net       $ 24,854,227        $ 23,356,025
                                                             ============        ============

6.   INTANGIBLES

 At December 31, intangibles consisted of the following:

                                                                 1997                1996
                                                             ------------        ------------
Covenant not to compete                                      $  4,989,356        $  4,989,356
Excess of cost over net assets acquired                         7,125,110           7,125,110
Patents and licenses                                            1,015,905             661,696
Other                                                             783,963             783,963
                                                             ------------        ------------
Total                                                          13,914,334          13,560,125
Less accumulated amortization                                  (3,388,801)         (2,595,986)
                                                             ------------        ------------
  Intangibles - net                                          $ 10,525,533        $ 10,964,139
                                                             ============        ============

7.   REVOLVING LINE OF CREDIT

     The Company has a $20,000,000 unsecured Revolving Line of Credit with a bank with interest at LIBOR plus 2% or prime. There was $0 outstanding on this line of credit as of December 31, 1997. The loan agreement encompassing this line of credit and the $5,000,000 amortizing term loan (Note 8) contains certain covenants that require the maintenance of a minimum tangible net worth and certain defined financial ratios. The Company was in compliance with all of the covenants of this loan agreement at December 31, 1997.

8.   DEBT

    Long-term debt at December 31 consisted of the following:

                                                                         1997                1996
                                                                    ------------        ------------
8% Senior Subordinated Convertible Notes                            $ 34,500,000
10% Senior Subordinated Convertible Notes                              4,750,000        $ 14,300,000
12% Senior Subordinated Notes                                          5,700,000           5,700,000
Various loans payable, secured by property and equipment               7,578,987           4,951,898
Various mortgage notes payable, secured by land and buildings          1,381,357           2,918,243
Obligations under capital leases, interest at 10% (Note 13)            1,174,757           1,362,876
                                                                    ------------        ------------
  Total                                                               55,085,101          29,233,017
Less current portion                                                  (8,097,242)         (4,536,508)
                                                                    ------------        ------------
Long-term debt                                                      $ 46,987,859        $ 24,696,509
                                                                    ============        ============


     During 1997, the Company completed the public offering of $34.5 million of its 8% Senior Subordinated Convertible Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of the Company's common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at the Company's option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date. However, on or after May 1, 1999 and prior to April 30, 2000, the 8% Notes will not be redeemable unless the closing price of the Company's common stock has equaled or exceeded $23.625 for 20 trading days within a period of 30 consecutive trading days. The indenture relating to the 8% Notes contains certain covenants including limitations on the incurrence of additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The Company was in compliance with all of the covenants of this indenture at December 31, 1997.

     In September 1996, the Company issued $14.3 million of Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") in a private placement to accredited investors. During 1997, $9,550,000 of the 10% Notes and $475,548 of accrued interest were converted into 679,633 shares of the Company's common stock. The 10% Notes outstanding at December 31, 1997 bear interest at 10% payable semi-annually and are due in September 1999. These remaining 10% Notes are convertible into approximately 280,000 shares of the Company's common stock. The Company has the right to call the remaining 10% Notes at par plus accrued interest.

     In December 1993, the Company issued $5.7 million of 12% Senior Subordinated Notes ("12% Notes"), due in November of 1998. The 12% Notes are not subject to redemption prior to maturity.

     The Indenture relating to the 10% Notes and the 12% Notes contains certain covenants including limitations on sale of assets and transactions with affiliates. The Company was in compliance with all of the covenants of this indenture at December 31, 1997.

     The Company has a $5,000,000 amortizing term loan under the same loan agreement encompassing the revolving line of credit (Note 7) for the financing of U.S. based equipment with an outstanding balance at December 31, 1997 of $4,105,759. Interest is payable at the LIBOR rate in effect at the time of the drawdown plus 2%. The average interest rate on the outstanding balance at December 31, 1997 is approximately 8%.



The aggregate principle payments required for the five years subsequent to December 31, 1997 are:

      1998                                                    $  8,097,242
      1999                                                       7,031,685
      2000                                                       1,755,828
      2001                                                       1,665,242
      2002                                                         869,506
      Thereafter                                                35,665,598
                                                              ------------
        Total                                                 $ 55,085,101
                                                              ============

      Interest expense for the years ended December 31 is comprised of the following:

                                                  1997             1996            1995
                                               ----------       ----------       ----------
Interest                                       $4,665,192       $2,141,963       $1,679,086
Amortization of deferred financing costs          725,147          234,644          350,768
                                               ----------       ----------       ----------
Interest expense                               $5,390,339       $2,376,607       $2,029,854
                                               ==========       ==========       ==========

     Based on borrowing rates currently available to the Company and the quoted market prices for the 8% Notes and the 12% Notes, the fair value of long-term debt at December 31, 1997 is approximately $57,000,000.

9.   INCOME TAXES

      The income tax (benefit) provision for the years ended December 31 are as follows:

                                                1997                1996               1995
                                             -----------        -----------        -----------
Current                                      $   431,000        $(2,160,000)       $ 1,322,000
Deferred                                      (2,695,000)        (4,741,000)        (1,126,000)
                                             -----------        -----------        -----------
  (Benefit) provision for income taxes       $(2,264,000)       $(6,901,000)       $   196,000
                                             ===========        ===========        ===========

                                           1997        1996        1995
                                          ----         ----        ----
Federal statutory income tax rate         34.0%        34.0%       34.0%
State income taxes                         5.3          5.3         6.0
Tax credits and other                      (.3)         1.4         0.7
Utilization of tax losses                                         (33.8)
                                          ----        -----        ----
Effective rate                            39.0%        40.7%        6.9%
                                          ====        =====        ====

      The provision for deferred income taxes consists of the following:

                                                1997               1996                1995
                                            -----------        -----------        -----------
Accruals and reserves                       $  (448,000)       $(1,157,000)       $  (946,000)
Depreciation and amortization expense           554,000            560,000            268,000
Net operating loss carryforward              (2,425,000)        (3,867,000)
Minimum tax credit carryforwards               (376,000)          (277,000)
Change in valuation allowance for tax
  loss carryforward                                                                  (448,000)
                                            -----------        -----------        -----------
  Total                                     $(2,695,000)       $(4,741,000)       $(1,126,000)
                                            ===========        ===========        ===========

      The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:

                                                                  1997              1996
                                                              -----------        -----------
      Current:
  Net operating loss carryforwards                            $ 2,900,000        $ 2,970,000
  Accrued vacation and self insurance                             294,000            324,000
  Inventory and warranty reserves                                 371,000            334,000
  Other                                                           198,000            135,000
                                                              -----------        -----------
    Total current deferred tax asset                            3,763,000          3,763,000
                                                              -----------        -----------

Long-term:
  Excess of tax over book depreciation and amortization          (490,000)            64,000
  Net operating loss carryforwards                              3,840,000          1,345,000
  Minimum tax credit carryforward                                 663,000            287,000
  Deferred start-up costs                                         348,000            352,000
  Other                                                           116,000           (266,000)
                                                              -----------        -----------
    Total long-term deferred tax asset                          4,477,000          1,782,000
                                                              -----------        -----------
    Net deferred tax asset                                    $ 8,240,000        $ 5,545,000
                                                              ===========        ===========

      The valuation allowances associated with tax loss carryforwards as of December 31 are as follows:

                                                                  1997               1996
                                                              -----------        -----------
Tax asset for loss carryforward                               $ 6,961,000        $ 4,536,000
Valuation allowance                                              (221,000)          (221,000)
                                                              -----------        -----------
  Net deferred tax asset                                      $ 6,740,000        $ 4,315,000
                                                              ===========        ===========


 At December 31, 1997, the Company had approximately $17,300,000 of net operating loss carryforwards which expire through 2012.

10.  EARNINGS PER SHARE

     As discussed in Note 1 of Notes to Consolidated Financial Statements, the following is a reconciliation of the numerators and denominators of basic and diluted per share computations for income from continuing operations for the year ended December 31, 1995 as required by SFAS No. 128. Earnings per share amounts for the years ended December 31, 1997 and 1996 are calculated using only weighted average outstanding shares of 9,288,416 and 8,947,060, respectively. Options to purchase common stock and shares to be issued upon conversion of the 8% Notes and 10% Notes (Note 8) totaling 3,896,966 and 1,881,562 for the years ended December 31, 1997 and 1996, respectively were not used for computing diluted earnings per share because the result would be anti-dilutive.

                                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 ---------------------------------------------
                                   INCOME           SHARES           PER-SHARE
                                 (NUMERATOR)     (DENOMINATOR)        AMOUNTS
                                 ----------        ---------       -----------
Basic Earnings Per Share
  Net earnings                   $2,657,359        8,175,300       $      0.33
                                                                   ===========
Effect of Dilutive Securities
  Options and warrants                               401,517
                                 ----------       ----------
Diluted Earnings Per Share       $2,657,359        8,576,817       $      0.31
                                 ==========       ==========       ===========

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

      Net periodic pension cost includes the following:

                                                       1997             1996            1995
                                                    ---------        ---------        ---------
Service cost- benefit earned during the year        $ 307,249        $ 235,167        $ 169,835
Interest cost on projected benefit obligation         175,039          147,852          116,660
Actual return on Plan assets                          (62,874)        (262,676)        (257,497)
Net amortization and deferral                         (78,635)         159,328          172,970
                                                    ---------        ---------        ---------
  Net periodic pension cost                         $ 340,779        $ 279,671        $ 201,968
                                                    =========        =========        =========


The Plan's funded status and amounts recognized in the Company's balance sheet at December 31 are as follows:

                                                             1997              1996
                                                         -----------        -----------
  Actuarial present value of benefit obligation:
  Vested                                                 $ 1,949,265        $ 1,503,283
  Nonvested benefits                                         382,815            243,064
                                                         -----------        -----------
Accumulated benefit obligation                             2,332,080          1,746,347
Effect of projected future compensation increases            582,128            453,626
                                                         -----------        -----------
Projected benefit obligation                               2,914,208          2,199,973
Plan assets at fair value                                  2,034,500          1,729,919
                                                         -----------        -----------
Plan assets less than projected benefit obligation           879,708            470,054
Unrecognized prior service costs                              15,239             19,811
Unrecognized loss                                           (524,607)          (185,107)
Unrecognized transition liability                            135,029             90,442
                                                         -----------        -----------
  Accrued pension costs                                  $   505,369        $   395,200
                                                         ===========        ===========

Assumptions at December 31 used in the accounting for the Plan were as follows:

                                                           1997     1996     1995
                                                           ----     ----     ----
Discount or settlement rate                                7.25%    7.50%    7.25%
Rate of increase in compensation levels                    3.25%    3.50%    3.50%
Expected long-term rate of return on Plan assets           8.00%    8.00%    8.00%


     The Plan's assets consist of money market accounts and investments in common stocks, mutual funds, and bonds.

     In addition, the Company has a 401(k) plan for substantially all employees and one subsidiary has a union sponsored pension plan for union employees to which the Company makes contractual contributions. Company contributions to the 401(k) plan were $38,355, $29,065 and $28,155 for the years ended December 31, 1997, 1996 and 1995, respectively.

12.  OTHER INCOME

Other income for the year ended December 31, 1997 represents the net gain on real estate transactions.

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under capital lease agreements and certain facilities under noncancellable operating leases with various renewal options. Leased assets of $2,015,324 and $2,274,565 (net of accumulated depreciation of $782,644 and $681,283) are included in property and equipment as of December 31, 1997 and 1996, respectively.

     The following is a schedule, by years, of minimum rental payments due under the leases described above and for other operating leases for the years ending December 31:



                                                                 Capital Leases  Operating Leases
                                                                  ------------    --------------
      1998                                                        $    696,250    $    2,915,682
      1999                                                             514,352         3,078,814
      2000                                                             148,182         2,729,117
      2001                                                               6,786         2,230,188
      2002                                                                             2,050,383
      Thereafter                                                                       7,455,598
                                                                  ------------    --------------
      Total minimum lease payments                                   1,365,570    $   20,459,782
                                                                                  ==============
      Less amounts representing interest                              (190,813)
                                                                  ------------
      Present value of net minimum lease payments                 $  1,174,757
                                                                  ============

     Rent expense was $2,757,991, $1,966,271 and $1,109,402 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In connection with its decision to establish a facility in the United Kingdom for the production of inflatable restraints for automobiles, the Company negotiated certain grants with local and national authorities in the United Kingdom. The total grant of approximately $3 million is anticipated to be received through January 1999 as certain levels of capital expenditures and the creation of jobs are met. These grants will be recognized as a reduction of cost of revenue in accordance with the purpose of the grants in the periods in which such grants are received.

14.  STOCK OPTIONS AND STOCK PLANS

     In 1992, the Company adopted the 1992 Stock Option Plan which provided for the issuance of up to 360,000 shares of common stock. All options available under the 1992 Plan have been granted. In August 1994, the Company adopted the

1994 Stock Option Plan which reserves up to 2,500,000 shares of common stock for issuance under the Plan. In accordance with the terms of the 1994 Plan, 1,681,775 options have been granted. Information with respect to the Plans is as follows:


                                                                     WEIGHTED
                                                                  AVERAGE OPTION
                                                 OPTION SHARES        PRICE
                                                   ---------        ---------
Outstanding at January 1, 1995                       380,925        $    5.22
   Granted                                           478,125        $   13.62
   Exercised                                        (135,500)       $    4.93
   Canceled                                           (6,300)       $    3.25
                                                   ---------
Outstanding at December 31, 1995                     717,250        $   10.85
   Granted                                           360,550        $   12.99
   Exercised                                        (104,471)       $    9.14
   Canceled                                          (51,400)       $   12.77
                                                   ---------
Outstanding at December 31, 1996                     921,929        $   11.78
   Granted                                           858,900        $   13.84
   Exercised                                        (126,575)       $   10.51
   Canceled                                           (3,100)       $   13.91
                                                   ---------
Outstanding at December 31, 1997                   1,651,154
                                                   =========



     Options are generally exercisable one year from the date of grant for up to ten years at a price equal to 100% of the fair market value at the date of grant or 85% of fair market value in the case of non-statutory options. As of December 31, 1997, 1996,and 1995, exercisable options were 1,127,304, 612,179, and
239,125, respectively.

The following information, aggregated by option price ranges, is applicable to options outstanding at December 31, 1997:

     Range of exercise prices ...........................................   $3.25 - $6.92      $12.50 - $20.50
     Shares outstanding in range.........................................         136,779            1,514,375
     Weighted-average exercise price ....................................           $5.28               $13.63
     Weighted-average remaining contractual life ........................         6 years              8 years
     Shares currently exercisable .......................................         136,779              990,525
     Weighted-average exercise price of shares currently exercisable.....           $5.28               $13.41


     The estimated fair value of options granted during 1997 was $5.47 per share. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net (loss) earnings and net (loss) earnings per share for the three years ended December 31, 1997 would have been reduced to the pro forma amounts indicated below:

                                                        1997              1996                  1995
                                                    -----------        ------------        -------------
Net (loss) income - as reported                     $(3,539,526)       $(10,049,914)       $   2,657,359
                                                    ===========        ============        =============
Net (loss) income - pro forma                       $(6,222,900)       $(12,074,645)       $     293,848
                                                    ===========        ============        =============
(Loss) income per share - basic - as reported       $     (0.38)       $      (1.12)       $        0.33
                                                    ===========        ============        =============
(Loss) income per share - basic - pro forma         $     (0.67)       $      (1.35)       $        0.04
                                                    ===========        ============        =============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. For the year ended December 31, 1997, the assumptions used for grants were no dividend yield, an expected volatility of 46%, a risk-free interest rate of 5.5% and expected lives of three years. For the years ended December 31, 1996 and 1995, the assumptions used for grants were no dividend yield, an expected volatility of 36%, a risk-free interest rate of 7% and expected lives of five years.

     Restricted Stock Plan -- In 1992, the Company adopted the 1992 Restricted Stock Plan authorizing the Company to grant to key employees of the Company the right to purchase up to an aggregate of 19,500 shares of common stock at $.01 per share. The Company has reserved 19,500 shares of common stock for issuance pursuant to the Restricted Stock Plan, of which 4,500 shares have been awarded.

     Employee Stock Purchase Plan -- On June 20, 1996, the Company adopted the Employee Stock Purchase Plan (the "ESPP") to allow eligible employees of the Company to acquire shares of the Company's common stock at periodic intervals, paid for with accumulated payroll deductions over a six month offering period. A total of 400,000 shares of the Company's common stock have been reserved for issuance under the ESPP. The first offering period under the ESPP began October 1, 1996.

15.  EXPORT SALES

      Export sales for the years ended December 31 were as follows:

                             1997              1996              1995
                         -----------       -----------       -----------
Germany                  $ 8,879,713
Canada                     4,006,302       $ 9,124,647       $ 2,091,965
United Kingdom             2,571,566         2,278,212         1,105,558
Ireland                    2,279,659
Japan                      1,167,752         1,191,468         2,522,419
Other                      3,311,925         3,231,782         1,040,877
                         -----------       -----------       -----------
Total export sales       $22,216,917       $15,826,109       $ 6,760,819
                         ===========       ===========       ===========


16.  OTHER

     The Company's research and development efforts arise from funded development contracts and proprietary research and development. Amounts arising from such efforts for the years ended December 31, were as follows:


                                                         1997              1996               1995
                                                     -----------        -----------        -----------
Research and development expenses classified
  as general and administrative expenses             $ 4,394,359        $ 1,915,649        $ 1,419,340
                                                     ===========        ===========        ===========
Funded contracts:
  Revenues funded by customers                       $ 6,933,661        $ 6,518,818        $ 3,901,662
  Research and development expenses classified
       as cost of such revenue                        (7,382,734)        (8,587,658)        (4,721,858)
                                                     -----------        -----------        -----------
Funded contract deficiency                           $  (449,073)       $(2,068,840)       $  (820,196)
                                                     ===========        ===========        ===========


The above amounts do not include pre-contract costs which the Company began expensing in 1996 (See Note 2). Pre-contract costs expended for the years ended December 31, 1997, 1996 and 1995 were approximately $2,200,000, $6,420,000 and
$4,438,000, respectively.

17.  SEGMENT REPORTING

     The Company is a holding company for wholly owned subsidiaries which operate in three primary business segments. The Commercial Transportation Seating segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines, rail and other mass transit. The Government and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic armor and composites principally in connection with branches of the United States armed forces procurement. The Automobile Safety Systems segment includes operations encompassing inflatable restraints and related technology for automobiles. The remaining segment, entitled Other, represents general corporate operations.

     For the years ended December 31, 1997, 1996 and 1995, inter-segment sales were insignificant and total intercompany sales of $10,085,025, $7,547,039 and $4,065,201, respectively, have been eliminated.


                                                                                1997
                                   -----------------------------------------------------------------------------------------------
                                     Commercial                              Automobile
                                    Transportation       Government           Safety
                                      Seating            and Defense          Systems               Other                Total
                                   -------------        -------------       -------------       -------------        -------------
Revenue:
   Contract Revenue                $  23,491,089        $  29,104,203                                                $  52,595,292
   Product Sales                      27,685,352            1,191,077       $   8,599,667       $      70,550           37,546,646
   Technology sales and royalties                                                 280,046                                  280,046
                                   -------------        -------------       -------------       -------------        -------------
     Total Revenue                 $  51,176,441        $  30,295,280       $   8,879,713       $      70,550        $  90,421,984
                                   =============        =============       =============       =============        =============

Operating (loss) income            $  (2,583,656)       $     701,324       $     936,142       $  (1,078,141)       $  (2,024,331)
Identifiable assets                   57,067,905           28,306,613          16,641,150          18,262,508          120,278,176
Depreciation and amortization          2,296,974            1,183,521             561,808             848,610            4,890,913
Capital expenditures                   2,556,983            2,742,032           4,202,247              70,662            9,571,924

     Revenue from three major customers accounted for approximately 41% of total revenue for the year ended December 31, 1997. Contract and trade receivables from these customers accounted for approximately 27% of the total contract and trade receivables at December 31, 1997. The Government and Defense segment recognized revenue from all branches of the United States armed forces which accounted for approximately 15% of total revenue for the year ended December 31, 1997. The Commercial Transportation Seating segment recognized revenue from Continental Airlines that accounted for approximately 16% of total revenue for the year ended December 31, 1997.

     The Company has performed work for the United States armed forces since 1975 and has no reason to believe that there will be any change in these customer relationships. The Company anticipates that it will fulfill current delivery requirements to Continental Airlines in early 1998 and it will not represent as significant of a customer in 1998 and following years. The Company believes that in the ordinary course of its airline seating business, the programs with Continental Airlines will be replaced by programs with other customers.

                                                                         1996
                                        -----------------------------------------------------------------------
                                        Commercial
                                       Transportation       Government
                                          Seating           and Defense           Other               Total
                                        ------------        ------------       ------------        ------------
Revenue:
   Contract revenue                     $ 23,636,852        $31,372,051                            $ 55,008,903
   Product sales                           8,965,719             685,218       $    847,467          10,498,404
   Technology sales and royalties                                254,650                                254,650
                                        ------------        ------------       ------------        ------------
     Total revenue                      $ 32,602,571        $ 32,311,919       $    847,467        $ 65,761,957
                                        ============        ============       ============        ============

Operating (loss) income                 $ (6,327,689)       $  1,355,917       $ (4,254,298)       $ (9,226,070)
Identifiable assets                       43,971,150          28,217,854         14,499,452          86,688,456
Depreciation and amortization              1,967,959             909,619            400,855           3,278,433
Capital expenditures                       2,470,336           2,916,342          4,220,542           9,607,220


     Revenue from two major customers accounted for approximately 37% of total revenue for the year ended December 31, 1996. Contract and trade receivables from these customers accounted for approximately 11% of the total contract and trade receivables at December 31, 1996. The Government and Defense segment recognized revenue from all branches of the United States armed forces which accounted for approximately 27% of total revenue for the year ended December 31, 1996.

                                                                    1995
                                          -----------------------------------------------------------------
                                           Commercial
                                          Transportation     Government
                                            Seating         and Defense          Other             Total
                                          -----------       -----------       -----------       -----------
   Revenue:
     Contract revenue                     $23,936,070       $24,753,600                         $48,689,670
     Product sales                          5,673,264                         $ 1,968,879         7,642,143
     Technology sales and royalties                             779,347         1,977,453         2,756,800
                                          -----------       -----------       -----------       -----------
     Total revenue                        $29,609,334       $25,532,947       $ 3,946,332       $59,088,613
                                          ===========       ===========       ===========       ===========

Operating income                          $   651,695       $ 3,294,791       $   496,651       $ 4,443,137
Identifiable assets                        36,273,362        26,629,708        10,233,066        73,136,136
Depreciation and amortization               1,899,899           564,842           600,092         3,064,833
Capital expenditures                        1,459,651         1,829,664         1,478,142         4,767,457


     The Government and Defense segment recognized revenue from all branches of the United States armed forces which accounted for approximately 18% of total revenue for the year ended December 31, 1995. Contract and trade receivables from this customer accounted for approximately 17% of the total contract and trade receivables at December 31, 1995.



18.   UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                                                                         1997
                                                   -----------------------------------------------------------------------
                                                      First              Second              Third              Fourth
                                                   ------------        ------------       ------------        ------------
Revenue                                            $ 17,825,823        $ 20,065,365       $ 23,642,745        $ 28,888,051
Cost of Revenue                                      12,764,105          13,663,941         20,255,231          23,178,348
                                                   ------------        ------------       ------------        ------------
Gross margin                                       $  5,061,718        $  6,401,424       $  3,387,514        $  5,709,703
                                                   ============        ============       ============        ============

Net (loss) earnings                                $   (566,137)       $     18,301       $ (2,385,010)       $   (606,680)
Net earnings per common share - basic
   and assuming dilution                           $      (0.06)       $         --       $      (0.26)       $      (0.06)



                                                                                     1996
                                                  ------------------------------------------------------------------------
                                                      First              Second              Third               Fourth
                                                  ------------        ------------        ------------        ------------
Revenue                                           $ 16,742,512        $ 19,615,830        $ 12,914,643        $ 16,488,972
Cost of Revenue                                     12,316,453          15,478,516          10,765,168          16,679,039
                                                  ------------        ------------        ------------        ------------
Gross margin                                      $  4,426,059        $  4,137,314        $  2,149,475        $   (190,067)
                                                  ============        ============        ============        ============

(Loss) earnings before cumulative effect of
   an accounting change                           $    121,932        $   (305,428)       $ (2,087,492)       $ (4,538,978)
Cumulative effect of an accounting change           (3,239,948)
                                                  ------------        ------------        ------------        ------------
Net loss                                          $ (3,118,016)       $   (305,428)       $ (2,087,492)       $ (4,538,978)
                                                  ============        ============        ============        ============
Net earnings per common share - basic
   and assuming dilution                          $      (0.35)       $      (0.03)       $      (0.23)       $      (0.51)

                                Exhibit Index


  NO.                                               DESCRIPTION                                            REFERENCE
  ---                                               -----------                                            ---------

   3.1      Articles of Incorporation of Simula, Inc., as amended and restated..........................      (4)
   3.2      Bylaws of Simula, Inc., as amended and restated.............................................      (1)
   4.2      Indenture dated December 17, 1993, as amended...............................................      (2)
   4.5      Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
            the Company's issuance of Series C 10% Senior Subordinated Convertible Notes................      (6)
   4.6      Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of
            Simula, Inc. dated December 17, 1993........................................................      (7)
   4.7      Indenture dated April 1, 1997, in connection with the Company's issuance of the 8%
            Senior          Subordinated Convertible Notes due May 1, 2004..............................      (7)
  10.11     1992 Stock Option Plan......................................................................      (1)
  10.12     1992 Restricted Stock Plan..................................................................      (1)
  10.21     1994 Stock Option Plan......................................................................      (3)
  10.24     Amended Loan Agreement with Wells Fargo Bank, N.A. dated December 20, 1996.................       (6)
  10.26     Simula, Inc. Employee Stock Purchase Plan...................................................      (4)
  10.29     Form of Change of Control Agreements, between the Company and Donald W. Townsend, Bradley
            P. Forst, Sean K. Nolen, James A. Saunders, and Randall L. Taylor ..........................      (6)
 *10.30     Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P. Forst,
            Sean K. Nolen, James A. Saunders, and Randall L. Taylor
  18.       Preference Letter re: change in accounting principles.......................................      (5)
 *21.       Subsidiaries of the Company
 *24.       Powers of Attorney - Directors..............................................................      (6)
 *27.       Financial Data Schedule

----------

* Filed herewith.

         (1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

         (2) Filed with Registration Statement on Form SB-2, No. 33-61028 under the Securities Act of 1933, effective December 10, 1993.

         (3) Filed with Registration Statement on Form SB-2, No. 33-87582, under the Securities Act of 1933, effective December 28, 1994.

         (4) Filed with Definitive Proxy on May 14, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.

         (5)      Filed with Report on Form 10-Q/A for the quarter ended June
                  30, 1996.

         (6)      Filed with Report on Form 10-K for the year ended December 31,
                  1996.

         (7) Filed with Registration Statement on Form S-3, No. 333-13499, under the Securities Act of 1993, effective April 24, 1997.

(b) No reports on Form 8-K have been filed during the reporting period.