Form 10-Q
period 1998-03-31
SIMULA INC
filed 1998-05-13
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1998 or

      [X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
            _________

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

                 Yes        [X]          No

(2)  has been subject to such filing requirements for the past 90 days.

                 Yes        [X]          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                      Outstanding at
           Class                                      March 31, 1998

 Common Stock, $.01 par value                            9,872,070

                                  SIMULA, INC.


                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                         PAGE
Item 1 - Financial Statements

         Consolidated Balance Sheets
              March 31, 1998 and December 31, 1997.........................2

         Consolidated Statements of Operations
              Three Months Ended March 31, 1998 and 1997...................3

         Consolidated Statement of Shareholders' Equity
              Three Months Ended March 31, 1998............................4

         Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1998 and 1997...................5

         Notes to Interim Consolidated Financial Statements ...............6

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition...........7 - 10


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports.............................................11

SIGNATURE.................................................................12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          SIMULA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,           December 31,
                                                                                         1998                 1997
                                                                                   -----------------    -----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                          $ 6,751,034          $ 9,367,031
     Contract and trade receivables  - Net                                               36,399,300           34,025,485
     Inventories                                                                         28,399,190           27,506,094
     Deferred income taxes                                                                3,763,000            3,763,000
     Prepaid expenses and other                                                           1,456,352            1,641,081
                                                                                   -----------------    -----------------

          Total current assets                                                           76,768,876           76,302,691

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                                     25,238,302           24,854,227
DEFERRED INCOME TAXES                                                                     4,473,000            4,477,000
DEFERRED FINANCING COSTS                                                                  2,967,457            3,136,898
INTANGIBLES - Net                                                                        10,314,160           10,525,533
OTHER ASSETS                                                                                803,232              981,827
                                                                                   -----------------    -----------------

          TOTAL                                                                       $ 120,565,027        $ 120,278,176
                                                                                   =================    =================


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit                                                           $ 3,700,000
     Trade accounts payable                                                               8,645,167         $ 12,007,287
     Other accrued liabilities                                                            6,117,878            6,380,273
     Advances on contracts                                                                1,508,499            1,163,109
     Current portion of long-term debt                                                    8,114,485            8,097,242
                                                                                   -----------------    -----------------

          Total current liabilities                                                      28,086,029           27,647,911

LONG-TERM DEBT - Less current portion                                                    46,381,873           46,987,859
                                                                                   -----------------    -----------------

          Total liabilities                                                              74,467,902           74,635,770
                                                                                   -----------------    -----------------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.05 par value - authorized 50,000,000 shares;
         no shares issued or outstanding
     Common stock, $.01 par value - authorized 50,000,000 shares;
         issued 9,872,070 (1998) and 9,850,832 (1997) shares                                 98,721               98,508
     Additional paid-in capital                                                          51,383,168           51,109,830
     Retained deficit                                                                    (5,501,121)          (5,505,822)
     Currency translation adjustment                                                        116,357              (60,110)
                                                                                   -----------------    -----------------

          Total shareholders' equity                                                     46,097,125           45,642,406
                                                                                   -----------------    -----------------

          TOTAL                                                                       $ 120,565,027        $ 120,278,176
                                                                                   =================    =================


             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Three Months Ended March 31,
                                                                                   --------------------------------------
                                                                                         1998                 1997
                                                                                   -----------------    -----------------

Revenue                                                                                $ 28,003,702         $ 17,825,823

Cost of revenue                                                                          20,945,119           12,764,105
                                                                                   -----------------    -----------------

Gross margin                                                                              7,058,583            5,061,718

Administrative expenses                                                                   5,656,939            5,055,215
                                                                                   -----------------    -----------------

Operating income                                                                          1,401,644                6,503

Interest expense                                                                         (1,455,505)            (951,640)

Interest income                                                                              62,562
                                                                                   -----------------    -----------------

Income (loss) before taxes                                                                    8,701             (945,137)

Income tax (expense) benefit                                                                 (4,000)             379,000
                                                                                   -----------------    -----------------

Net earnings (loss)                                                                         $ 4,701           $ (566,137)
                                                                                   =================    =================


Earnings (loss) per common share - basic                                                        $ -               $ (0.06)
                                                                                   =================    =================

Earnings (loss) per common share - assuming dilution                                            $ -               $ (0.06)
                                                                                   =================    =================


             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998



                                          Common Stock            Additional                              Currency         Total
                                   ----------------------------    Paid-in            Retained           Translation   Shareholders'
                                      Shares         Amount        Capital            (Deficit)          Adjustment        Equity
                                   --------------  ------------  --------------  -----------------  --------------  ----------------
BALANCE, January 1, 1998               9,850,832      $ 98,508    $ 51,109,830       $ (5,505,822)      $ (60,110)     $ 45,642,406

Net earnings                                                                                4,701                             4,701

Issuance of common shares                 21,238           213         273,338                                              273,551

Currency translation adjustment                                                                           176,467           176,467
                                   --------------  ------------  --------------  -----------------  --------------  ----------------

BALANCE, March 31, 1998                9,872,070      $ 98,721    $ 51,383,168       $ (5,501,121)      $ 116,357      $ 46,097,125
                                   ==============  ============  ==============  =================  ==============  ================

             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Three Months Ended March 31,
                                                                                   --------------------------------------
                                                                                          1998                1997
                                                                                   ------------------   -----------------

 Cash flows used for operating activities:
      Net earnings (loss)                                                                    $ 4,701          $ (566,137)
      Adjustment to reconcile net earnings (loss) to net cash used by operating activities:
         Depreciation and amortization                                                     1,439,958             924,731
         Deferred income taxes                                                                 4,000            (379,000)
         Currency translation adjustment                                                     176,467             (53,479)
      Changes in net assets and liabilities:
         Contract and trade receivables - net of advances                                 (2,028,425)           (472,215)
         Inventories                                                                        (898,502)         (2,353,608)
         Prepaid expenses and other                                                          184,729             152,033
         Other assets                                                                        153,084            (117,706)
         Trade accounts payable                                                           (3,362,120)           (473,594)
         Other accrued liabilities                                                          (262,395)           (109,745)
                                                                                   ------------------   -----------------

             Net cash used by operating activities                                        (4,588,503)         (3,448,720)
                                                                                   ------------------   -----------------

 Cash flows used by investing activities:
      Purchase of property and equipment                                                  (1,385,304)         (2,400,583)
      Costs incurred to obtain intangibles                                                   (26,998)            (27,968)
                                                                                   ------------------   -----------------

             Net cash used in investing activities                                        (1,412,302)         (2,428,551)
                                                                                   ------------------   -----------------

 Cash flows from financing activities:
      Net borrowings under line of credit                                                  3,700,000           6,025,000
      Principal payments under other debt arrangements                                      (588,743)           (432,298)
      Issuance of common shares                                                              273,551             252,072
                                                                                   ------------------   -----------------

             Net cash provided by financing activities                                     3,384,808           5,844,774
                                                                                   ------------------   -----------------

 Net decrease in cash and cash equivalents                                                (2,615,997)            (32,497)

 Cash and cash equivalents at beginning of period                                          9,367,031           1,298,741
                                                                                   ------------------   -----------------

 Cash and cash equivalents at end of period                                              $ 6,751,034         $ 1,266,244
                                                                                   ==================   =================


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Interest paid                                                                      $ 1,856,849           $ 940,432
                                                                                   ==================   =================

      Taxes paid                                                                                 $ -            $ 60,000
                                                                                   ==================   =================

             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

         The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - INVENTORIES:

         At March 31, 1998 and December 31, 1997, inventories consisted of the following.


                                                                           March 31,           December 31,
                                                                             1998                 1997
                                                                      -----------------    -----------------

Raw materials                                                             $ 15,263,618         $ 15,193,271
Work in process                                                             11,194,759           11,195,128
Finished goods                                                               1,940,813            1,117,695
                                                                      -----------------    -----------------

   Total inventories                                                      $ 28,399,190         $ 27,506,094
                                                                      =================    =================




NOTE 3 - EARNINGS PER SHARE:

         The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for income from continuing operations for the three month period ended March 31, 1998 as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS No. 128"). For the three month period ended March 31, 1998, the effects of 2,245,812 total shares to be issued upon conversion of the Company's 8% Senior Subordinated Convertible Notes (the "8% Notes") and the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") were not used for computing diluted earnings per share because the result would be anti-dilutive. Earnings per share amounts for the three months ended March 31, 1997 is calculated using only weighted average outstanding shares of 8,996,495. For the three month period ended March 31, 1997, the effects of 2,543,787 total shares related to options to purchase common stock and shares to be issued upon conversion of the 10% Notes were not used for computing diluted earnings per share because the result would be anti-dilutive.


                                                               Three months ended March 31, 1998
                                                   ----------------------------------------------------------
                                                        Income               Shares            Per-Share
                                                     (Numerator)         (Denominator)          Amounts
                                                   -----------------    -----------------   -----------------
Basic earnings per share:
  Net earnings                                              $ 4,701            9,851,392     $            --
                                                                                            =================

Effect of dilutive securities:
  Stock options                                                                  280,071
                                                   -----------------    -----------------

Diluted earnings per share                                  $ 4,701           10,131,463     $            --
                                                   =================    =================   =================




NOTE 4 - COMPREHENSIVE INCOME:

         The Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, on January 1, 1998. Comprehensive income includes adjustments made for foreign currency translation. Comprehensive income
         (loss) for the three months ended March 31, 1998 and 1997 was $110,581 and ($598,224), respectively.

                                  SIMULA, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

         The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three month period ended March 31, 1998 compared to the same period of the prior year. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

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

         Since its founding in 1975, the Company's historic business has been as a government and defense contractor. Additionally, commencing with acquisitions and commercial products development since 1993, the Company has become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a successful new entrant in the manufacture of new commercial airliner seating and inflatable restraints for automobiles. Utilizing its proprietary safety technology, the Company has introduced crashworthy systems for a variety of vehicles and aircraft including its 16g commercial airliner passenger seat ("16g Seat") and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure ("ITS").

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

         The Company's revenue has historically been derived principally from sales of Company manufactured products. A substantial portion of its current revenue is generated from long-term production contracts which are accounted for under the percentage of completion method of accounting. Under this method, revenue is recorded as production progresses so that revenue less costs incurred to date yields the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts.

                                  SIMULA, INC.


         The Company is a holding company for wholly owned subsidiaries which operate in three primary business segments. The Commercial Transportation Seating segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines, rail and other mass transit. The Government and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic armor and composites principally in connection with branches of the United States armed forces procurement. The Automobile Safety Systems segment includes operations encompassing inflatable restraints, principally the ITS, and related technology for automobiles. In addition, the Company maintains general corporate operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to 1997

         Revenue for the three months ended March 31, 1998 increased 57% to $28.0 million from $17.8 million for the comparable period in 1997. This increase was due to increased sales of 16g Seats and the ITS.

         Gross margin for the three months ended March 31, 1998 increased 39% to $7.1 million from $5.1 million for the comparable period in 1997. The increase in gross margin was due to the increase in revenue noted above. As a percent of sales, gross margin for the three months ended March 31, 1998 decreased to 25% from 28% for the comparable period in 1997. The decrease in gross margin percentage is principally due to the transition from airline refurbishment to high volume manufacturing of the Company's new 16g Seat. Airline refurbishment, which has historically achieved higher gross margin percentages at relatively low volumes, constituted a greater proportion of the Company's business in the three months ended March 31, 1997. In addition, the significant increase in deliveries of the 16g Seat has resulted in various cost inefficiencies and production related expenses. Gross margin percentages were also negatively impacted by certain Government and Defense developmental programs initiated in the first quarter of 1998. These negative impacts were substantially offset by the significant improvement in the gross margin percentage for the ITS. The Company did not recognize significant revenue from the ITS in the first quarter of 1997 while incurring pre-contract costs related to the final pre-production development of the ITS and start-up costs related to its manufacturing facilities in Arizona and the United Kingdom.

         Administrative expenses for the three months ended March 31, 1998 increased 12% to $5.7 million from $5.1 million for the comparable period in 1997. This increase was primarily attributable to the expansion of the corporate and sales infrastructure related to the commercial introduction of the ITS, including resources being utilized for sales and administration versus pre-contract activities and research and development related to the expansion of ITS technologies.

         Interest expense for the three months ended March 31, 1998 increased 53% to $1.5 million from approximately $952,000 for the comparable period in 1997. This increase was principally due to the issuance of $34.5 million of the 8% Senior Subordinated Convertible Notes (the "8% Notes") in April 1997. These borrowings were made to fund the Company's growth in working capital and fixed assets necessary to support the anticipated growth in revenues for 1997 and subsequent years. The increase in interest expense due to the 8% Notes was partially offset by lower borrowing on the Company's line of credit and the conversion during the third quarter of 1997 of $9.6 million of the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") into common stock of the Company.

         Interest income for the three months ended March 31, 1998 represents income from the investment by the Company of available cash in high quality government and short-term investment grade, interest bearing securities.

         The effective income tax rate for the three month periods ended March 31, 1998 and 1997 approximated the Company's combined statutory rate of 40%.

                                  SIMULA, INC.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $2.0 million for the three months ended March 31, 1998 due principally to the throughput on certain Government and Defense contracts and a rail contract for which substantial production was initiated in the first quarter of 1998.

         Operating activities required the use of $4.6 million of cash during the three months ended March 31, 1998, compared to the use of $3.4 million of cash during the same period in 1997. Cash used by operating activities in the 1998 period was primarily used to reduce accounts payable by $3.4 million and to fund the increase in contract receivables noted above. The reduction in accounts payable was principally made in connection with price negotiations with suppliers of components for the Company's 16g Seat. The Company negotiated certain material price reductions with these vendors in exchange for reduced terms and increased volumes. In addition, inventories increased approximately $900,000. This increase was due to an increase in 16g Seat and ITS inventory necessary to support anticipated future deliveries offset by reductions in inventory for the Government and Defense and rail operations as certain contracts began production.

         Investing activities required the use of $1.4 million of cash during the three months ended March 31, 1998 primarily for the purchase of manufacturing equipment for the ITS located at the Company's operations in Arizona and the United Kingdom and certain improvements to these facilities.

         Financing activities provided $3.4 million of cash during the three months ended March 31, 1998 principally from $3.7 million in net borrowings under the Company's $20 million revolving line of credit offset by principal payments under other debt arrangements for scheduled maturities.

         Included in current portion of long-term debt are the 12% Senior Subordinated Notes (the "12% Notes"), which total $5.7 million and are due in November 1998. The Company is currently evaluating various alternatives to repay or refinance these notes on a long term basis prior to their maturity.

         The Company believes it has sufficient manufacturing capacity in place at March 31, 1998 to meet its foreseeable delivery requirements. The Company anticipates cash on hand, cash provided by operating activities once the 16g Seat and ITS reach full scale production and the availability under its bank credit facilities will be sufficient to meet its current and foreseeable working capital requirements. The Company may, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of additional capital in public markets will be primarily dependent upon prevailing market conditions and demand for the Company's technologies and products.

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

                                  SIMULA, INC.


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

                                  SIMULA, INC.


ITEM 6.  EXHIBITS AND REPORTS.

(a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.


  NO.                                               DESCRIPTION                                            REFERENCE
  ---                                               -----------                                            ---------

   3.1      Articles of Incorporation of Simula, Inc., as amended and restated..........................      (4)
   3.2      Bylaws of Simula, Inc., as amended and restated.............................................      (1)
   4.2      Indenture dated December 17, 1993, as amended...............................................      (2)
   4.5      Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
            Company's issuance of Series C 10% Senior Subordinated Convertible Notes....................      (6)
   4.6      Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of
            Simula, Inc. dated December 17, 1993........................................................      (7)
   4.7      Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
            Subordinated Convertible Notes due May 1, 2004..............................................      (7)
  10.11     1992 Stock Option Plan......................................................................      (1)
  10.12     1992 Restricted Stock Plan..................................................................      (1)
  10.21     1994 Stock Option Plan......................................................................      (3)
  10.24     Amended Loan Agreement with Wells Fargo Bank, N.A. dated December 20, 1996..................      (6)
  10.26     Simula, Inc. Employee Stock Purchase Plan...................................................      (4)
 *10.29     Form of Change of Control Agreements, as amended and restated, between the Company and
            Donald W. Townsend, Bradley P. Forst, Sean K. Nolen, James A. Saunders, Donald Rutter, and
            Randall L. Taylor ..........................................................................
  10.30     Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P. Forst,
            Sean K. Nolen, James A. Saunders, and Randall L. Taylor.....................................      (8)
  18.       Preference Letter re: change in accounting principles.......................................      (5)
 *21.       Subsidiaries of the Company
  24.       Powers of Attorney - Directors..............................................................      (8)
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

      (8)   Filed with Report on Form 10-K for the year ended December 31,
            1997.

(b) No reports on Form 8-K have been filed during the reporting period.

                                  SIMULA, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SIMULA, INC.



DATE:             May 13, 1998                         /s/  Donald W. Townsend
         --------------------------------            -------------------------

                                                     DONALD W. TOWNSEND
                                                     President
                                                     Chief Operating Officer


                                                       /s/  Sean K. Nolen
                                                     -------------------------
                                                     SEAN K. NOLEN
                                                     Vice President of Finance
                                                     Chief Financial Officer

                                  SIMULA, INC.


ITEM 6.  EXHIBITS AND REPORTS.

(a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.


  NO.                                               DESCRIPTION                                            REFERENCE
  ---                                               -----------                                            ---------

   3.1      Articles of Incorporation of Simula, Inc., as amended and restated..........................      (4)
   3.2      Bylaws of Simula, Inc., as amended and restated.............................................      (1)
   4.2      Indenture dated December 17, 1993, as amended...............................................      (2)
   4.5      Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
            Company's issuance of Series C 10% Senior Subordinated Convertible Notes....................      (6)
   4.6      Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of
            Simula, Inc. dated December 17, 1993........................................................      (7)
   4.7      Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
            Subordinated Convertible Notes due May 1, 2004..............................................      (7)
  10.11     1992 Stock Option Plan......................................................................      (1)
  10.12     1992 Restricted Stock Plan..................................................................      (1)
  10.21     1994 Stock Option Plan......................................................................      (3)
  10.24     Amended Loan Agreement with Wells Fargo Bank, N.A. dated December 20, 1996..................      (6)
  10.26     Simula, Inc. Employee Stock Purchase Plan...................................................      (4)
 *10.29     Form of Change of Control Agreements, as amended and restated, between the Company and
            Donald W. Townsend, Bradley P. Forst, Sean K. Nolen, James A. Saunders, Donald Rutter, and
            Randall L. Taylor ..........................................................................
  10.30     Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P. Forst,
            Sean K. Nolen, James A. Saunders, and Randall L. Taylor.....................................      (8)
  18.       Preference Letter re: change in accounting principles.......................................      (5)
 *21.       Subsidiaries of the Company
  24.       Powers of Attorney - Directors..............................................................      (8)
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

      (8)   Filed with Report on Form 10-K for the year ended December 31,
            1997.

(b) No reports on Form 8-K have been filed during the reporting period.