Form 10-Q
period 1998-06-30
SIMULA INC
filed 1998-08-13
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

    / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1998 or

   /   /    Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
            For the transition period from ___________ to _________

            Commission file number 1-12410


                                  Simula, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Arizona                                                86-0320129
-------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


2700 North Central Avenue, Suite 1000, Phoenix, Arizona              85004
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                       (Zip Code)


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

                 Yes     / X /         No    /   /

(2)  has been subject to such filing requirements for the past 90 days.

                 Yes     / X /         No    /   /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                         Outstanding at June 30, 1998
     ----------------------------           ----------------------------
     Common Stock, $.01 par value                    9,877,103

                                  SIMULA, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                              PAGE
                                                                              ----
Item 1 - Financial Statements

      Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997 ............................      2

      Consolidated Statements of Operations
         Three and Six Months Ended June 30, 1998 and 1997 ..............      3

      Consolidated Statement of Shareholders' Equity
         Six Months Ended June 30, 1998 .................................      4

      Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997 ........................      5

      Notes to Interim Consolidated Financial Statements ................     6 - 7

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition ..................     8 - 12


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders ............     13

Item 5 - Other - Discontinued Operations ................................     13

Item 6 - Exhibits and Reports ...........................................     14

SIGNATURES ..............................................................     15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       JUNE 30,             DECEMBER 31,
                                                                        1998                  1997
                                                                   -------------         -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $   6,289,127         $   9,367,031
     Contract and trade receivables  - Net                            26,577,922            22,897,091
     Inventories                                                      27,663,055            23,772,430
     Deferred income taxes                                             4,750,000             3,763,000
     Prepaid expenses and other                                        1,778,838             1,335,366
     Net current assets of discontinued operations                     9,511,606            12,274,200
                                                                   -------------         -------------

          Total current assets                                        76,570,548            73,409,118

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                  19,974,381            18,666,140
DEFERRED INCOME TAXES                                                  7,559,000             4,477,000
DEFERRED FINANCING COSTS                                               2,827,517             3,136,898
INTANGIBLES - Net                                                      3,534,336             3,701,494
OTHER ASSETS                                                             332,134               497,823
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                        6,868,382            13,470,801
                                                                   -------------         -------------

          TOTAL                                                    $ 117,666,298         $ 117,359,274
                                                                   =============         =============


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit                                      $   7,050,000
     Trade accounts payable                                            7,877,746         $   9,832,206
     Other accrued liabilities                                         6,706,622             5,662,816
     Advances on contracts                                             1,935,659             1,163,109
     Current portion of long-term debt                                 7,975,539             8,096,207
                                                                   -------------         -------------

          Total current liabilities                                   31,545,566            24,754,338

LONG-TERM DEBT - Less current portion                                 46,102,467            46,962,530
                                                                   -------------         -------------

          Total liabilities                                           77,648,033            71,716,868
                                                                   -------------         -------------

SHAREHOLDERS' EQUITY
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value - authorized 50,000,000
         shares; issued 9,877,103 and 9,850,832                           98,771                98,508
     Additional paid-in capital                                       51,449,142            51,109,830
     Accumulated deficit                                             (11,610,555)           (5,505,822)
     Currency translation adjustment                                      80,907               (60,110)
                                                                   -------------         -------------

          Total shareholders' equity                                  40,018,265            45,642,406
                                                                   -------------         -------------

          TOTAL                                                    $ 117,666,298         $ 117,359,274
                                                                   =============         =============


             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------    -----------------------------
                                                                          1998            1997            1998             1997
                                                                      ------------    ------------    ------------     ------------
Revenue                                                               $ 25,739,419    $ 13,006,130    $ 48,281,597     $ 24,317,606

Cost of revenue                                                         19,067,593       8,284,746      35,683,586       16,164,703
                                                                      ------------    ------------    ------------     ------------

Gross margin                                                             6,671,826       4,721,384      12,598,011        8,152,903

Administrative expenses                                                  4,690,539       4,114,239       9,087,781        8,207,766
                                                                      ------------    ------------    ------------     ------------

Operating income (loss)                                                  1,981,287         607,145       3,510,230          (54,863)

Interest expense                                                        (1,194,824)     (1,210,503)     (2,403,650)      (2,000,683)

Interest income                                                             52,513         173,327         115,075          173,327
                                                                      ------------    ------------    ------------     ------------

Earnings (loss) before taxes and discontinued operations                   838,976        (430,031)      1,221,655       (1,882,219)

Income tax (expense) benefit                                              (336,000)        186,000        (490,000)         768,000
                                                                      ------------    ------------    ------------     ------------

Earnings (loss) from continuing operations                                 502,976        (244,031)        731,655       (1,114,219)

Discontinued operations:
     (Loss) earnings from discontinued operations, net of tax           (1,932,410)        262,332      (2,156,388)         566,383
     Estimated loss on disposal, net of tax                             (4,680,000)                     (4,680,000)
                                                                      ------------    ------------    ------------     ------------

Net (loss) earnings                                                   $ (6,109,434)   $     18,301    $ (6,104,733)    $   (547,836)
                                                                      ============    ============    ============     ============


(Loss) earnings per common share - basic:
     Earnings (loss) from continuing operations                       $       0.05    $      (0.03)   $       0.07     $      (0.12)
     Discontinued operations:
          (Loss) earnings from discontinued operations, net of tax           (0.20)           0.03           (0.22)            0.06
          Estimated loss on disposal, net of tax                             (0.47)                          (0.47)
                                                                      ------------    ------------    ------------     ------------
     Net (loss) earnings                                              $      (0.62)   $         --    $      (0.62)    $      (0.06)
                                                                      ============    ============    ============     ============

(Loss) earnings per common share - assuming dilution:
     Earnings (loss) from continuing operations                       $       0.05    $      (0.03)   $       0.07
     Discontinued operations:
          (Loss) earnings from discontinued operations, net of tax           (0.19)           0.03           (0.21)
          Estimated loss on disposal, net of tax                             (0.46)                          (0.46)
                                                                      ------------    ------------    ------------
     Net (loss) earnings                                              $      (0.60)   $         --    $      (0.60)
                                                                      ============    ============    ============


             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

                                         Common Stock            Additional                           Currency           Total
                                    -----------------------        Paid-in         Accumulated       Translation      Shareholders'
                                     Shares         Amount         Capital           Deficit          Adjustment        Equity
                                    ---------       -------      -----------       ------------        ---------       ------------
BALANCE, January 1, 1998            9,850,832       $98,508      $51,109,830       $ (5,505,822)       $ (60,110)      $ 45,642,406

Net loss                                                                             (6,104,733)                         (6,104,733)

Issuance of common shares              26,271           263          339,312                                                339,575

Currency translation adjustment                                                                          141,017            141,017
                                    ---------       -------      -----------       ------------        ---------       ------------

BALANCE, June 30, 1998              9,877,103       $98,771      $51,449,142       $(11,610,555)       $  80,907       $ 40,018,265
                                    =========       =======      ===========       ============        =========       ============


            See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                             SIX MONTHS ENDED
                                                                                      --------------------------------
                                                                                      JUNE 30, 1998      JUNE 30, 1997
                                                                                      -------------      -------------
Cash flows used for operating activities:
     Net loss                                                                         $ (6,104,733)       $   (547,836)
     Adjustment to reconcile net loss to net cash used by operating activities:
          Estimated loss on disposal of discontinued operations                          7,800,000
          Depreciation and amortization                                                  2,937,719           2,060,680
          Deferred income taxes                                                         (4,069,000)           (365,000)
          Currency translation adjustment                                                  141,017               5,294
     Changes in net assets and liabilities:
          Contract and trade receivables - net of advances                              (1,026,546)         (3,183,319)
          Inventories                                                                   (4,538,861)         (8,059,538)
          Prepaid expenses and other                                                       (73,064)            930,601
          Other assets                                                                    (375,259)           (487,180)
          Trade accounts payable                                                        (1,743,117)            447,318
          Other accrued liabilities                                                      1,059,126           1,565,464
                                                                                      ------------        ------------
               Net cash used by operating activities                                    (5,992,718)         (7,633,516)
                                                                                      ------------        ------------

Cash flows used by investing activities:
     Purchase of property and equipment                                                 (3,403,054)         (4,502,062)
     Costs incurred to obtain intangibles                                                  (77,283)           (144,396)
                                                                                      ------------        ------------
               Net cash used in investing activities                                    (3,480,337)         (4,646,458)
                                                                                      ------------        ------------

Cash flows from financing activities:
     Net borrowings (repayments) under line of credit                                    7,050,000          (6,900,000)
     Issuance of 8% Notes - net of expenses                                                                 31,186,126
     Principal payments under other debt arrangements                                     (994,424)           (934,107)
     Issuance of common shares                                                             339,575             744,458
                                                                                      ------------        ------------
               Net cash provided by financing activities                                 6,395,151          24,096,477
                                                                                      ------------        ------------

Net (decrease) increase in cash and cash equivalents                                    (3,077,904)         11,816,503

Cash and cash equivalents at beginning of period                                         9,367,031           1,298,741
                                                                                      ------------        ------------

Cash and cash equivalents at end of period                                            $  6,289,127        $ 13,115,244
                                                                                      ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                    $  2,535,614        $  1,702,788
                                                                                      ============        ============

     Taxes paid                                                                       $         --        $    110,900
                                                                                      ============        ============


             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - INVENTORIES:

         At June 30, 1998 and December 31, 1997, inventories consisted of the following.


                                     JUNE 30,         DECEMBER 31,
                                       1998              1997
                                    -----------       -----------
         Raw materials              $14,139,816       $12,205,813
         Work in process             12,327,932        10,652,149
         Finished goods               1,195,307           914,468
                                    -----------       -----------
            Total inventories       $27,663,055       $23,772,430
                                    ===========       ===========


         Inventories included in net current assets of discontinued operations at June 30, 1998 and December 31, 1997 were $4,371,087 and $3,733,664, respectively, and consisted mainly of raw materials.

NOTE 3 - COMPREHENSIVE INCOME:

         The Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, on January 1, 1998. Comprehensive income includes adjustments made for foreign currency translation. Comprehensive (loss) income was ($6,130,704) and $53,567 for the three months ended June 30, 1998 and 1997, respectively, and ($6,020,123) and ($544,658) for the six months ended June 30, 1998 and 1997, respectively.

NOTE 4 - DISCONTINUED OPERATIONS

         In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit operations. Accordingly, the operating results of these rail and mass transit operations, including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations. Due to the subjective nature of estimated future operations and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the consolidated statement of operations in the reporting period determined. Revenues for the rail and mass transit operations were $3,271,808 and $7,059,234, for the three months ended June 30, 1998 and 1997, respectively, and $8,733,332 and $13,573,581 for the six months ended June 30, 1998 and 1997, respectively.

                                  SIMULA, INC.

NOTE 5 - EARNINGS PER SHARE:

         The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three and six month periods ended June 30, 1998, the effects of 2,245,812 total shares to be issued upon the conversion of the Company's 8% Senior Subordinated Notes (the "8% Notes") and the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") were not used for computing dilutive earnings per share because the result would be anti-dilutive. For the three months ended June 30, 1997, the effects of 2,925,445 total shares to be issued upon the conversion of the 8% Notes and the 10% Notes were not used for computing dilutive earnings per share because the result would be anti-dilutive. Earnings per share amounts for the six months ended June 30, 1997, is calculated using only weighted average outstanding shares of 9,020,105. For the six month period ended June 30, 1997, the effects of 3,158,153 total shares related to options to purchase common stock and shares to be issued upon conversion of the 8% Notes and the 10% Notes were not used for computing dilutive earnings per share because the result would be anti-dilutive.


                                                              Three Months Ended June 30,             Six Months Ended June 30,
                                                             --------------------------------      --------------------------------
                                                                  1998              1997                1998             1997
                                                             --------------      ------------      --------------     ------------
         Earnings (loss) from continuing operations          $      502,976      $   (244,031)     $      731,655     $ (1,114,219)
         Discontinued operations:
              (Loss) earnings from discontinued
                   operations, net of tax                        (1,932,410)          262,332          (2,156,388)         566,383
              Estimated loss on disposal, net of tax             (4,680,000)                           (4,680,000)
                                                             --------------      ------------      --------------     ------------
         Net (loss) earnings                                 $   (6,109,434)     $     18,301      $   (6,104,733)    $   (547,836)
                                                             ==============      ============      ==============     ============


         Basic weighted average shares outstanding                9,873,668         9,044,186           9,862,449        9,020,105
                                                                                                                      ============
         Effect of dilutive securities                              402,970           379,100             356,504
                                                             --------------      ------------      --------------
         Diluted weighted average shares outstanding             10,276,638         9,423,286          10,218,953
                                                             ==============      ============      ==============


         Basic per share amounts:
              Earnings (loss) from continuing operations     $         0.05      $      (0.03)     $         0.07     $      (0.12)
              Discontinued operations:
              (Loss) earnings from discontinued
                   operations, net of tax                             (0.20)             0.03               (0.22)            0.06
              Estimated loss on disposal, net of tax                  (0.47)                                (0.47)
                                                             --------------      ------------      --------------     ------------
              Net (loss) earnings                            $        (0.62)     $         --      $        (0.62)    $      (0.06)
                                                             ==============      ============      ==============     ============

         Diluted per share amounts:
              Earnings (loss) from continuing operations     $         0.05      $      (0.03)    $          0.07
              Discontinued operations:
              (Loss) earnings from discontinued
                   operations, net of tax                             (0.19)             0.03               (0.21)
              Estimated loss on disposal, net of tax                  (0.46)                                (0.46)
                                                             --------------      ------------      --------------
              Net (loss) earnings                            $        (0.60)     $         --      $        (0.60)
                                                             ==============      ============      ==============

                                  SIMULA, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL - The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six month periods ended June 30, 1998 compared to the same periods in 1997. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements contained below should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

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

      Since its founding in 1975, the Company's historic business has been as a government and defense contractor. Additionally, commencing with acquisitions and commercial products development since 1993, the Company has become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a successful new entrant in the manufacture of new commercial airliner seating and inflatable restraints for automobiles. Utilizing its proprietary safety technology, the Company has introduced crashworthy systems for a variety of vehicles and aircraft including its 16g commercial airliner passenger seat ("16g Seat") and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure ("ITS") (TM).

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

      In 1993, the Company made a strategic decision to enter the commercial aircraft seating market to bring its proprietary energy-absorbing technologies to a new industry and take advantage of positive industry trends. To implement its decision, the Company completed three acquisitions that allowed it to develop the necessary infrastructure to support future growth. In August 1993, the Company acquired Airline Interiors, Inc. (the "Airline Acquisition"), which was primarily involved with the refurbishment, reupholstery, reconditioning, and reconfiguring of existing passenger seats. The Airline Acquisition provided certain FAA certifications, enhanced the Company's management team and customer base, and provided substantial assembly capacity. During 1994, the Company acquired Coach and Car Equipment Corporation ("Coach and Car") and Artcraft Industries Corp. ("Artcraft"). Coach and Car, and Artcraft's existing operations included providing a majority of all manufacturing and refurbishment of rail and mass transit seating systems in North America. These operations provided the Company with the substantial large-scale manufacturing capacity and business volume that were needed to establish the Company as a viable supplier of commercial airliner seating systems.

      To continue its strategic plan, in 1998, the Company adopted a plan to sell its rail and mass transit seating operations at Coach and Car and Artcraft. Because the Company's commercial airliner seating operation moved into a new significantly larger facility in July 1998 and has established an annual run rate of approximately $40 million per year, the rail operations are no longer required to demonstrate the Company's production capabilities to current and potential airliner seating customers. The Company believes the sale of these businesses will provide a significant amount of cash that will be used to repay outstanding indebtedness and reinvest in its other businesses that have higher current and projected growth rates and financial returns. In addition, the sale will allow senior Company management to focus on these other businesses. The Company has initiated an active marketing plan and anticipates it will sell these operations as ongoing businesses within twelve months. These companies will continue their marketing, sales and manufacturing activities as the Company prepares them for sale. The Company's rail operations are reported as discontinued operations.

                                  SIMULA, INC.


      The Company is a holding company for wholly owned subsidiaries, which operate in three primary business segments. The Commercial Airline Seating segment includes operations which primarily manufacture and refurbish seating systems for domestic and foreign passenger airlines. The Government and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic armor and composites principally for sale to branches of the United States armed forces. The Automobile Safety Systems segment includes operations encompassing inflatable restraints, principally the ITS, and related technology for automobiles. In addition, the Company maintains general corporate operations. The Company's rail seating operations are reported as discontinued operations.

      The Company's revenue has historically been derived principally from sales of Company manufactured products. A substantial portion of its current revenue is generated from long-term production contracts, which are accounted for under the percentage of completion method of accounting. Under this method, revenue is recorded as production progresses so that revenue less costs incurred to date yields the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts.

RESULTS FROM CONTINUING OPERATIONS - Three and six Months Ended June 30, 1998 Compared to 1997:

      Revenue for the three months ended June 30, 1998 increased 98% to $25.7 million from $13.0 million for the comparable period in 1997. Revenue for the six months ended June 30, 1998 increased 99% to $48.3 million from $24.3 million for the comparable period in 1997. These increases are due to increased sales of 16g Seats and the ITS.

      Gross margin for the three months ended June 30, 1998 increased 41% to $6.7 million from $4.7 million for the comparable period in 1997. For the six months ended June 30, 1998, gross margin increased 55% to $12.6 million from $8.2 million for the comparable period in 1997. The increase in gross margin was due to the increase in revenue noted above. As a percent of sales, gross margin for the three months ended June 30, 1998 decreased to 26% from 36%. For the six months ended June 30, 1998, gross margins as a percent of sales decreased to 26% from 34%, for the comparable period in 1997. The decrease in gross margin percentage is principally due to the transition from airline refurbishment to high volume manufacturing of the Company's new 16g Seat. Airline refurbishment, which has historically achieved higher gross margin percentages at relatively low volumes, constituted a greater proportion of the Company's business in the three and six months ended June 30, 1997. Gross margin percentages were also negatively impacted by certain Government and Defense developmental programs initiated in the first six months of 1998. These negative impacts were partially offset by significant improvement in the gross margin percentage for the ITS. The Company did not recognize significant revenue from the ITS in the first six months of 1997 while incurring pre-contract costs related to the final pre-production development of the ITS and start-up costs related to its manufacturing facilities in Arizona and the United Kingdom.

      Administrative expenses for the three months ended June 30, 1998 increased 14% to $4.7 million from $4.1 million for the comparable period in 1997. Administrative expenses for the six months ended June 30, 1998 increased 11% to $9.1 million from $8.2 million for the comparable period in 1997. These increases were primarily attributable to the expansion of the corporate and sales infrastructure related to the commercial introduction of the ITS, including resources being utilized for sales and administration versus pre-contract activities, research and development related to the expansion of ITS technologies and legal expenses.

      Interest expense was $1.2 million for the three months ended June 30, 1998 and 1997. Interest expense for the six months ended June 30, 1998 increased 20% to $2.4 million from $2.0 million for the comparable period in 1997. This increase was principally due to the issuance of $34.5 million of the 8% Senior Subordinated Convertible Notes (the "8% Notes") in April 1997. These borrowings were made to fund the Company's growth in working capital and fixed assets necessary to support the anticipated growth in revenues for 1997 and subsequent years. The increase in interest expense due to the 8% Notes was partially offset by lower net borrowings on the Company's line of credit and the conversion during the third quarter of 1997 of $9.6 million of the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") into common stock of the Company.

                                  SIMULA, INC.


      Interest income for the three and six months ended June 30, 1998 represents income from the investment by the Company of available cash in high quality government and short-term investment grade, interest bearing securities.

      The effective income tax rate for the three and six month periods ended June 30, 1998 and 1997 approximated the Company's combined statutory rate of 40%.

DISCONTINUED OPERATIONS

      The net loss from discontinued operations was ($6.6) million during the second quarter of 1998. Included in this amount is a net loss from operations of the discontinued segment of ($1.9) million primarily resulting from unabsorbed overhead costs principally due to production delays. The remainder of the loss from discontinued operations of ($4.7) million represents the write-down of the remaining net assets of these businesses to their net realizable value based upon an independent valuation. This write-down was principally comprised of the write-off of intangible assets and represents a non-cash charge. Estimated costs of disposal and projected operating results have been included in determining the net realizable value of these businesses. Therefore, the Company does not anticipate that these operations will have any significant impact on future results of operations during the period prior to their sale. Due to the subjective nature of estimated future operations and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the consolidated statement of operations in the reporting period determined.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $1.0 million for the six months ended June 30, 1998 due principally to the throughput on certain Government and Defense contracts and increased receivables from 16g Seat sales.

      Operating activities required the use of $6.0 million of cash during the six months ended June 30, 1998, compared to the use of $7.6 million of cash during the same period in 1997. Cash used by operating activities in the 1998 period was primarily used to increase inventories $4.5 million and reduce accounts payable by $1.7 million. The increase in inventories was primarily due to an increase in 16g Seat inventory necessary to support anticipated future deliveries. The reduction in accounts payable was principally made in connection with price negotiations with suppliers of components for the Company's 16g Seat. The Company negotiated certain material price reductions with these vendors in exchange for reduced terms and increased volumes.

      Investing activities required the use of $3.5 million of cash during the six months ended June 30, 1998 primarily for the purchase of property and equipment. These purchases included manufacturing equipment for the ITS located at the Company's facilities in Arizona and the United Kingdom, certain improvements to these facilities and equipment and improvements for the new 16g Seat facility in San Diego.

      Financing activities provided $6.4 million of cash during the six months ended June 30, 1998 principally from $7.1 million in net borrowings under the Company's $20 million revolving line of credit offset by principal payments under other debt arrangements for scheduled maturities.

      Included in current portion of long-term debt are the 12% Senior Subordinated Notes (the "12% Notes"), which total $5.7 million and are due in November 1998. The Company is currently evaluating various alternatives to repay or refinance these notes on a long-term basis prior to their maturity.

                                   SIMULA, INC


      The Company believes it has sufficient manufacturing capacity in place at June 30, 1998 to meet its foreseeable delivery requirements. The Company anticipates cash on hand, cash provided by operating activities once 16g Seat and ITS production stabilize, cash to be generated from the sale of its rail and mass transit operations and the availability under its bank credit facilities will be sufficient to meet its current and foreseeable working capital requirements. The Company may, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of additional capital in public markets will be primarily dependent upon prevailing market conditions and demand for the Company's technologies and products.

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

      In 1996, the Company initiated a plan for the conversion from existing accounting software to new state of the art manufacturing and accounting systems at each of its companies. The costs of this conversion are being expensed as incurred and have not been and are not anticipated to be material to its financial position or results of operations. As of June 30, 1998, the Company has three subsidiaries using systems affected by the Year 2000 Issue. The new systems are anticipated to be in place at these three subsidiaries in 1998 which is prior to any anticipated impact on its operating systems. Management of the Company believes that the Year 2000 Issue will not pose significant operational problems for its computer systems.

      The Company is cognizant of the U. S. Securities and Exchange Commission's policy with respect to Year 2000 disclosure issues as outlined in SEC Release Nos. 33-7558 and 34-40277 effective August 4, 1998. Accordingly, the Company will continue to monitor its Year 2000 issues and update its disclosure, if necessary, in subsequent filings.

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

      Commencing in fiscal 1997, the Company entered large scale production of the ITS and 16g Seat. Significant investments to transition to high volume manufacturing for these products were also made in 1997, which affected earnings. The Company began to realize significant revenues from the introduction of these products in 1997 which has continued in 1998 and is anticipated to continue in 1999. The Company's current focus is on controlling costs and eliminating inefficiencies resulting from the faster than anticipated rate of growth in its new product lines, principally the 16g Seat, and this focus should result in a positive impact on earnings.

                                  SIMULA, INC.


      In 1997 and the first half of 1998, the Company experienced some parts and raw materials shortages, vendor delays and quality problems that caused delays in production and deliveries. The Company has addressed these issues and believes that it has established an adequate multiple source supplier base that is industry standard. However, certain components of the Company's products are proprietary or highly regulated, including certain types of foam, hydrolocks and woven materials, and shortages of these components could cause disruptions of production from time to time. In 1998, the Company continues to focus on further broadening it vendor base and reliability.

      Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows, many of which are beyond the control of the Company. Factors and risks that may affect results include those described in the Company's registration statements and periodic reports filed with the U.S. Securities and Exchange Commission. In addition, other factors include, but are not limited to, the ultimate realizable value of assets held for sale, manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base; contract mix and shifting production and delivery schedules; amount of resources committed to independent research and development from time to time; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonality; the cyclical nature of the industries and markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company. The Company's products are incorporated into a variety of transportation vehicles. A slowdown in demand for new transportation vehicles or modifications services to transportation vehicles as a result of economic or other conditions in the United States or worldwide markets served by the Company and its customers or other broad-based factors could adversely affect the Company's operating results or financial condition.

                                  SIMULA, INC.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's Annual Meeting of Shareholders was held on June 10, 1998. Proxies were solicited for votes on matters proposed at such meeting pursuant to
Section 14 of the Securities Exchange Act of 1934. The Company's Proxy Statement for the Annual Meeting was filed with the Securities and Exchange Commission on May 14, 1998. April 11, 1998 was fixed as the record date for voting on matters presented at the Annual Meeting. As of such date, 9,873,270 shares of Common Stock were outstanding and eligible to be voted on all matters and 4,936,636 shares constituted a quorum for voting purposes.

      The first matter submitted for vote was the ratification of the selection of Deloitte & Touche, LLP as the independent public accountants for the Company's fiscal year 1998. Shares voted on the matter were 8,766,940 and votes tabulated were 8,719,770 for, 19,692 against, and 27,478 abstaining.

      The second matter submitted for Shareholder vote was the election of directors. Shares voted on the matter were 8,766,940 and votes for individual directors were tabulated as follows:


        Name                       Votes For            Votes Withheld
        ----                       ---------            --------------
Stanley P. Desjardins              8,689,200               77,740
Donald W. Townsend                 8,689,701               77,239
Bradley P. Forst                   8,689,701               77,239
Sean K. Nolen                      8,689,401               77,539
James C. Withers                   8,689,701               77,239
Robert D. Olliver                  8,689,701               77,239
Scott E. Miller                    8,689,676               77,264
John M. Leinonen                   8,689,401               77,539
James F. Smith                     8,689,701               77,239


      No other matters were voted upon at the meeting.

ITEM 5. OTHER - DISCONTINUED OPERATIONS:

      In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit operations. Because the Company's commercial airliner seating operation moved into a new significantly larger facility in July 1998 and has established an annual run rate of approximately $40 million per year, the rail operations are no longer required to demonstrate the Company's production capabilities to current and potential airliner seating customers. The Company believes the sale of these businesses will provide a significant amount of cash that will be used to repay outstanding indebtedness and reinvest in its other businesses that have higher current and projected growth rates and financial returns. In addition, the sale will allow senior Company management to focus on these other businesses. The Company has initiated an active marketing plan and anticipates it will sell these operations as ongoing businesses within twelve months. These companies will continue their marketing, sales and manufacturing activities as the Company prepares them for sale. Accordingly, the operating results of these rail and mass transit operations, including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations. Estimated costs of disposal and projected operating results have been included in determining the net realizable value of these businesses. Therefore, the Company does not anticipate that these operations will have any significant impact on future results of operations during the period prior to their sale. Due to the subjective nature of estimated future operations and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the consolidated statement of operations in the reporting period determined.

                                  SIMULA, INC.


ITEM 6.  EXHIBITS AND REPORTS.

(a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.

  NO.                                               DESCRIPTION                                            REFERENCE
  ---                                               -----------                                            ---------
   3.1      Articles of Incorporation of Simula, Inc., as amended and restated..........................      (4)
   3.2      Bylaws of Simula, Inc., as amended and restated.............................................      (1)
   4.2      Indenture dated December 17, 1993, as amended...............................................      (2)
   4.5      Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
            the Company's issuance of Series C 10% Senior Subordinated Convertible Notes................      (6)
   4.6      Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of
            Simula, Inc. dated December 17, 1993........................................................      (7)
   4.7      Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
            Subordinated Convertible Notes due May 1, 2004..............................................      (7)
 *10.11     1992 Stock Option Plan, as amended
  10.12     1992 Restricted Stock Plan..................................................................      (1)
 *10.21     1994 Stock Option Plan, as amended
 *10.24     Loan Agreement with Wells Fargo Bank, N.A. dated June 30, 1998
  10.26     Simula, Inc. Employee Stock Purchase Plan...................................................      (4)
  10.29     Form of Change of Control Agreements, as amended and restated, between the Company and
            Donald W. Townsend, Bradley P. Forst, Sean K. Nolen, James A. Saunders, Donald Rutter, and
            Randall L. Taylor ..........................................................................      (9)
  10.30     Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P. Forst,
            Sean K. Nolen, James A. Saunders, and Randall L. Taylor.....................................      (8)
  18.       Preference Letter re: change in accounting principles.......................................      (5)
  24.       Powers of Attorney - Directors..............................................................      (8)
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

      (9)   Filed with Report on Form 10-Q for the quarter ended March 31, 1998.

(b) No reports on Form 8-K have been filed during the reporting period.

                                  SIMULA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SIMULA, INC.



DATE:   August 14, 1998                        /s/  Donald W. Townsend
                                               --------------------------

                                               DONALD W. TOWNSEND
                                               President
                                               Chief Operating Officer


                                               /s/  Sean K. Nolen
                                               --------------------------
                                               SEAN K. NOLEN
                                               Vice President of Finance
                                               Chief Financial Officer