Form 10-Q
period 1998-09-30
SIMULA INC
filed 1998-11-16
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1998 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
         _________

         Commission file number              1-12410

                                  SIMULA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              ARIZONA                                            86-0320129
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

2700 NORTH CENTRAL AVENUE, SUITE 1000, PHOENIX, ARIZONA             85004
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

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                  Outstanding at September 30, 1998
Common Stock, $.01 par value                                 9,914,166

                                  SIMULA, INC.

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997..............................2

         Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 1998 and 1997..........3

         Consolidated Statement of Shareholders' Equity
              Nine Months Ended September 30, 1998 ............................4

         Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1998 and 1997....................5

         Notes to Interim Consolidated Financial Statements ...............6 - 8

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition...............9 - 15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ...................................................16

Item 5 - Other - Stock Repurchase Program ....................................16

Item 6 - Exhibits and Reports.................................................17

SIGNATURES....................................................................18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      1998                  1997
                                                                  -------------        -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $     987,448        $   9,367,031
     Contract and trade receivables  - Net                           28,677,402           22,897,091
     Inventories                                                     32,005,853           23,772,430
     Deferred income taxes                                            3,763,000            3,763,000
     Prepaid expenses and other                                       1,235,447            1,335,366
     Net current assets of discontinued operations                   12,436,978           12,274,200
                                                                  -------------        -------------
          Total current assets                                       79,106,128           73,409,118

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                 20,473,167           18,666,140
DEFERRED INCOME TAXES                                                 9,271,000            4,477,000
DEFERRED FINANCING COSTS                                              2,770,503            3,136,898
INTANGIBLES - Net                                                     3,446,076            3,701,494
OTHER ASSETS                                                            388,499              497,823
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                       6,874,759           13,470,801
                                                                  -------------        -------------
          TOTAL                                                   $ 122,330,132        $ 117,359,274
                                                                  =============        =============
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit                                     $  10,600,000
     Trade accounts payable                                           9,474,184        $   9,832,206
     Other accrued liabilities                                        7,239,799            5,662,816
     Advances on contracts                                            1,575,298            1,163,109
     Current portion of long-term debt                                7,100,908            8,096,207
                                                                  -------------        -------------
          Total current liabilities                                  35,990,189           24,754,338

LONG-TERM DEBT - Less current portion                                46,411,470           46,962,530
                                                                  -------------        -------------
          Total liabilities                                          82,401,659           71,716,868
                                                                  -------------        -------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value - authorized 50,000,000
         shares; issued 9,914,166 and 9,850,832                          99,142               98,508
     Additional paid-in capital                                      51,724,524           51,109,830
     Accumulated deficit                                            (12,169,705)          (5,505,822)
     Currency translation adjustment                                    274,512              (60,110)
                                                                  -------------        -------------
          Total shareholders' equity                                 39,928,473           45,642,406
                                                                  -------------        -------------
          TOTAL                                                   $ 122,330,132        $ 117,359,274
                                                                  =============        =============

             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ----------------------------    ----------------------------
                                                                        1998             1997            1998            1997
                                                                     ------------    ------------    ------------    ------------
Revenue                                                              $ 23,680,404    $ 18,440,487    $ 71,962,001    $ 42,758,093
Cost of revenue                                                        18,197,029      16,144,823      53,880,615      32,309,526
                                                                     ------------    ------------    ------------    ------------
Gross margin                                                            5,483,375       2,295,664      18,081,386      10,448,567
Administrative expenses                                                 5,138,051       4,771,330      14,225,832      12,979,096
                                                                     ------------    ------------    ------------    ------------
Operating income (loss)                                                   345,324      (2,475,666)      3,855,554      (2,530,529)
Interest expense                                                       (1,326,708)     (1,374,409)     (3,730,358)     (3,375,092)
Interest income                                                            48,234         102,175         163,309         275,502
                                                                     ------------    ------------    ------------    ------------
(Loss) earnings before taxes and discontinued operations                 (933,150)     (3,747,900)        288,505      (5,630,119)
Income tax benefit (expense)                                              374,000       1,485,000        (116,000)      2,253,000
                                                                     ------------    ------------    ------------    ------------
(Loss) earnings from continuing operations                               (559,150)     (2,262,900)        172,505      (3,377,119)
Discontinued operations:
     (Loss) earnings from discontinued operations, net of tax                            (122,110)     (2,156,388)        444,273
     Estimated loss on disposal, net of tax                                                            (4,680,000)
                                                                     ------------    ------------    ------------    ------------
Net loss                                                             $   (559,150)   $ (2,385,010)   $ (6,663,883)   $ (2,932,846)
                                                                     ============    ============    ============    ============
Loss per common share - basic:
     Earnings (loss) from continuing operations                      $      (0.06)   $      (0.25)   $       0.02    $      (0.37)
     Discontinued operations:
          (Loss) earnings from discontinued operations, net of tax                          (0.01)          (0.22)           0.05
          Estimated loss on disposal, net of tax                                                            (0.47)
                                                                     ------------    ------------    ------------    ------------
     Net loss                                                        $      (0.06)   $      (0.26)   $      (0.67)   $      (0.32)
                                                                     ============    ============    ============    ============
Loss per common share - assuming dilution:
     Earnings (loss) from continuing operations                                                      $       0.02
     Discontinued operations:
          (Loss) earnings from discontinued operations, net of tax                                          (0.21)
          Estimated loss on disposal, net of tax                                                            (0.46)
                                                                                                     ------------
     Net loss                                                                                        $      (0.65)
                                                                                                     ============

             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                   Additional                         Currency            Total
                                           Common Stock             Paid-in         Accumulated      Translation      Shareholders'
                                       Shares        Amount         Capital           Deficit        Adjustment          Equity
                                   ------------     ------------     ------------    ------------     ------------     ------------
BALANCE, January 1, 1998              9,850,832     $     98,508     $ 51,109,830    $ (5,505,822)    $    (60,110)    $ 45,642,406

Net loss                                                                               (6,663,883)                       (6,663,883)

Issuance of common shares                63,334              634          614,694                                           615,328

Currency translation adjustment                                                                            334,622          334,622
                                   ------------     ------------     ------------    ------------     ------------     ------------
BALANCE, September 30, 1998           9,914,166     $     99,142     $ 51,724,524    $(12,169,705)    $    274,512     $ 39,928,473
                                   ============     ============     ============    ============     ============     ============

             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          --------------------------------------
                                                                                                1998                 1997
                                                                                          -----------------    -----------------
Cash flows used for operating activities:
     Net loss                                                                         $ (6,663,883)       $ (2,932,846)
     Adjustment to reconcile net loss to net cash used by operating activities:
          Estimated loss on disposal of discontinued operations                          7,800,000
          Depreciation and amortization                                                  4,358,101           3,355,699
          Deferred income taxes                                                         (4,794,000)         (1,956,000)
          Currency translation adjustment                                                  334,622            (182,815)
     Changes in net assets and liabilities:
          Contract and trade receivables - net of advances                              (5,843,078)         (6,375,321)
          Inventories                                                                   (9,661,247)        (10,819,135)
          Prepaid expenses and other                                                      (124,346)            890,935
          Other assets                                                                    (463,211)            (10,370)
          Trade accounts payable                                                         1,005,834           2,485,965
          Other accrued liabilities                                                        938,038           2,021,975
                                                                                      ------------        ------------
               Net cash used by operating activities                                   (13,113,170)        (13,521,913)
                                                                                      ------------        ------------
Cash flows used by investing activities:
     Purchase of property and equipment                                                 (4,807,293)         (5,909,810)
     Costs incurred to obtain intangibles                                                 (113,331)           (255,427)
                                                                                      ------------        ------------
               Net cash used in investing activities                                    (4,920,624)         (6,165,237)
                                                                                      ------------        ------------
Cash flows from financing activities:
     Net borrowings (repayments) under line of credit                                   10,600,000          (6,900,000)
     Issuance of 8% Notes - net of expenses                                                                 31,186,126
     Principal payments under other debt arrangements                                   (1,561,117)         (1,399,423)
     Borrowings under other debt arrangements                                                                1,008,511
     Issuance of common shares                                                             615,328           2,046,423
                                                                                      ------------        ------------
               Net cash provided by financing activities                                 9,654,211          25,941,637
                                                                                      ------------        ------------
Net (decrease) increase in cash and cash equivalents                                    (8,379,583)          6,254,487
Cash and cash equivalents at beginning of period                                         9,367,031           1,298,741
                                                                                      ------------        ------------
Cash and cash equivalents at end of period                                            $    987,448        $  7,553,228
                                                                                      ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                    $  4,567,528        $  2,806,141
                                                                                      ============        ============
     Taxes paid                                                                       $      6,424        $    125,900
                                                                                      ============        ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of notes:
       Conversion of $9,550,000 Series C 10% Senior Subordinated Convertible
       Notes and accrued interest of $475,548 less deferred
       note issuance costs of $432,507 for 679,633 shares of common stock                                 $  9,593,041
                                                                                                          ============

             See notes to interim consolidated financial statements.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - INVENTORIES:

         At September 30, 1998 and December 31, 1997, inventories consisted of the following.

                                              SEPTEMBER 30,          DECEMBER 31,
                                                 1998                    1997
                                              -----------            -----------
Raw materials                                 $16,536,239            $12,205,813
Work in process                                14,107,498             10,652,149
Finished goods                                  1,362,116                914,468
                                              -----------            -----------
   Total inventories                          $32,005,853            $23,772,430
                                              ===========            ===========

         Inventories included in net current assets of discontinued operations at September 30, 1998 and December 31, 1997 were $5,150,676 and $3,733,664, respectively, and consisted mainly of raw materials.

NOTE 3 - DEBT:

         During the third quarter of 1998, the Company commenced a private offering of up to $5.7 million principal amount of 9-1/2% Senior Subordinated Notes due September 2003 (the "9-1/2% Notes"). This offering is being made pursuant to the exemption from registration contained in Regulation D under the Securities Act of 1933, as amended. Under the terms of this offering, purchases of the 9-1/2% Notes may be made in cash or by tender for exchange of the Company's 12% Senior Subordinated Notes (the "12% Notes"). The proceeds from the offering will be utilized to refinance the 12% Notes which mature in November 1998. Approximately $3.4 million of the 12% Notes and cash has been received by the Company. Therefore, this portion of the 12% Notes has been classified as long-term debt at September 30, 1998.

         On November 6, 1998, the Company entered into a new Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona. This new agreement replaces the Company's previous senior credit agreement and provides for an increase in capacity to a total of $30 million and can be expanded to encompass additional facilities. This agreement initially provides for a $20 million revolving line of credit, a $5 million term note to refinance existing term debt secured by equipment and a $5 million term note to refinance certain existing subordinated debt. The Company will initially use approximately $2.3 million of the second term note to repay the remaining balance of the 12% Notes when they become due in November 1998. Therefore, this portion of the 12% Notes has been classified as long-term debt at September 30, 1998.

NOTE 4 - COMPREHENSIVE INCOME:

         The Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, on January 1, 1998. Comprehensive loss includes adjustments made for foreign currency translation. Comprehensive loss was ($444,160) and ($2,497,875) for the three months ended September 30, 1998 and 1997, respectively, and ($6,464,283) and ($3,042,535) for the nine months ended September 30, 1998 and 1997, respectively.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EARNINGS PER SHARE:

         The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1997, earnings per share amounts are calculated using only weighted average outstanding shares. Options to purchase common stock and shares to be issued upon conversion of the Company's 8% Senior Subordinated Convertible Notes (the "8% Notes") and the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") of 4,308,111, 4,468,980, and 4,525,616, respectively, for these periods were not used for computing dilutive earnings per share because the result would be anti-dilutive. For the nine month period ended September 30, 1998, the effects of 2,253,390 total shares to be issued upon conversion of the 8% Notes and the 10% Notes were not used for computing dilutive earnings per share because the result would be anti-dilutive.

                                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                                      -----------------------------------       -----------------------------------
                                                           1998                 1997                 1998                  1997
                                                      --------------       --------------       --------------       --------------
(Loss) earnings from continuing operations            $     (559,150)      $   (2,262,900)      $      172,505       $   (3,377,119)
Discontinued operations:
     (Loss) earnings from discontinued
          operations, net of tax                                                 (122,110)          (2,156,388)             444,273
     Estimated loss on disposal, net of tax                                                         (4,680,000)
                                                      --------------       --------------       --------------       --------------
Net loss                                              $     (559,150)      $   (2,385,010)      $   (6,663,883)      $   (2,932,846)
                                                      ==============       ==============       ==============       ==============
Basic weighted average shares outstanding                  9,880,703            9,265,429            9,868,452            9,099,186
                                                      ==============       ==============       ==============       ==============
Effect of dilutive securities                                                                          234,095
                                                                                                --------------
Diluted weighted average shares outstanding                                                         10,102,547
                                                                                                ==============
Basic per share amounts:
     (Loss) earnings from continuing operations       $        (0.06)      $        (0.25)      $         0.02       $        (0.37)
     Discontinued operations:
          (Loss) earnings from discontinued
             operations, net of tax                                        $        (0.01)      $        (0.22)      $         0.05
          Estimated loss on disposal, net of tax                                                $        (0.47)
                                                      --------------       --------------       --------------       --------------
     Net loss                                         $        (0.06)      $        (0.26)      $        (0.67)      $        (0.32)
                                                      ==============       ==============       ==============       ==============

Diluted per share amounts:
     (Loss) earnings from continuing operations                                                 $         0.02
     Discontinued operations:
          (Loss) earnings from discontinued
             operations, net of tax                                                                      (0.21)
          Estimated loss on disposal, net of tax                                                         (0.46)
                                                                                                --------------
     Net loss                                                                                   $        (0.65)
                                                                                                ==============

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DISCONTINUED OPERATIONS:

         In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit seating operations. Accordingly, the operating results of these rail and mass transit operations, including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations. Due to the subjective nature of estimated future operations and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the consolidated statement of operations in the reporting period determined. Revenues for the rail and mass transit operations were $4,360,279 and $5,202,258, for the three months ended September 30, 1998 and 1997, respectively, and $13,093,611 and $18,775,839 for the nine months ended September 30, 1998 and 1997, respectively.

                                  SIMULA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL - The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements contained below should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

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

         In 1993, the Company made a strategic decision to enter the commercial aircraft seating market to bring its proprietary energy-absorbing technologies to a new industry and take advantage of positive industry trends. To implement its decision, the Company completed three acquisitions that allowed it to develop the necessary infrastructure to support future growth. In 1993, the Company acquired Airline Interiors, Inc. (the "Airline Acquisition"), which was primarily involved with the refurbishment, reupholstery, reconditioning, and reconfiguring of existing passenger seats. The Airline Acquisition provided certain FAA certifications, enhanced the Company's management team and customer base, and provided substantial assembly capacity. During 1994, the Company acquired Coach and Car Equipment Corporation ("Coach and Car") and Artcraft Industries Corp. ("Artcraft"). Coach and Car, and Artcraft's existing operations included providing a majority of all manufacturing and refurbishment of rail and mass transit seating systems in North America. These operations provided the Company with the substantial large-scale manufacturing capacity and business volume that were needed to establish the Company as a viable supplier of commercial airliner seating systems.

         To continue it's strategic plan, in 1998 the Company adopted a plan to sell its rail and mass transit seating operations at Coach and Car and Artcraft. Because the Company's commercial airliner seating operation moved into a new significantly larger facility in July 1998 and has established substantial production, the rail operations are no longer required to demonstrate the Company's production capabilities to current and potential airliner seating customers. The Company believes the sale of these businesses will provide a significant amount of cash that will be used to repay outstanding indebtedness and reinvest in its other businesses that have higher current and projected growth rates and financial returns. In addition, the sale will allow senior Company management to focus on its other businesses. The Company has initiated an active marketing plan and anticipates it will sell these operations as ongoing businesses within twelve months. These companies will continue their marketing, sales and manufacturing activities as the Company prepares them for sale. The Company's rail and mass transit seating operations are reported as discontinued operations.

                                  SIMULA, INC.

         The Company is a holding company for wholly-owned subsidiaries, which operate in three primary business segments. The Commercial Airline Seating segment includes operations that primarily manufacture and refurbish seating systems for domestic and foreign passenger airlines. The Government and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic armor and composites principally for sale to branches of the United States armed forces. The Automobile Safety Systems segment includes operations encompassing inflatable restraints, principally the ITS, and related technologies for automobiles. In addition, the Company maintains general corporate operations. The Company's rail and mass transit seating operations are reported as discontinued operations.

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

RESULTS FROM CONTINUING OPERATIONS

Three and nine Months Ended September 30, 1998 Compared to 1997:

         Revenue for the three months ended September 30, 1998 increased 28% to $23.7 million from $18.4 million for the comparable period in 1997. Revenue for the nine months ended September 30, 1998 increased 68% to $72.0 million from $42.8 million for the comparable period in 1997. For the three months ended September 30, 1998, the increase in revenue is primarily due to increased sales of the ITS and increased Government and Defense revenue offset by a decrease in 16g Seat revenues. The decrease in 16g Seat revenues was due to the adverse impact resulting from the complexity of new seat programs initiated in the third quarter, and down time associated with the move into new production facilities in July. For the nine months ended September 30, 1998, the increase in revenue is due to increases in all of the Company's segments, the majority of which is due to increased sales of the ITS and 16g Seats.

         Gross margin for the three months ended September 30, 1998 increased 139% to $5.5 million from $2.3 million for the comparable period in 1997. For the nine months ended September 30, 1998, gross margin increased 73% to $18.1 million from $10.4 million for the comparable period in 1997. The increase in gross margin was due to the increase in revenue noted above. As a percent of sales, gross margin for the three months ended September 30, 1998 increased to 23% from 12%. For the nine months ended September 30, 1998, gross margin as a percent of sales increased to 25% from 24%, for the comparable period in 1997. These increases in gross margin percentages are principally due to significant improvement in the gross margin percentage for the ITS. Revenue from the ITS in 1998 has increased substantially over 1997 and now provides significant incremental margins over fixed production costs. In addition to realizing lower revenue from the ITS in 1997, the Company was also incurring pre-contract costs related to the final pre-production development of the ITS and start-up costs related to its manufacturing facilities in Arizona and the United Kingdom during this period. The increase in gross margin percentage from the ITS was partially offset by lower margins in the Commercial Airline Seating segment. The high concentration and complexity of new 16g Seat programs negatively impacted 16g Seat margins in this segment in the third quarter of 1998 by resulting in lower revenues and higher production costs. In addition, the introduction of new manufacturing systems and procedures for production of 16g Seats is taking longer to implement than was previously estimated and the estimated cost savings have not yet been realized.

         Administrative expenses for the three months ended September 30, 1998 increased 8% to $5.1 million from $4.8 million for the comparable period in 1997. Administrative expenses for the nine months ended September 30, 1998 increased 10% to $14.2 million from $13.0 million for the comparable period in 1997. These increases were primarily attributable to the expansion of the corporate and sales infrastructure related to the commercial introduction of the ITS, including resources being utilized for sales and administration versus pre-contract activities, research and development related to the expansion of ITS technologies, and legal expenses.

                                  SIMULA, INC.

         Interest expense decreased 3% to $1.3 million for the three months ended September 30, 1998 from $1.4 million for the comparable period in 1997. Interest expense for the nine months ended September 30, 1998 increased 11% to $3.7 million from $3.4 million for the comparable period in 1997. This increase was principally due the issuance of $34.5 million of the 8% Senior Subordinated Convertible Notes (the "8% Notes") in April 1997 and to increased borrowings on the Company's line of credit. These borrowings were made to fund the Company's growth in working capital and fixed assets necessary to support the anticipated growth in revenues for 1997 and subsequent years. These increases in interest expense were partially offset by the conversion during the third quarter of 1997 of $9.6 million of the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") into common stock of the Company.

         Interest income for the three and nine months ended September 30, 1998 represents income from the investment by the Company of available cash in high quality government and short-term investment grade, interest bearing securities.

         The effective income tax rate for the three and nine month periods ended September 30, 1998 and 1997 approximated the Company's combined statutory rate of 40%.

DISCONTINUED OPERATIONS

         The net loss from discontinued operations was ($6.8) million for the nine months ended September 30, 1998. Included in this amount is a net loss from operations of the discontinued segment of ($2.1) million primarily resulting from unabsorbed overhead costs principally due to production delays. The remainder of the loss from discontinued operations of ($4.7) million represents the write-down of the remaining net assets of these businesses to their net realizable value based upon an independent valuation. This write-down was principally comprised of the write-off of intangible assets and represented a non-cash charge. Estimated costs of disposal and projected operating results have been included in determining the net realizable value of these businesses. Therefore, the Company does not anticipate that these operations will have any significant impact on future results of operations during the period prior to their sale. Due to the subjective nature of estimated future operations and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the consolidated statement of operations in the reporting period determined.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $5.8 million for the nine months ended September 30, 1998 due principally to the throughput on certain Government and Defense contracts and increased receivables from 16g Seat and ITS sales.

         Operating activities required the use of $13.1 million of cash during the nine months ended September 30, 1998, compared to the use of $13.5 million of cash during the same period in 1997. Cash used by operating activities in the 1998 period was primarily used to increase inventories $9.7 million and increase contract and trade receivables as noted above. The increase in inventories was primarily due to an increase in 16g Seat inventory necessary to support anticipated future deliveries. In addition, delays in deliveries of 16g Seats during the third quarter of 1998 resulted in an additional buildup of inventory.

         Investing activities required the use of $4.9 million of cash during the nine months ended September 30, 1998, primarily for the purchase of property and equipment. These purchases included manufacturing equipment for the ITS located at the Company's facilities in Arizona and the United Kingdom, certain improvements to these facilities and equipment and improvements for the new 16g Seat facility in San Diego.

                                  SIMULA, INC.

         Financing activities provided $9.7 million of cash during the nine months ended September 30, 1998 from $10.6 million in net borrowings under the Company's line of credit and proceeds from the issuance of common stock partially offset by principal payments under other debt arrangements for scheduled maturities.

During the third quarter of 1998, the Company commenced a private offering of up to $5.7 million principal amount of 9-1/2% Senior Subordinated Notes due September 2003 (the "9-1/2% Notes"). This offering is being made pursuant to the exemption from registration contained in Regulation D under the Securities Act of 1933, as amended. Under the terms of this offering, purchases of the 9-1/2% Notes may be made in cash or by tender for exchange of the Company's 12% Senior Subordinated Notes (the "12% Notes"). The proceeds from the offering will be utilized to refinance the 12% Notes which mature in November 1998. Approximately $3.4 million of the 12% Notes and cash has been received by the Company. Therefore, this portion of the 12% Notes has been classified as long-term debt at September 30, 1998.

         On November 6, 1998, the Company entered into a new Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona. This new agreement replaces the Company's previous senior credit agreement and provides for an increase in capacity to a total of $30 million and can be expanded to encompass additional facilities. This agreement initially provides for a $20 million revolving line of credit, a $5 million term note to refinance existing term debt secured by equipment and a $5 million term note to refinance certain existing subordinated debt. The Company will initially use approximately $2.3 million of the second term note to repay the remaining balance of the 12% Notes when they become due in November 1998. Therefore, this portion of the 12% Notes has been classified as long-term debt at September 30, 1998.

         The Company believes it has sufficient manufacturing capacity in place at September 30, 1998 to meet its foreseeable delivery requirements. The Company anticipates cash on hand, cash provided by operating activities once 16g Seat production stabilizes, cash to be generated from the sale of its rail and mass transit operations and the availability under its bank credit facilities will be sufficient to meet its current and foreseeable working capital requirements. The Company is also pursuing expansion of both its domestic and foreign senior debt facilities and the sale of certain assets to increase its credit availability. The Company may also, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of additional capital in public markets will be primarily dependent upon prevailing market conditions and demand for the Company's technologies and products.

INFLATION

         The Company does not believe that it is significantly impacted by inflation.

RESEARCH AND DEVELOPMENT

         The Company's research and development occurs under fixed-price, government-funded contracts and Company-sponsored efforts. Historically, research and development efforts have fluctuated based upon available government-funded contracts and available Company funding. The Company anticipates that future fluctuations may also occur as a result of efforts to expand its inflatable restraint, commercial airliner and helicopter seating, and other technologies.

SEASONALITY

         The Company does not believe that it is currently significantly impacted by seasonal factors.

                                  SIMULA, INC.

YEAR 2000 MATTERS

Background

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. Any computer programs or equipment that have time-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in commerce, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company employs a number of information technology ("IT") systems in its operations, including computer networking systems, hardware and software, financial systems, and other similar systems. The Company also employs a number of non-IT devices such as building security and safety devices, and other devices containing embedded electronic circuits. Both IT systems and non-IT devices are subject to potential failure due to the Year 2000 issue.

The Company's Year 2000 Plan

         In 1996, the Company initiated a plan for the conversion from existing accounting software to new state-of-the-art, Year 2000-compliant, manufacturing and accounting systems at each of its operating companies. That conversion is part of an overall plan (the "Year 2000 Plan") the Company has developed to achieve Year 2000 readiness. The Year 2000 Plan is intended to remediate the Year 2000 issue in all categories of systems and electronic devices in use by the Company, including IT and non-IT devices, so that the Company may continue its operations without interruption or with minimal disruption. The Year 2000 Plan also includes communication with critical third parties such as customers, vendors and other business partners to determine the expected degree of Year 2000 compliance of those parties and to monitor their progress toward Year 2000 readiness. The Year 2000 Plan includes the following phases: 1) assessment, 2) remediation, 3) testing, and 4) implementation.

         The Company is in the "assessment" phase with regard to its state of readiness relative to non-IT devices containing embedded circuitry. The Company is also in the "assessment" phase with regard to third parties with which the Company has a material relationship. In connection with this assessment, the Company has made written inquiries of its significant customers and suppliers. While the Company has not been made aware of any problems that would materially impact the Company's operations, there can be no assurance that one or more material third parties will not have Year 2000 problems that materially impact the Company's business in some fashion. Various agencies of the U.S. government and military branches of the U.S. armed forces are significant customers of the Company. As of the date of this report, the Company has received conflicting data as to the state of any of such customers' Year 2000 readiness. Therefore, the Company is unsure at this time the extent, if any, that any entity of the U.S. government with whom the Company has a material relationship will have internal Year 2000 issues which may materially impact the Company's business.

         The Company is in the "remediation" phase with regard to its IT systems. As of September 30, 1998, the Company has three subsidiaries using accounting and manufacturing systems significantly affected by the Year 2000 issue: Simula Safety Systems, Inc., Coach and Car Equipment Corporation, and Artcraft Industries Corp. The remediation of these systems is approximately 50% complete and the Company estimates it will complete the conversion to new, Year 2000-compliant, manufacturing and accounting software by December 31, 1998 at Artcraft Industries Corp., February 28, 1999 at Simula Safety Systems, Inc., and May 31, 1999 at Coach and Car Equipment Corporation.

         In addition to the internal assessment and remediation efforts being conducted by the Company pursuant to the Year 2000 Plan as described above, the Company has engaged the services of a third party consultant to review Year 2000 matters on a subsidiary-by-subsidiary basis. It is anticipated that the consultant will commence work during the fourth quarter of 1998.

                                  SIMULA, INC.

Costs

         The Company has incurred significant costs in connection with its conversion, beginning in 1996, to the state-of-the-art manufacturing and accounting systems discussed above. An incidental benefit of this conversion is that such systems are Year 2000-compliant.

         In addition to the foregoing, the costs associated with the Company's Year 2000 Plan, including the on-going systems conversions described above, are expensed as incurred and to date have not been, and are not anticipated to be, material to the Company's financial position or results of operations.

Risks of Year 2000 Failure

         The failure on any party's part to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company does not yet have a completed contingency plan in the event of a particular system not being Year 2000 compliant. It is anticipated that a broad contingency plan, defining areas where detailed contingency plans must be created, will be completed by December 31, 1998.

         Due to the general uncertainty inherent in the Year 2000 issue, resulting in large part from the uncertainty of the Year 2000 readiness of material third party suppliers and customers, the Company is unsure at this time the extent, if any, that it might be materially adversely impacted by Year 2000 issues.

         Readers are cautioned that forward-looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures under the heading "Forward Looking Information and Risks of the Business" below.

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

         Commencing in fiscal 1997, the Company entered large scale production of the ITS and 16g Seat. Significant investments to transition to high volume manufacturing for these products were also made in 1997, which affected earnings. The Company began to realize significant revenues from the introduction of these products in 1997, which has continued in 1998 and is anticipated to continue in 1999. The Company's current focus is on controlling costs and eliminating inefficiencies resulting from the faster than anticipated rate of growth in its new product lines, principally the 16g Seat, and this focus should result in a positive impact on earnings.

         In 1997 and the first half of 1998, the Company experienced some parts and raw materials shortages, vendor delays and quality problems that caused delays in production and deliveries. The Company has addressed these issues and believes that it has established an adequate multiple source supplier base that is industry standard. However, certain components of the Company's products are proprietary or highly regulated, including certain types of foam, hydrolocks and woven materials, and shortages of these items could cause disruptions of production from time to time. In 1998, the Company continues to focus on further broadening it vendor base and reliability.

         In mid 1998, the Company's 16g Seat operation completed its move into a new facility and began implementation of new manufacturing procedures and systems under the guidance of outside experts in the field. While the Company believes that the new facility and manufacturing procedures will provide the long-term capabilities needed, the introduction of these new manufacturing systems is taking longer to implement than was previously estimated and the estimated cost savings have not yet been realized. The Company believes that these new systems will properly position these operations to efficiently handle its growing production volume.

                                  SIMULA, INC.

         The complexity of introducing a significant number of new airliner seat programs into the production flow, and the design and certification issues related to them has had a negative impact on the Company's 16g Seat operations and the industry at large. The introduction of these programs in the fourth quarter of 1998 and in 1999 will continue to impact the efficiency and operating margins in this segment. The Company believes that when these designs are completed and introduced into the normal production flow, they will build the basis for continued strong growth and the achievement of anticipated operating margins.

         Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows, many of which are beyond the control of the Company. Factors and risks that may affect results include those described in the Company's registration statements and periodic reports filed with the U.S. Securities and Exchange Commission. In addition, other factors include, but are not limited to, the ultimate realizable value of assets held for sale; manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base; contract mix and shifting production and delivery schedules; amount of resources committed to independent research and development from time to time; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonality; the cyclical nature of the industries and markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; increased costs attributable to changes in government regulations and certifications for transport vehicles; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company. The Company's products are incorporated into a variety of transportation vehicles. A slowdown in demand for new transportation vehicles or modifications services to transportation vehicles as a result of economic or other conditions in the United States or worldwide markets served by the Company and its customers or other broad-based factors could adversely affect the Company's operating results or financial condition.

                                  SIMULA, INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 3, 1998, the Company filed a complaint in the United States District Court for the District of Delaware against Autoliv, Inc. seeking injunctive relief and damages for patent infringement. The Company's complaint alleges that Autoliv developed, offered, and sold a side impact head protection device in the United States that infringes the patent that Simula owns for its Inflatable Tubular Structure ("ITS")(TM). The Company became aware of the potential infringement in early October 1998 as Autoliv introduced this device into production automobiles being offered for the first time in the United States.

         The Company had previously filed a separate lawsuit against Autoliv in February 1998. This lawsuit alleges certain anti-competitive acts and practices by Autoliv. This lawsuit is based on unrelated facts and facts arising at an earlier date than the patent litigation described above. This litigation is pending.

ITEM 5.  OTHER - STOCK REPURCHASE PLAN

         On November 4, 1998, the Company's Board of Directors approved a Stock Repurchase Program (the "Program"). Subject to arranging appropriate financing, the Program is anticipated to become effective during the fourth quarter of 1998 and will extend for one year. Under the Program, the Company may make open market or negotiated block purchases of the Company's Common Stock up to a maximum of $5 million in aggregate amount. Shares may be purchased from time to time depending on market conditions. As of November 9, 1998, the Company was finalizing negotiations for financing the Program.

                                  SIMULA, INC.

ITEM 6. EXHIBITS AND REPORTS.

(a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.

NO.                                DESCRIPTION                         REFERENCE

  3.1    Articles of Incorporation of Simula, Inc., as amended and restated..(4)

  3.2    Bylaws of Simula, Inc., as amended and restated.....................(1)

  4.2    Indenture dated December 17, 1993, as amended.......................(2)

  4.5    Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the the Company's issuance of Series C
         10% Senior Subordinated Convertible Notes...........................(6)

  4.6    Supplemental Indenture No.3, effective March 14, 1997, amending the
         Indenture of Simula, Inc. dated December 17, 1993...................(7)

  4.7 Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior Subordinated Convertible Notes due May 1,
         2004................................................................(7)

*10.11   1992 Stock Option Plan, as amended effective September 15, 1998

 10.12   1992 Restricted Stock Plan..........................................(1)

*10.21   1994 Stock Option Plan, as amended effective September 15, 1998

*10.24   Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial
         Bank, Arizona dated November 6, 1998...............................(10)

 10.26   Simula, Inc. Employee Stock Purchase Plan...........................(4)

 10.29 Form of Change of Control Agreements, as amended and restated, between the Company and Donald W. Townsend, Bradley P. Forst, Sean K. Nolen,
         James A. Saunders, Donald Rutter, and Randall L. Taylor.............(9)

 10.30 Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P. Forst, Sean K. Nolen, James A. Saunders, and
         Randall L. Taylor...................................................(8)

 18.     Preference Letter re: change in accounting principles...............(5)

 24.     Powers of Attorney - Directors......................................(8)

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

(b) The Company filed a report on Form 8-K with the Commission on August 5, 1998 relative to the Company's announcement that going forward it will operate its rail seating subsidiaries as discontinued operations as it positions them for sale. The press release announcing such event was incorporated by reference into the report on Form 8-K, and contained the Company's financial results from both continuing and discontinued operations for its second quarter ended June 30, 1998.

                                  SIMULA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SIMULA, INC.

DATE: November 13, 1998                               /s/ Donald W. Townsend
                                                      --------------------------
                                                      DONALD W. TOWNSEND
                                                      President
                                                      Chief Executive Officer

                                                      /s/ Sean K. Nolen
                                                      --------------------------
                                                      SEAN K. NOLEN
                                                      Executive Vice President
                                                      Chief Financial Officer

                                 Exhibit Index

NO.                                DESCRIPTION                         REFERENCE

  3.1    Articles of Incorporation of Simula, Inc., as amended and restated..(4)

  3.2    Bylaws of Simula, Inc., as amended and restated.....................(1)

  4.2    Indenture dated December 17, 1993, as amended.......................(2)

  4.5    Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the the Company's issuance of Series C
         10% Senior Subordinated Convertible Notes...........................(6)

  4.6    Supplemental Indenture No.3, effective March 14, 1997, amending the
         Indenture of Simula, Inc. dated December 17, 1993...................(7)

  4.7 Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior Subordinated Convertible Notes due May 1,
         2004................................................................(7)

*10.11   1992 Stock Option Plan, as amended effective September 15, 1998

 10.12   1992 Restricted Stock Plan..........................................(1)

*10.21   1994 Stock Option Plan, as amended effective September 15, 1998

*10.24   Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial
         Bank, Arizona dated November 6, 1998...............................(10)

 10.26   Simula, Inc. Employee Stock Purchase Plan...........................(4)

 10.29 Form of Change of Control Agreements, as amended and restated, between the Company and Donald W. Townsend, Bradley P. Forst, Sean K. Nolen,
         James A. Saunders, Donald Rutter, and Randall L. Taylor.............(9)

 10.30 Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P. Forst, Sean K. Nolen, James A. Saunders, and
         Randall L. Taylor...................................................(8)

 18.     Preference Letter re: change in accounting principles...............(5)

 24.     Powers of Attorney - Directors......................................(8)

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