Form 10-K405
period 1998-12-31
SIMULA INC
filed 1999-03-31
CIK 885080

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NO. 1-12410


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                         ON WHICH REGISTERED
-------------------------------------------------        -----------------------
     Common Stock, par value $.01 per share              New York Stock Exchange
8% Senior Subordinated Convertible Notes Due 2004        New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy incorporated by reference in Part III of this Form 10-K. X

     As of March 29, 1999, the number of shares of Common Stock outstanding was 9,918,364 and the aggregate market value of the Common Stock (based on the closing price as quoted on the New York Stock Exchange on that date) held by non-affiliates of Registrant was $50,211,718.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with its Annual Meeting of Shareholders to be held June 17, 1999 are incorporated by reference in Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     With the exception of historical information, the matters discussed in this report on Form 10-K may be estimates or constitute forward-looking statements that describe matters that involve risks and uncertainties which could cause the Company's actual results to differ materially from those discussed herein. See, "Management's Discussion and Analysis and Financial Condition and Results of Operations - Forward Looking Information and Trends and Uncertainties in the Business."

THE COMPANY

     Simula, Inc. is an acknowledged world leader in providing crash resistant and energy absorption technologies that safeguard human lives. Simula invents, manufactures, and markets advanced occupant seating and restraint systems installed in air, ground, and sea transport vehicles for the military, commercial airline, and automotive industries. The Company was established in 1975. In its last six fiscal years, the Company has experienced substantial revenue growth resulting from strategic acquisitions, wider application of technologies, and new product introductions. Simula, Inc. conducts its business operations through nine wholly-owned subsidiaries and divisions. As used herein, the terms "Company" or "Simula" refer collectively to Simula, Inc. and its consolidated subsidiaries.

SEGMENTS AND MARKETS

     Simula is a holding company for operating subsidiaries in two business segments. The Commercial Transportation Products segment includes technology development and manufacturing operations for seating systems for airliners and products and safety systems for automobiles and trucks. The Company's Government and Defense segment includes technology development and manufacturing operations for military aircraft seating, armor, and crew safety systems sold principally to U.S. and foreign armed forces.

     The Company's historic core business was as a supplier of safety systems to military and other government customers. Since 1992 the Company has successfully entered commercial markets with products developed from technologies that originated from its historic core business and newly developed technologies. Today, the Company's numerous product lines are focused in three primary markets: (i) Automotive safety systems and devices, (ii) Advanced commercial airline seating systems, and (iii) Crash resistant aircraft systems and safety equipment procured by defense and other government agencies.

     Revenues, operating results, and other financial data are set forth in Items 6, 7, and 8 of this Report.

COMMERCIAL TRANSPORTATION PRODUCTS

     AUTOMOBILE SAFETY SYSTEMS

     Overview

     The Company designs and manufactures advanced occupant restraint systems for automobiles and trucks. In 1994, the Company made a strategic decision to enter the inflatable restraint market for automobiles utilizing its proprietary technology, the Inflatable Tubular Structure ("ITS(R)"). The Company completed its development of this technology and substantially completed the start-up of its manufacturing facilities in 1996. The ITS(R) began in product delivery production in April 1997. The Company's automotive safety product line has been one of its most profitable businesses. In 1998, this business benefited significantly from technology development, manufacturing efficiencies, cost downs, quality standards and certifications, and increased production volumes.

     Over the past several years the demand for vehicle safety systems has increased dramatically due to consumer demand for increased safety and changes in government regulations mandating more effective safety components in vehicles. After frontal collisions, side-impact collisions are the second leading cause of injuries in vehicle crashes and account for approximately 25 percent of all injuries and 34 percent of all fatalities. A significant portion of side-impact injuries are to the head and neck. Rollover crashes are the third leading cause of injuries, and the second leading cause of fatalities in crashes. The ITS(R) was the first product designed specifically to protect vehicle occupants' heads and necks in side-impact collisions, and provides significant protection for vehicle occupants in the event of secondary collisions or rollovers.

     Since its introduction in BMW automobiles in 1997, the ITS(R) has proven to be an effective countermeasure against the grave effects of numerous categories of crashes. In several cases reported to the National Highway Traffic and Safety Administration (NHTSA), the ITS(R) has demonstrated its lifesaving qualities in protecting vehicle occupants from severe injury or death.

     In 1998, NHTSA amended a federal motor vehicle safety standard that governs the level of side-impact protection that vehicles are required to have. As a part of the new mandate, U.S. auto manufacturers may now replace some interior padding with a side-impact head protection system mounted on a vehicle's roof rail, such as the ITS(R). The new regulation underscores the increasing trend towards making side-impact safety a necessary component of every vehicle's safety system, and should create the impetus for automobile manufacturers to install these systems on an accelerated basis.

     The worldwide market in 1999 for frontal and side-impact airbags in all vehicle positions (front and rear) is growing rapidly. In anticipation of such increased demand, the Company has developed several strategic partnerships with first-tier automotive suppliers.

     Current Products and Technologies

     Inflatable Tubular Structure - The ITS(R) provides protection beyond that provided by conventional airbags currently utilized in automobiles. Unlike a conventional airbag, which must be backed by a structure such as a steering wheel, dashboard, or door, the ITS(R) is attached to and supported by the structure of the vehicle frame and door pillars. During a side-impact crash, a tube located above the door inflates and becomes shorter in length, which causes it to drop out of its molding and form a tight diagonal structure across the side window. As a result, while the ITS(R) provides protection despite the window being open or breaking upon impact, a conventional airbag would not have adequate support in these situations. Therefore, the ITS(R) is able to substantially reduce head rotation to the side and prevent contact with vehicle components. Additionally, the diagonal arrangement of the activated ITS(R) offers protection for occupants of different sizes and seating positions, and in different types of side-impact collisions, as well as in rollover, secondary impact, and ejection situations. The ITS(R) is not an "aggressive" airbag and thus does not pose some of the threats to smaller, or out of position vehicle occupants, as do conventional airbags. It also has an extended inflation time, enabling the unit to offer protection in the event of secondary impacts or rollovers.

     The Company is currently manufacturing the ITS(R) for sale to BMW, a major European automobile manufacturer and recognized safety leader in the automotive industry. The Company has achieved adoptions for the ITS(R) for eight platforms for various automakers, that will be delivered for series production during upcoming model years. The Company is consistently engaged in ongoing sales and marketing efforts for ITS(R) adoption by automakers in their routine planning and production cycles.

     In 1998, the Company entered into license and manufacturing agreements with TRW Inc. and Delphi Automotive Systems, Inc., major first tier automotive component suppliers, for the marketing, development and production of ITS(R) for automotive platforms. The Company entered into a similar agreement with Indiana Mills & Manufacturing Inc. for the marketing, development and production of ITS(R) for truck platforms. The Company enters into such strategic alliances with first tier component suppliers to leverage off the size and industry strength of such large manufacturers, and to benefit from their market access to OEMs. The Company believes it will continue to achieve product adoptions and increased volumes in the coming years. Customary industry price reductions for products are expected as volumes grow.

     The Company has been involved in a dispute regarding its 1995 distributor agreement with Autoliv, Inc. The Company has alleged that Autoliv violated fair competition laws and misappropriated some of its proprietary technology. The Company is also disputing Autoliv's position regarding second sourcing and the supply and manufacturing rights of the Company. See, "Litigation." See also, "Forward Looking Information and Trends and Uncertainties in the Business."

     Inflatable Tubular Torso Restraint ("ITTR") - The Company has developed various additional applications for its ITS(R)-related technology. To date, the most notable among them is the Inflatable Tubular Torso Restraint. The ITTR is a patented seat belt device that incorporates an inflatable tube into the torso portion of the belt. The ITTR has generated significant interest in the automotive market both for its innovative design and its potential to offer greatly enhanced occupant protection.

     In addition to the ITS(R) agreement described above, in 1998 the Company entered into a license and supply agreement with TRW for the marketing of the ITTR. TRW is one of the largest suppliers of restraint systems in the world and the ITTR is the only such system in its product portfolio. Numerous automakers are in discussions with TRW and this product is in an accelerated market position as compared to the ITS at a similar time in its development cycle.

     Rollover Sensors, Inflators, and Integrated Systems - The Company is completing development and testing of an innovative rollover sensor and airbag inflator device, both of which are subject to patents pending. Both of these technologies have been introduced to automakers and have the potential to become a major component of the Company's automobile safety product offerings. Additional products such as these that are complementary to currently manufactured inflatable restraint systems, may position the Company for more direct access as a supplier to automakers, and could increase market share for the Company as an integrated systems supplier.

     AIRLINE SEATING SYSTEMS

     Overview

     In 1993, the Company made a strategic decision to enter the commercial airliner seating market to bring its proprietary energy-absorbing technologies, established in connection with the Company's government and defense contracting business, to a new industry and take advantage of industry growth. To implement its decision, the Company acquired Airline Interiors, Inc. ("Airline Interiors"), which then was primarily involved with the refurbishment, re-upholstery, reconditioning, and reconfiguring of existing passenger seats. This acquisition provided certain FAA certifications, enhanced the Company's management team and customer base, and provided assembly capacity.

     The Company, through Airline Interiors, entered the commercial airliner seating business in 1996. In 1997 and 1998 the Company made a substantial investment in ramping up the sales and marketing infrastructure of this business. The Company's efforts resulted in Airline Interiors becoming the first successful entry into the airline seating market in 25 years, achieving an estimated 6% worldwide market share by December 31, 1998. In 1998, the Company allocated significant additional resources to Airline Interiors to expand its production capabilities to meet the production volume of seat orders placed by customers.

     The dramatic growth of the airline industry in 1997 and 1998, which is anticipated to continue over the next few years, created significant demand on aerospace suppliers including Airline Interiors. The growing demand and customer base caused industry-wide backlog growth and delivery delays. In addition, changing FAA certification rules and procedures for seat designs caused additional engineering, manufacturing, and certification delays in the industry.

     The Company's ability to profitably deliver airline seats on schedule is dependent upon a variety of factors, including the performance of parts and materials suppliers, regulatory certification issues and schedules, and the Company's own production and engineering processes, including the burden of designing seats to varying customer specifications. Airline Interiors experienced problems associated with all of these factors at various times during 1998 as it attempted to perform under the contracts that it had successfully sold in 1996 and 1997, leading to late deliveries on several programs. Production was further disrupted as a result of Airline Interiors' relocation to a larger manufacturing facility in the San Diego, California area in the summer of 1998. As a consequence of all of these issues, the Company is in the process of implementing a comprehensive engineering and manufacturing efficiencies plan to increase production throughput, minimize late deliveries, and reduce costs. Airline Interiors' certification, engineering, and manufacturing issues had a significant adverse financial impact on the Company in 1998.

     The Company believes that the numerous management and operational changes that it began implementing in the latter part of 1998 will improve the financial condition and operating results of Airline Interiors. To be successful, the Company will need to improve delivery times and address customer demands and dissatisfaction with its past performance. The Company will also need to sell additional new business to its existing and new customer base to assure level production into the latter half of 1999, to grow its installed base, and to expand its access to larger customers and larger airframes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward Looking Information and Trends and Uncertainties in the Business."

     Current Products and Technologies

     16g Airliner Seats - Airline Interiors' 16g Seats are designed to absorb 16 times the force of gravity upon impact. The prices and features of the Company's 16g Seats are competitive with more established 16g seat suppliers, but exceed existing and currently anticipated industry and regulatory standards for crashworthiness. The Company's 16g Seats are designed, certified, and sold for use in numerous classes of commercial airliners.

     The three distribution channels for airliner seats include airframe manufacturers such as The Boeing Company and Airbus Industries; leasing companies (that purchase new or used aircraft and lease them to airlines); and airline companies including, domestic and foreign, regional, national and worldwide carriers. The Company has customers in each of these distribution channels and continues to target all three categories of customers.

     The worldwide commercial airline seat market (including spare parts) is presently between $400-$500 million dollars annually. Approximately 10 companies worldwide supply airline seats, and three major competitors represent a collective market share of approximately 90%.

     According to industry reports, the prospects for growth in this segment of the Company's business are significant due to three factors:

     Expanding Worldwide Fleet. With the exception of 1990, worldwide air traffic has grown every year since 1946, and is projected to grow at a compounded average rate of approximately 5% through 2015. According to a report issued by Boeing, the worldwide fleet of commercial aircraft is expected to expand from more than 10,000 at the end of 1996 to approximately 15,000 by the end of 2005, and approximately 21,000 by the end of 2015. Both Boeing and Airbus have projected significant growth in new airframe manufacturing through 2005. An expanding worldwide fleet should generate additional revenue from both new seat programs and an increase in the size of the installed base, which in turn should generate additional and continual demand for retrofit and refurbishment services.

     Installed Base. At the end of 1996, the existing installed seat base included more than 10,000 aircraft in service, most with in excess of 120 passenger placements. This base provides the potential for on-going revenues from replacements, upgrades and repairs. The total worldwide installed base is estimated to represent up to approximately $3 billion dollars at replacement prices. This installed base, which is the largest source of business for seat makers, should generate continued retrofit, refurbishment and spare parts revenue in connection with the routine upgrading of existing commercial aircraft interiors. Access to installed base supply is largely dependent on being the supplier of the newly sold original seat.

     Wide Body Aircraft Orders. The trend in the industry is for disproportionate growth in the wide body aircraft category. Wide body aircraft carry up to three times the number of seats as narrow body, and have multiple classes of services and configurations that increase the average revenue per seat.

     Due to the estimated growth in demand of airline seat systems as a result of the above factors and the limited number of airline seat manufactures, several industry experts believe there is currently insufficient seat manufacturing capacity in the world for the airline deliveries scheduled over the next five years.

     In addition to market demand, the Company focuses on two other competitive advantages. First, the consolidation in the seat industry due to the merger of the two largest United States based suppliers has left domestic customers interested in an alternative source of supply. The Company's entry has been timely in providing such an alternative source. Second, new public and regulatory attention to airline safety could allow the Company to benefit from the safety features offered in the Company's patented "load limiting-16G seat." Currently, there are no competitors offering comparable technology. Further, the FAA is examining retrofit rules that would apply certain safety criteria not solely to newly certificated aircraft, but also to the entire existing fleet. If a retrofit rule were to be phased in, the market for airliner seating systems could expand significantly.

     Although no longer the principal activity of the company's airline seating operation, the Company also repairs, refurbishes, and retrofits existing commercial aircraft seats through its San Diego and Atlanta facilities. Services include (i) the supply of seat components, including upholstery, cushioning, and fire blocking; and (ii) the overhaul and modification of seat assemblies, including arm rests and tray tables.

GOVERNMENT AND DEFENSE CONTRACTING

     Overview

     The Company manufactures a number of safety systems for military and other government customers. Simula is the world's leading supplier of energy-absorbing seating systems for military helicopters, and a manufacturer of advanced armor systems, inflatable restraints for aircraft, state of the art vacuum-packed parachutes, and related safety systems and products.

     Despite dynamic market and governmental policy changes in recent years, the market for government and defense contracts is healthy. There are two significant trends in the business. First, although there have been recent indications of increased military and defense funding, military procurement budgets have been shrinking in recent years. This has generally been the trend regardless of the number of trouble spots in the world or regardless of the political party in power. Accordingly, businesses have been competing for fewer defense dollars. The second significant change is the consolidation in defense industry. As a result of mergers and acquisitions in the last several years, there remain only six U.S. Government mega-contractors. This consolidation also has caused a consolidation and shake-up at the subcontractor and component supplier levels. Defense contractors are bringing increasingly significant pressure on margins and profitability of subcontractors while reducing the number of suppliers.

     The size of the military procurement market is difficult to predict beyond an analysis of currently funded programs, and is based on specific programs that are subject to needs assessments and funding issues by the Government.

     Current Products and Technologies

     Military Aircraft Seating Systems - The Company has been a major supplier of energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the United States armed forces and their prime defense contractors, and foreign customers for over 20 years. This market is estimated to be $20 million annually. The military aircraft seating systems focus on reducing injury and increasing survivability in aircraft crashes. These crashworthy seating systems contain proprietary energy-absorbing devices that activate upon crash impact to absorb shock that otherwise would be absorbed by the seat occupant.

     Based on internal market surveys and data, the Company believes that it is the leading provider of energy-absorbing helicopter seats purchased by the United States and foreign armed forces. Aircraft for which the Company has designed and manufactured seat assemblies for pilots, flight crews, troops, or SONAR operators include the AH-64A Apache attack helicopter; UH-60A Blackhawk transport and cargo helicopter; SH-60B Sea Hawk reconnaissance helicopter; SH-3 Sea King utility helicopter; CH-53 Sea Stallion transport and cargo helicopter; V-22 Osprey tilt-rotar aircraft; India's Hindustan Aeronautics, Ltd. ALH utility helicopter; and C-17 fixed wing utility aircraft. Aircraft manufacturers in the Company's military aircraft customer base include Boeing, Sikorsky Aircraft Corporation, Bell Helicopters Textron, Inc., and GKN Westland Helicopters Ltd.

     Armor Systems - As an outgrowth of its military aircraft seating systems the Company has developed an expertise in armor, which makes up a significant portion of both materials in, and costs of, such seating systems. In addition, the Company has developed a variety of other armor and composite materials for integration in its existing and proposed products and for sale as base materials to customers. Advanced composites materials with which the Company has expertise include fiber reinforcements of Kevlar, carbon, Spectra, S-glass, E-glass, and hybrid weaves matched with boron carbide, aluminum oxide, and other ceramics. The Company also has the capability to process thermoset resins including epoxies, polyesters, and vinyl esters.

     The Company's high-strength, lightweight armor systems have been incorporated into a variety of United States armed forces vehicles. The size of this total market is approximately $30 million annually, and the Company is a principal supplier of such lightweight armor systems in the United States. The Company develops and manufactures armor systems for seats as well as for structural and other components of military aircraft. Aircraft components incorporating armors developed or produced by the Company include V-22 Osprey crew seats; C-17 cockpit components; AH-64A Apache crew seats; Blackhawk crew seats and floor armor; CH-53 Sea Stallion crew seats; United States Navy landing craft air cushion pilot station armor; and high-mobility, multi-wheeled vehicles ("HMMWV") and transport vehicles ("HEMTT"). The Company's armor business, including new products for personnel, has grown significantly and the Company anticipates it will devote continuing and additional efforts to increase its market share.

     Aircraft Inflatable Restraint Systems - The Company has completed development of various inflatable restraint systems for military and commercial aircraft. These systems include the Cockpit Airbag System ("CABS") for the protection of the flight crew in military aircraft. The Company developed CABS under a contract with the United States Army. CABS incorporates airbags in a configuration surrounding the aviator that inflate following sensor detection of crash impact from a variety of directions. CABS then retracts following deployment and thereby protects against mishaps caused by accidental deployment during the normal operations of the aircraft. Development and qualification was completed in 1998. The Company has been awarded contracts and will commence production of CABS in 1999.

     Parachutes - Under contract with the United States Navy, the Company has applied its technologies and overall knowledge of materials and structures to develop a parachute that solves numerous functional problems attendant to traditional military parachutes. The Company's parachute, unlike many parachutes traditionally used by the military is small, lightweight, unisex, capable of being worn during flight, and vacuum-packed so that it maintains a long-term shelf life without repacking. The Company commenced production of parachutes under a sole source contract with the Navy in 1998. The Company also has a development program with the U.S. Army that is investigating the use of Simula technologies for an entirely different design of tactical paratrooper parachutes.

DISCONTINUED OPERATIONS

     During 1994, the Company acquired Coach and Car Equipment Corporation ("Coach and Car") and Artcraft Industries Corp. ("Artcraft"). These companies' existing operations included providing a majority of all manufacturing and refurbishment of rail and mass transit seating systems in North America. These operations provided the Company with the substantial large-scale manufacturing capacity and business volume that were needed to establish the Company as a viable supplier of commercial airliner seating system.

     As of 1998, the Company no longer required the support of the rail seating businesses to support its developed airline seat segment and the Company adopted a plan to sell its rail and mass transit seating operations at Coach and Car and Artcraft. The Company's rail and transit seating business are reported as discontinued operations.

DEVELOPMENTAL STAGE TECHNOLOGIES

     Advanced Polymer Materials - The Company has developed and tested a number of advanced polymers and polyurethanes possessing a wide variety of potential product applications, and has introduced these materials to a variety of customers in numerous markets. These patented and proprietary transparent plastic materials are high-strength, impact resistant, lightweight, dye compatible, and withstand extreme temperatures and chemical abrasion. Potential uses for such materials include transparent armor, laser protective devices, aircraft canopies, high performance windows for aircraft and automobiles, industrial and protective lenses and visors, and sun, sport, and ophthalmic lenses. The Company has obtained numerous research and product development contracts for these materials and is negotiating supply contracts with commercial customers in various markets. In late 1998, the Company formed its newest subsidiary, Simula Polymer Systems, Inc., to actively pursue commercialization of the technology and product manufacturing.

     Bulkhead Airbag System ("BABS") - The Company developed BABS to provide a product that satisfies FAA regulations requiring protection against head injuries to passengers sitting immediately behind the bulkhead and other cabin partitions in commercial aircraft certificated after 1988, which includes only complete new aircraft designs. Prior to BABS, no other company had introduced a product that satisfied the FAA regulations, and newly certificated aircraft have operated under FAA waivers from the regulations. In addition, the regulations have not been extended to aircraft certificated prior to 1988. Although the Company believes that BABS satisfies the FAA regulations, the Company cannot assess whether the FAA will withdraw its waivers as a result of the availability of BABS and extend its regulations to apply to presently exempt commercial aircraft. The Company has an agreement with British Aerospace Regional Aircraft, formerly Jetstream Aircraft Ltd. ("Jetstream"), to manufacture and sell BABS for implementation of the system in their aircraft. However, the Company has a dispute with this customer regarding certification issues and manufacturing and delivery schedules. Anticipated production of the system has been delayed. The FAA has also recently reopened consideration of its bulkhead criteria rules. The Company cannot predict the outcome of future rulemaking or amendments, nor the probable date of production of BABS.

TECHNOLOGY BUSINESS AND INTELLECTUAL PROPERTY

     The Company supports a large design, development, research, testing, and engineering capability for the modification and improvement of existing products and invention and development of new technologies and products. The Company regards it research and development capabilities as a superior competitive strength and intends to continue to devote substantial resources to support this part of its business. The Company employs an interdisciplinary team of biomedical experts, crash safety analysts, chemists, and physicists. The Company has a state of the art testing facility for a variety of functions including ballistics and crash dynamics. The Company's research and testing facilities support intracompany projects and also generate revenue from external services contracting.

     The Company retains proprietary rights in the products and services it develops, including those initially financed under government contracts. As an integral component of its strategy, the Company seeks to transfer all of its technology to product applications. The Company's costs for research and development in 1998, 1997, and 1996 were approximately $13.5 million, $11.8 million and $10.5 million, respectively. These amounts include government-funded, other customer-funded, and Company-funded research and development contracts.

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

     The Company holds 26 patents, including for the ITS(R) and 16g Seat technologies. In addition, the Company has 18 patent applications pending for various technologies. United States patents protect inventions for a period of 20 years after the application is first filed. The Company does not presently own or maintain any trademarks that are material to its business.

PRODUCTION AND MANUFACTURING

     The Company's production and manufacturing consists principally of the machining, bending and welding of metals, molding of composite materials, processing, sewing, upholstery, component fabrication, and final assembly. After assembly, products are functionally tested on a sample basis as required by applicable contracts. The Company's manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the United States government, periodically send representatives to the Company's facilities to monitor quality assurance.

     From 1996 to the present, the Company has been actively consolidating certain operations, and expanding and upgrading certain of its existing manufacturing capabilities. In July 1998, Airline Interiors moved into a new, larger manufacturing facility in the San Diego, California. In March 1999, the Company closed its Artcraft facility in Milwaukee, Wisconsin and consolidated Artcraft-Milwaukee's operations with Coach and Car in the Chicago, Illinois area which are currently held for sale. Simula Automotive Safety Devices, Inc. operates two new state of the art manufacturing facilities including a high volume, just in time provider, in the United Kingdom to support customers located in Europe. See, "Item 2. Properties."

DISTRIBUTION, MARKETING, AND SALES

     Most of the Company's products are distributed as a component supplier to OEMs or subcontractor to prime contractors. The Company does not directly serve mass consumer markets and supplies directly from manufacturing facilities which does not involve significant inventory, warehousing, or shipping methodologies.

     Depending upon the product, the Company typically employs one of four methods for marketing: (i) direct sales, which, for example, it utilizes in the marketing of its 16g Seats, (ii) technical teams, typically comprised of a combination of sales personnel and engineers, which it utilizes in the marketing of automotive safety devices, (iii) strategic alliances with first tier component suppliers, which it utilizes in the marketing to OEMs, and (iv) responses to formal request for proposals in bidding for government contracts.

     Approximately 31% of the Company's total revenue in 1998 resulted from products sold internationally. The Company anticipates that its international sales will continue to grow. The initial customer of the ITS(R) has been Autoliv, a European first tier automobile supplier that is supplying to BMW. The Company believes that there are opportunities for additional sales of the ITS(R), and commercial aircraft seating systems in Europe and Asia. Military procurement has traditionally had a large international base. Countries in which the Company is actively marketing include Germany, Canada, Italy, the United Kingdom, Ireland, Japan, India, Korea, Australia, and Canada.

CUSTOMERS

     Sales of the Company's products to all branches of the United States armed forces represented approximately 12%, 15% and 27% of the Company's revenue in 1998, 1997, and 1996, respectively. Sales to Continental Airlines accounted for approximately 12% of the Company's revenue in 1997.

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

COMPETITION

     The worldwide automobile airbag market is currently dominated by five large suppliers, all of which are producing airbag systems in commercial quantities. The market served by the Company's inflatable restraint systems is intensely competitive. The Company has entered into strategic alliances with a number of the largest suppliers of conventional automotive airbags, including TRW, Delphi, and others, to market and produce the Company's products.

     Based on internal estimates, the Company believes that in three years of production it has attained a 6% share of the worldwide commercial airline seating market. Approximately 10 companies worldwide supply airline seats, and three major competitors represent a collective market share of approximately 90%, with the largest being BE Aerospace Inc.

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

     Most of the Company's competitors have greater marketing capabilities and financial resources than the Company. The Company's competitive strategy is to be a technology innovator and strategic partner with larger industry leaders. The Company's present or future products could be rendered obsolete by technological advances by one or more of its competitors or by future entrants into its markets.

RAW MATERIALS AND SUPPLIES

     The Company purchases raw materials, components, devices, and subassemblies from a wide variety of sources. Principal raw materials used by the Company include plastics, urethanes, ceramics, Kevlar, aluminum, steel, airbag materials, hoses, woven materials, upholstery and fabric products and foam. Components include aluminum subassemblies, restraints and related hardware, harnesses, and gas generators for inflatable restraint products. The Company generally purchases supplies and components pursuant to individual or blanket purchase orders. Blanket purchase orders usually provide for the purchase of a large amount of items at fixed prices for delivery and payment on specific dates. Most of the raw materials used by the Company are widely available. Certain components utilized in the 16g Seat have been subject to vendor delays or vendor quality problems. The Company has addressed these issues and believes that it has established an adequate multiple source supplier base that is industry standard. However, certain components of the Company's products are proprietary or highly regulated, including certain types of foam, hydrolocks and woven materials, and shortages of these components could cause disruptions of production from time to time.

BACKLOG

     The Company's backlog at December 31, 1998 and 1997 was approximately $121 million and $86 million, respectively. The backlog at December 31, 1998 and 1997 consisted of approximately $62 million and $51 million, respectively, under defense contracts and approximately $59 million and $35 million, respectively, with commercial customers.

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

EMPLOYEES

     The Company has approximately 1,300 full-time employees at its locations in Arizona, California, Illinois, New York, North Carolina, Georgia, and Ashington, England. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not unionized except at its Coach and Car facility which is reported as a discontinued operation.

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


ITEM 2.       PROPERTIES

     The Company's corporate headquarters are located in Phoenix, Arizona. The Company conducts operations in six U.S. states and in the United Kingdom. Manufacturing facilities are located in Tempe, Arizona; Poway, California (San Diego metropolitan area); Elk Grove Village, Illinois (discontinued operation); Atlanta, Georgia; Asheville, North Carolina; and Ashington, England. In addition, the Company maintains extensive research and development labs and testing facilities in Phoenix. The Company leases most of its facilities.

     Management believes that its facilities are adequate for their various purposes. In July 1998, Airline Interiors moved into a new, larger manufacturing facility in Poway, California, and in March 1999, the Company closed its Artcraft facility in Milwaukee, Wisconsin. The Company will relocate its Phoenix-based government and defense business to a new facility in the Phoenix metropolitan area in 2000.


ITEM 3. LEGAL PROCEEDINGS

     In February 1998, the Company filed a complaint in United States District Court for the District of Arizona against Autoliv, Inc., seeking injunctive relief from alleged anti-competitive acts and practices by Autoliv. The complaint alleges numerous unlawful actions taken by Autoliv in connection with a license from the Company to market and distribute the Company's ITS(R). The legal action asserts that Autoliv has suppressed technology and is unlawfully interfering with the Company's rights to market the ITS(R) and related products to other first tier automotive safety equipment suppliers and to automobile manufacturers. In 1998, the District Court stayed the proceedings and ruled that the dispute between the parties was a contractual one and was subject to arbitration pursuant to a contract provision. The Company disagrees and has appealed the order to the United States Court of Appeals for the Ninth Circuit. The litigation is pending. The District Court did not rule on the merits of the Company's claims.

     On November 3, 1998, the Company filed a separate complaint against Autoliv in the United States District Court for the District of Delaware seeking injunctive relief and damages for patent infringement. The Company's complaint alleges that Autoliv developed, offered, and sold a side impact head protection device in the United States that infringes the patent that Simula owns for the ITS(R). The Company became aware of the potential infringement in early October 1998 as Autoliv introduced this device into production automobiles being offered for the first time in the United States. This litigation is pending.

     In addition, the Company is involved in other litigation in the ordinary course of business from time to time. The Company presently is not a party to any threatened or pending litigation, the negative outcome of which would be material to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 1998 to a vote of security holders, through the solicitation of proxies, or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SMU." The following table sets forth the high and low closing prices of the Company's Common Stock for each calendar quarter of the year indicated.

                                                       High          Low
                                                       ----          ---
           1997:
           First Quarter..........................    $18.38        $13.63
           Second Quarter.........................     20.00         14.00
           Third Quarter..........................     24.56         18.94
           Fourth Quarter.........................     19.88         14.31

           1998:
           First Quarter..........................    $17.13        $13.50
           Second Quarter.........................     18.19         13.50
           Third Quarter..........................     17.00          8.25
           Fourth Quarter.........................      8.75          5.25

           1999:
           First Quarter..........................      8.75          4.94

     The number of holders of the Common Stock of the Company, including beneficial holders of shares held in street name, as of the close of business on March 29, 1999, is estimated to be greater than 2,000. On March 29, 1999, the closing price of the Common Stock was $5.06 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The Selected Consolidated Financial Data presented below has been derived from historical audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 1998. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto.

                                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                          1998         1997         1996         1995        1994
                                                       ---------    ---------    ---------    ---------    ---------
                                                               (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
    Revenue                                            $ 100,645    $  67,362    $  42,125    $  35,153    $  29,032
    Cost of revenue                                       85,724       51,781       36,769       20,029       18,822
                                                       ---------    ---------    ---------    ---------    ---------
    Gross margin                                          14,921       15,581        5,356       15,124       10,210
    Administrative expenses                               20,421       18,698       15,861       11,847        6,918
                                                       ---------    ---------    ---------    ---------    ---------
    Operating (loss) income                               (5,500)      (3,117)     (10,505)       3,277        3,292
    Interest expense                                      (5,277)      (4,486)      (1,752)      (1,423)      (1,774)
    Interest income                                          178          313           52          440           22
    Other                                                               1,298
                                                       ---------    ---------    ---------    ---------    ---------
    (Loss) income before taxes                           (10,599)      (5,992)     (12,205)       2,294        1,540
    Income tax benefit (expense)                           3,786        2,390        5,010         (158)        (575)
                                                       ---------    ---------    ---------    ---------    ---------
    (Loss) earnings before discontinued
       operations and cummulative effect of
       change in accounting principle (1) (2)             (6,813)      (3,602)      (7,195)       2,136          965
    (Loss) earnings from discontinued operations (1)      (2,320)          62          277          521        1,149
    Estimated loss on disposal (1)                       (18,576)
    Cumulative effect of change in
       accounting principle (2)                                                     (3,132)
                                                       ---------    ---------    ---------    ---------    ---------
    Net (loss) earnings (2)                            $ (27,709)   $  (3,540)   $ (10,050)   $   2,657    $   2,114
                                                       =========    =========    =========    =========    =========

PER SHARE AMOUNTS (3):
Earnings per common share - basic:
    (Loss) earnings before discontinued
       operations and accounting change                $   (0.69)   $   (0.39)   $   (0.79)   $    0.26    $    0.18
    (Loss) earnings from discontinued operations       $   (0.23)   $    0.01    $    0.03    $    0.07    $    0.21
    Estimated loss on disposal                         $   (1.88)
    Cumulative effect of accounting change                    --           --        (0.36)
                                                       ---------    ---------    ---------    ---------    ---------
    Net (loss) earnings                                $   (2.80)   $   (0.38)   $   (1.12)   $    0.33    $    0.39
                                                       =========    =========    =========    =========    =========

Earnings per common share - assuming dilution:
    (Loss) earnings before discontinued
       operations and accounting change                $   (0.69)   $   (0.39)   $   (0.79)   $    0.25    $    0.17
    (Loss) earnings from discontinued operations       $   (0.23)   $    0.01    $    0.03    $    0.06    $    0.20
    Estimated loss on disposal                         $   (1.88)
    Cumulative effect of accounting change                    --           --        (0.36)
                                                       ---------    ---------    ---------    ---------    ---------
    Net (loss) earnings                                $   (2.80)   $   (0.38)   $   (1.12)   $    0.31    $    0.37
                                                       =========    =========    =========    =========    =========

PRO FORMA AMOUNTS (2) (3):
    Net earnings                                                                              $     194    $   1,675
                                                                                              =========    =========
    Earnings per share - basic                                                                $    0.02    $    0.31
                                                                                              =========    =========
    Earnings per share - assuming dilution                                                    $    0.02    $    0.29
                                                                                              =========    =========
OTHER DATA:
Research and development
    Funded by the Company                              $   3,383    $   4,394    $   1,916    $   1,419    $     688
    Costs incurred on funded contracts                 $  10,066    $   7,383    $   8,588    $   4,722    $   3,165

                                                                                AS OF DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                         1998           1997           1996           1995           1994
                                                       --------       --------       --------       --------       --------
                                                                             (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Assets:
    Current assets                                     $ 62,424       $ 73,409       $ 44,280       $ 29,211       $ 15,340
    Property and equipment - net                         21,495         18,666         17,462         10,476          8,370
    Deferred income taxes                                20,550          4,477          1,782            812             --
    Deferred costs                                        2,628          3,137            929          6,206          1,460
    Intangibles - net                                     3,452          3,701          3,832          3,758          3,930
    Other                                                   430            498            731          1,800            157
    Net assets of discontinued operations                               13,471         13,926         13,166         12,017
                                                       --------       --------       --------       --------       --------
Total assets                                           $110,979       $117,359       $ 82,942       $ 65,429       $ 41,274
                                                       ========       ========       ========       ========       ========

Liabilities:
    Current liabilities                                $ 45,176       $ 24,754       $ 21,075       $  8,142       $ 10,104
    Long-term debt                                       47,233         46,963         24,680         11,200         14,176
    Other                                                                                                               345
                                                       --------       --------       --------       --------       --------
Total liabilities                                        92,409         71,717         45,755         19,342         24,625
Shareholders' equity (4)                                 18,570         45,642         37,187         46,087         16,649
                                                       --------       --------       --------       --------       --------
Total liabilities and shareholders' equity             $110,979       $117,359       $ 82,942       $ 65,429       $ 41,274
                                                       ========       ========       ========       ========       ========

(1) In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit operations. Accordingly, the operating results of these operations including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations.

(2) During 1996, the Company adopted a new method of accounting for pre-contract costs. These costs were previously deferred and recovered over the revenue streams from the Company's customers. Effective January 1, 1996, these costs have been expensed. Pro forma amounts for 1995 and 1994 assume the new accounting method is applied retroactively.

(3) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per share, ("SFAS No. 128"). Per share amounts previously reported have been restated to conform with the requirements of SFAS No. 128. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of basic and diluted earnings per share calculations. Earnings per share amounts for the years ended December 31, 1998, 1997 and 1996 are calculated using only weighted average outstanding shares of 9,880,283, 9,288,416 and 8,947,060, respectively. Options to purchase Common Stock and shares to be issued upon conversion of the 8% Senior Subordinated Convertible Notes and the Series C 10% Senior Subordinated Convertible Notes totaling 4,546,065, 3,896,966 and 1,881,562 for the years ended December 31, 1998, 1997 and 1996, respectively, were not used for computing diluted earnings per share because the result would be anti-dilutive. Basic earnings per share for the year ended December 31, 1994 is calculated using weighted average shares outstanding of 5,461,095 and earnings per share assuming dilution is calculated including 243,831 additional shares for stock options and warrants.

(4) The Company has not paid any cash dividends since its April 1992 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three years ended December 31, 1998 compared to the same periods of the prior years. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

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

     Since its founding in 1975, the Company's historic core business has been as a government and defense contractor. Additionally, commencing with acquisitions and commercial products development since 1993, the Company become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a successful new entrant in the manufacture of new commercial airliner seating. Utilizing its proprietary safety technology, the Company has introduced crashworthy systems for a variety of vehicles and aircraft and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure ("ITS").

     Management made a strategic decision to enter the commercial aircraft seating market to bring its proprietary energy-absorbing technologies to a new industry and take advantage of positive industry trends in 1993. To implement its decision, the Company completed three acquisitions that allowed it to develop the necessary infrastructure to support future growth. In August 1993, the Company acquired Airline Interiors, Inc. (the "Airline Acquisition"), which was primarily involved with the refurbishment, reupholstery, reconditioning, and reconfiguring of existing passenger seats. The Airline Acquisition provided certain FAA certifications, enhanced the Company's management team and customer base, and provided substantial assembly capacity. During 1994, the Company acquired Coach & Car Equipment Corporation ("Coach and Car") and Artcraft Industries Corp. ("Artcraft"). The acquisitions of Coach and Car and Artcraft are collectively referred to as the 1994 Acquisitions. The 1994 Acquisitions' existing operations included providing a majority of all manufacturing and refurbishment of rail and mass transit seating systems in North America. The 1994 Acquisitions provided the Company with substantial large-scale manufacturing capacity and synergies utilized in the production of its 16g Seat for airliners.

     In 1994, the Company made a strategic decision to enter the inflatable restraint market for automobiles utilizing its proprietary ITS technology. Through 1996, the Company completed its development of this technology and start-up of its manufacturing facilities. In 1997, the Company began manufacturing the ITS for sale to BMW, a major European automobile manufacturer.

     To continue it's strategic plan, in 1998 the Company adopted a plan to sell its rail and mass transit seating operations at Coach and Car and Artcraft. Because the company's commercial airliner seating operation moved into a significantly larger facility in July 1998 and has established substantial production, the rail operations are no longer required to demonstrate the company's production capabilities to current and potential airliner seating customers. In addition, the larger airliner seating manufacturing facility reduced the synergies achieved previously with the mass rail and transit seating operation. The sale of these businesses will provide cash that will be used to repay outstanding indebtedness. In addition, the sale will allow senior company management to focus on its other businesses. The company has initiated an active marketing plan and anticipates it will sell these operations as ongoing businesses. These companies will continue their marketing, sales and manufacturing activities as the company prepares them for sale. The company's rail and mass transit seating operations are reported as discontinued operations.

     Simula's revenue has historically been derived from three sources: sales of Company manufactured products; contract research and development for third parties; and technology sales and royalties. A substantial portion of its current revenue from the government and defense segment is accounted for under the percentage of completion method of accounting. Under this method, revenue is recorded as production progresses so that revenue less costs incurred to date yields the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts. Note 17 of the Notes to Consolidated Financial Statements provides a break down of revenues for each significant segment of the Company. Note 16 of the Notes to Consolidated Financial Statements provides the revenues and related costs associated with contract research and development for third parties.

     The Company is a holding company for wholly owned subsidiaries which operate in two primary business segments. The Commercial Transportation Products segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines and operations producing inflatable restraints and related safety technologies for automobiles. The Government and Defense segment includes operations that design and manufacture crash resistant seats and components, energy absorbing devices, and ballistic armor, principally in connection with United States armed forces procurement. The remaining segment, entitled Other, represents general corporate operations.

RESULTS OF CONTINUING OPERATIONS                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1998        1997         1996
                                            ---------    ---------    ---------
                                                  (Dollars in Thousands)
REVENUE:
     Commercial Transportation Products     $  64,749    $  36,997    $   9,436
     Government and Defense                    35,877       30,348       32,689
     Other                                         19           17
                                            ---------    ---------    ---------
        Total                               $ 100,645    $  67,362    $  42,125
                                            =========    =========    =========

GROSS MARGIN:
     Commercial Transportation Products     $   4,141    $   4,781    $  (4,129)
     Government and Defense                    10,760       10,792        9,485
     Other                                         20            8
                                            ---------    ---------    ---------
        Total                               $  14,921    $  15,581    $   5,356
                                            =========    =========    =========

ADMINISTRATIVE EXPENSES:
     Commercial Transportation Products     $   9,842    $   7,207    $   5,929
     Government and Defense                     9,225       10,096        8,502
     Other                                      1,355        1,395        1,430
                                            ---------    ---------    ---------
        Total                               $  20,422    $  18,698    $  15,861
                                            =========    =========    =========

OPERATING (LOSS)/INCOME:
     Commercial Transportation Products     $  (5,701)   $  (2,427)   $ (10,058)
     Government and Defense                     1,536          696          983
     Other                                     (1,335)      (1,386)      (1,430)
                                            ---------    ---------    ---------
        Total                               $  (5,500)   $  (3,117)   $ (10,505)
                                            =========    =========    =========

     The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of revenues.

                                                YEAR ENDED
                                                DECEMBER 31,
                                           --------------------
                                           1998    1997    1996
                                           ----    ----    ----
INCOME STATEMENT DATA
     Revenue                               100%    100%    100%
     Cost of revenue                        85      77      87
     Gross margin                           15      23      13
     Administrative expenses                20      28      38
                                           ---     ---     ---
        Operating loss                     (5)%    (5)%   (25)%
                                           ===     ===     ===

1998 Compared to 1997

     Revenue for the year ended December 31, 1998 increased 49% to $100.6 million from $67.4 million for the comparable period in 1997. Commercial Transportation Products revenue increased 75% or $27.8 million principally as a result of increased deliveries of ITS and 16g Seats. Government and Defense revenue increased 18% or $5.5 million due to a general increase in ongoing government contracts.

     For the year ended December 31, 1998, gross margin decreased 4% to $14.9 million from $15.6 million for the comparable period in 1997. As a percent of sales, gross margins decreased to 15% from 23%. Gross margins for Commercial Transportation Products decreased 13% or $0.6 million and the gross margin percentage decreased to 6% from 13% in 1997. The decrease in gross margins resulted primarily from increased pre-contract and start-up costs and production cost inefficiencies from the penetration of additional sales channels in the airline seating market, a $2.0 million write down of certain inventory used in the refurbishment of airline seating which is no longer a significant component of operations, and costs incurred related to the move of the airline seating operations to a new facility which provided for additional capacity. The effect of the above results in the airline seat business was partially offset by increased gross margins on the ITS as a result of increased volume and a complete year of operations. Gross margin percentages of Government and Defense decreased to 30% from 36%. The decrease in gross margin percentages at Government and Defense was primarily due to higher funding on research and development contracts.

     Administrative expenses for the year ended December 31, 1998 increased 9% to $20.4 million from $18.7 million for the comparable period in 1997. As a percent of sales, administrative expenses decreased to 20% from 28% due to the increase in revenue noted above. Commercial Transportation Products administrative expenses increased $2.6 million or 37% and as a percentage of sales decreased to 15% from 19% primarily due to increased sales volume. Government and Defense administrative expenses decreased $0.9 million or 9% and is related to the 23% decrease to $3.4 million from $4.4 million of internally funded research and development expenses. The decreased research and development expenses were partially attributable to an increase in certain Government and Defense production contracts which resulted in greater production resources being assigned to contract programs. As a percent of sales, Government and Defense administrative expenses decreased to 26% from 33% attributable to increased sales and lower expense levels as noted above.

     Interest expense for the year ended December 31, 1998 increased 18% to $5.3 million from $4.5 million for the comparable period in 1997. These increases were due to increased borrowings on the Company's bank credit facilities. These borrowings were made to fund operations and acquire fixed assets necessary to support the growth in revenues for 1998 and subsequent years.

     Interest income for the year ended December 31, 1998, was approximately $178,000. This income results from the investment by the Company of the excess liquid assets in short term instruments which are invested in high quality government and short-term investment grade, interest bearing securities.

     The effective income tax rate for the year ended December 31, 1998 approximated 35% as compared to 39% for the comparable period in 1997. The decrease in the Company's 1998 effective tax rate is attributable to the expiration of certain foreign tax credits and the recognition of a valuation allowance for certain state net operation loss and foreign tax credit carry forwards.

1997 Compared to 1996

     Revenue for the year ended December 31, 1997 increased 60% to $67.4 million from $42.1 million for the comparable period in 1996. Commercial Transportation Products revenue increased 292% or $27.6 million principally as a result of increased deliveries of 16g Seats and the beginning of ITS deliveries for the first time. Government and Defense revenue decreased 7% or $2.3 million due to approximately $4.6 million in incremental revenue in 1996 from a government armor contract which represented non-recurring business. Excluding this contract from the year ended December 31, 1996, revenues increased 9% for the 1997 period versus the 1996 period due to a general increase in ongoing government contracts.

     For the year ended December 31, 1997, gross margin increased 191% to $15.6 million from $5.4 million for the comparable period in 1996. As a percent of sales, gross margins increased to 23% from 13%. Gross margins for Commercial Transportation Products increased 216% or $8.9 million and the gross margin percentage increased to 13% from a negative (44%) in 1996. The increase in gross margins is primarily attributable to beginning product deliveries of ITS in 1997, whereas the comparable period in 1996 did not generate significant revenues, and a significant increase in deliveries of the Company's airline 16g Seat. In addition, gross margins were positively impacted by lower pre-contract and start-up costs for both the ITS and the 16g Seat. The improvements in gross margin percentage were partially offset by cost inefficiencies resulting from the significant increase in 16g Seat deliveries. Production bottlenecks caused by parts shortages, overtime costs, learning costs related to adding a second production shift and other production related expenses for the Company's tourist class 16g Seats resulted in reduced gross margins. In addition, the initial production costs of the larger than expected volume for Company's new first class 16g Seat were higher than anticipated. Gross margin percentages of Government and Defense increased to 36% from 29%. The increase in gross margin percentages at Government and Defense was primarily due to lower funding deficiencies incurred on research and development contracts.

     Administrative expenses for the year ended December 31, 1997 increased 18% to $18.7 million from $15.9 million for the comparable period in 1996. As a percent of sales, administrative expenses decreased to 28% from 38% due to the increase in revenue noted above. Commercial Transportation Products administrative expenses increased $1.3 million or 22% due primarily to the expansion of the corporate and sales infrastructure related to the commercial introduction of the ITS, including resources being utilized for sales and administration versus pre-contract activities, and research and development related to expansion of ITS related technologies. Government and Defense administrative expenses increased $1.6 million or 19% primarily due to the increase in internally funded research and development expenses which increased 129% to $4.4 million from $1.9 million. The increased research and development expenses were partially attributable to a delay in certain Government and Defense production contracts which resulted in production resources being assigned to available work.

     Interest expense for the year ended December 31, 1997 increased 156% to $4.5 million from $1.8 million for the comparable period in 1996. These increases were due to increased borrowings on the Company's bank credit facilities, the issuance of $34.5 million of the 8% Senior Subordinated Convertible Notes (the "8% Notes") in April 1997 and the issuance of $14.3 million of the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes) in September 1996. These borrowings were made to fund its growth in working capital and fixed assets necessary to support the growth in revenues for 1997 and subsequent years. During the third quarter of 1997, $9,550,000 of the 10% Notes and $475,548 of accrued interest were converted into 679,633 shares of the Company's Common Stock. Annual interest expense on the 10% Notes converted would be approximately $1.1 million.

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

DISCONTINUED OPERATIONS

     The net loss from discontinued operations was ($20.9) million for the year ended December 31, 1998. Included in this amount is a net loss from operations of the discontinued segment of ($2.3) million primarily resulting from unabsorbed overhead costs principally due to production delays. The remainder of the loss from discontinued operations of ($18.6) million represents the write-down of the remaining net assets of these business to their net realizable value. This write-down was principally comprised of fixed assets, contract receivables and inventory and the write-off of intangible assets and represented a non-cash charge. Estimated costs of disposal and projected operating results have been included in determining the net realizable value of these businesses through the projected date of disposition. Due to the subjective nature of estimated future operations and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes, if any, in estimates will be included in the consolidated statement of operations in the reporting period determined.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through operating cash flow, lines of credit and debt and equity offerings. In August 1993, the Company began to acquire companies, primarily with borrowed funds. The Company issued $5.7 million of 12% Senior Subordinated Notes (the "12% Notes") in connection with the acquisition of Airline Interiors in August 1993. The 12% Notes were retired during 1998. In 1994, the Company issued approximately $6.5 million of 9% Senior Subordinated Convertible Notes (the "9% Notes") in connection with the acquisition of Coach and Car. The 9% Notes were converted into Common Stock during 1994. The Company issued Common Stock and assumed a bank line of credit of $1.7 million, of which $650,000 was repaid simultaneously with the closing, in connection with the acquisition of Artcraft in September 1994. But for the acquisitions, the Company would have been able to satisfy its financial needs through operating cash flow. These acquisitions resulted in substantially increased working capital needs to fund the large vendor payable balances, contract advances of Coach and Car existing at the date of acquisition, and the increase in receivables and inventories of all the acquired companies after the respective dates of acquisition.

     The Company completed a secondary public offering of Common Stock, which closed and funded in April 1995. As a result of this offering, 2,328,750 shares were sold by the Company at $12 per share. Approximately $8.2 million of indebtedness was repaid at that time.

     In September 1996, the Company issued $14.3 million of the 10% Notes in a private placement to accredited investors. During 1997, $9,550,000 of the 10% Notes and $475,548 of accrued interest were converted into 679,633 shares of the Company's Common Stock. The 10% Notes outstanding at December 31, 1997 bear interest at 10% payable semi-annually and are due in September 1999. These remaining 10% Notes are convertible into approximately 280,000 shares of the Company's Common Stock. The Company has the right to call the remaining 10% Notes at par plus accrued interest on and after June 15, 1997. The Indenture relating to the 10% Notes contains certain covenants including limitations on sale of assets and transactions with affiliates. The Company was in compliance with all of the covenants of this indenture at December 31, 1998.

     During the second quarter of 1997, the Company completed the public offering of $34.5 million of 8% Convertible Subordinated Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of the Company's Common Stock at a price of $17.55 per share of Common Stock. The 8% Notes may be redeemed at the Company's option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date. However, on or after May 1, 1999 and prior to April 30, 2000, the 8% Notes will not be redeemable unless the closing price of the Company's Common Stock has equaled or exceeded $23.625 for 20 trading days within a period of 30 consecutive trading days.

     In November 1998, the Company undertook to refinance the maturing 12% Notes and completed a private placement to accredited investors of $3,238,000 of 9-1/2% Senior Subordinated Notes (the "9-1/2% Notes"), and received proceeds of approximately $1.0 million and the exchange of approximately $2.2 million of the company's 12% Notes. The 9-1/2% Notes may be redeemed at the Company's option, upon at least 30 days' notice, in whole or in part on a pro rata basis, on and after April 30, 1999, at 102% of par value plus all accrued interest payable to the date of redemption. Proceeds received from the 9-1/2% Notes were used in the retirement of the 12% Notes upon maturity. The 9-1/2 % Notes become due on September 30, 2003 and bear interest payable semi-annually.

      The indenture relating to the 8% Notes and 9-1/2% Notes contains certain covenants including limitations on the incurrence of additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The Company was in compliance with all these covenants as of December 31, 1998.

     In November 1998, the Company executed a new Senior Credit Agreement replacing the Company's previous senior credit agreement and provides for an increase in capacity to a total of $30 million and can be expanded to encompass additional facilities. This agreement initially provides for a $20 million revolving line of credit and two $5 million term facilities for the refinancing of equipment and subordinated debt. The Company used proceeds received under the equipment facility to fund working capital requirements and repay the outstanding principal balance of approximately $3.4 million on a previous $5.0 million term equipment note payable. The Company used proceeds of $2.5 million received under the subordinated debt refinancing facility in the retirement of it's 12% Notes upon maturity.

     In February 1999, the Senior Credit Agreement was amended by a Modification Agreement. The Modification Agreement increased the revolving credit facility to $26 million, limited the outstanding balance to the lesser of the revolving credit facility or the Revolving Line of Credit Borrowing Base (as defined), reduced the subordinated debt refinance facility to $2.5 million and adjusted the interest rate to LIBOR plus 3.5% from LIBOR plus 2.25%. In addition, the Modification Agreement set benchmarks concerning timing and proceeds from the sale of the discontinued operations and the sale of certain real property owned by the company. The agreement requires that sale proceeds, up to certain limits, must be used to reduce outstanding borrowing under the agreement and if the Company's discontinued operations are not disposed of by April 30, 1999 additional lender fees will be assessed.

         During the first quarter of 1999, the Company commenced a private placement to an accredited investor of up to $7.5 million of the Company's Series A Convertible Preferred Stock (the "Series A"). Under the terms of this offering the Series A will bear a coupon rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A is subject to mandatory redemption at May 1, 2004. The Series A may be converted into shares of the Company's Common Stock at any time at 101% of the average closing price of any 15 out of the 30 consecutive trading days preceding conversion, up to a specified maximum conversion price (the "Conversion Cap"). The Conversion Cap for the first twelve months will be $8.60 per share and is subject to an annual adjustment to the lesser of the then existing Conversion Cap or 130% of the then current market price of the Company's Common Stock. Conversion of the Series A is limited to 10% of the initial amount per month, accumulating monthly up to a maximum of 30% of the accumulated convertible amount in any month. The Company may require the conversion of the Series A if the market price of the Company's Common Stock exceeds the Conversion Cap by at least 50% for at least 20 consecutive trading days, subject to the same conversion limitations imposed upon the Series A holders. The proceeds from this offering will be utilized to pay down the existing revolving line of credit. The Company expects to complete this transaction on or around March 31, 1999. The Company will execute with the Series A holder a registration rights agreement pursuant to which the Company must file a registration statement, registering the Common Stock issuable upon the conversion of the Series A with the Securities Exchange Commission, within 45 days of the Series A closing date.

     The Company has engaged a broker and listed real property owned by the Company for sale and leaseback and expects to generate net cash proceeds in the range of $2.0 million to $2.8 million in this transaction. The Company expects to complete this transaction during the second quarter of 1999.

     The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract receivables, net of contract advances, increased $2.0 million for the year ended December 31, 1998 principally due to the timing of work performed and the billing provisions of the related contracts. In addition, trade receivables increased $1.1 million for the year ended December 31, 1998 due to the increased volume in Commercial Transportation Products segment.

     Operating activities required the use of $19.2 million of cash during the year ended December 31, 1998, compared to the use of $16.6 million of cash during the same period in 1997. Cash used by operating activities in 1998 was primarily used to fund the Company's operating activities that experienced inefficiencies in the design and production of the 16g Seats, and higher than expected cost overruns on contracts held in the discontinued operation segment. In addition, cash was utilized to fund the increase in inventories of $2.2 million and the increase in contract and trade receivables noted above, partially offset by combined increases in accounts payable and accrued liabilities of $2.6 million. The increase in inventory is primarily related to the 16g Seat and represents the buildup necessary to support current and anticipated future deliveries. The combined increase in accounts payable and accrued liabilities is attributable to overall increase in business volume.

     Investing activities required the use of $6.4 million of cash during the year ended December 31, 1998. Approximately $6.2 million was used for capacity investment in the Commercial Transportation Products segment of the Company's business. This investment included approximately $1.0 million in leasehold improvements at new larger manufacturing facilities for the 16g Seat and $4.1 million in the purchase of manufacturing equipment to support the current and future production demands.

     Financing activities provided $17.2 million of cash during the year ended December 31, 1998 principally due to net borrowings received from the revolving line of credit of $16.9 million.

     The Company believes it has sufficient manufacturing capacity, at December 31, 1998, to meet its anticipated future delivery requirements. The Company's ability to fund working capital requirements during the next year will be dependent upon the proceeds received from the sale of its' discontinued operations and the Series A financing described above to repay indebtedness and increase availability of funds under its bank credit agreement. The Company may, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's products and technologies.

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

     Historically, research and development efforts have fluctuated based upon available government-funded contracts. The Company anticipates that future fluctuations may also occur and that absent government funded research, the Company will directly fund research and development efforts to expand its inflatable restraint, commercial airliner seating, and other technologies. As noted in Note 16 to the Consolidated Financial Statements, the Company's costs for research and development to advance its technologies were $13.5 million in 1998, of which $3.4 million was internally funded.

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

     The Company is in the assessment phase with regard to its state of readiness relative to non-IT devices containing embedded circuitry. The Company is in the process of communicating with the manufacturers of non-IT devices containing embedded circuitry and to date has fully assessed (confirmed that such devices are Year 2000 compliant or upgraded the devices as needed) approximately 20% of such devices.

     The Company is also in the assessment phase with regard to third parties with which the Company has a material relationship. In connection with this assessment, the Company has been appointing a Year 2000 Program Manager at each of its subsidiaries, and has made or is making written inquiries of its customers and suppliers. This process is not yet complete. While the Company has not been made aware of any problems that would materially impact the Company's operations, there can be no assurance that one or more material third parties will not have Year 2000 problems that materially impact the Company's business in some fashion. Various agencies of the U.S. government and military branches of the U.S. armed forces are significant customers of the Company. As of the date of this report, the Company has received conflicting data as to the state of any of such customers' Year 2000 readiness. Therefore, the Company is unsure at this time the extent, if any, that any entity of the U.S. government with whom the Company has a material relationship will have internal Year 2000 issues which may materially impact the Company's business.

     The Company continues to be in the remediation phase with regard to its IT systems. As of the date of this report, the Company has one subsidiary using accounting and manufacturing systems significantly affected by the Year 2000 issue. The remediation of these systems is more than 50% complete and the Company estimates it will complete the conversion to new, Year 2000-compliant, manufacturing and accounting software by April 15, 1999.

     Selection of a remediation tool set for desktop personal computers and servers was completed in February 1999, and the implementation of such tool is continuing and is expected to be completed by June 30, 1999.

     In addition to the internal assessment and remediation efforts being conducted by the Company pursuant to the Year 2000 Plan as described above, the Company has engaged the services of a third party consultant to review Year 2000 matters on a subsidiary-by-subsidiary basis. The consultant commenced work in January 1999.

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

Risks of Year 2000 Failure

     The failure on any party's part to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company has not developed a formal written contingency plan for dealing with potential Year 2000 issues in general. The risks associated with each particular system not being Year 2000 compliant are analyzed in connection with the Company's assessment of Year 2000 issues as described above, and contingency plans will be effected by the Company on a case-by-case basis as the need arises.

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

FORWARD LOOKING INFORMATION AND TRENDS AND UNCERTAINTIES IN THE BUSINESS

     Commencing in fiscal 1997, the Company entered large scale production of the ITS and 16g Seat. Significant investments to transition to high volume manufacturing for the 16g Seat continued in 1998 which resulted in loses for the Company. The Company began to realize significant revenues from the introduction of these products in 1997 and 1998 and anticipates continued growth in 1999. Growth in the automotive safety business should result from increased production volumes. However, auto industry customary price reductions will reduce operating margins. If disputes with first tier suppliers reduce production levels this business could be impacted. Improved financial performance in the airline seating business is expected but will be dependent on improvements in manufacturing efficiencies, materials cost reductions, better delivery records and customer satisfaction, and continued sales. It is estimated that the airline seating business should achieve break even results in 1999. During 1999, the government and defense business of the Company is expected to show growth in revenues and operating income. See, "Segments and Markets - Automotive Safety Systems; Airline Seating Systems and Components; Government and Defense Contracting."

     The Company believes its revenues should exceed $125 million in 1999. The Company's current focus is on controlling costs and eliminating inefficiencies resulting from the faster than anticipated rate of growth in its new product lines, principally the 16g Seat, and this focus should result in net operating income with a positive impact on earnings.

     Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows. The Company's liquidity and available working capital will be dependent upon the availability of sales proceeds from discontinued operations and other financings to repay indebtedness and increase availability of funds under its bank credit agreement. Other pertinent factors include manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base; contract mix and shifting production and delivery schedules among the Company's two business segments; amount of resources committed to independent research and development from time to time; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; the costs of legal proceedings; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonally; the cyclical nature of the airline and automobile industries and other markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company.

     As used throughout this report, the words "estimate," "anticipate," "expect," "should," "intend," or other expressions that indicate future events identify forward looking statements. Actual results and trends may differ materially.


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

     b. Reports on Form 8-K. None.

     C. EXHIBITS. THE FOLLOWING EXHIBITS ARE INCLUDED PURSUANT TO ITEM 601 OF REGULATION S-K.


   NO.                                      DESCRIPTION                                              REFERENCE
   ---                                      -----------                                              ---------
   3.1  Articles of Incorporation of Simula, Inc., as amended and restated .......................      (4)
   3.2  Bylaws of Simula, Inc., as amended and restated ..........................................      (1)
   4.2  Indenture dated December 17, 1993, as amended ............................................      (2)
   4.5  Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
        the Company's issuance of Series C 10% Senior Subordinated Convertible Notes .............      (6)
   4.6  Supplemental Indenture No.3, effective March 14, 1997, amending the Indenture of
        Simula, Inc. dated December 17, 1993 .....................................................      (7)
   4.7  Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
        Subordinated Convertible Notes due May 1, 2004 ...........................................      (7)
 10.11  1992 Stock Option Plan, as amended effective September 15, 1998 ..........................     (10)
 10.12  1992 Restricted Stock Plan ...............................................................      (1)
 10.21  1994 Stock Option Plan, as amended effective September 15, 1998 ..........................     (10)
 10.24  Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        November 6, 1998 .........................................................................     (10)

*10.25  Modification Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        February 12, 1999
 10.26  Simula, Inc. Employee Stock Purchase Plan ................................................      (4)
 10.29  Form of Change of Control Agreements, as amended and restated, between the Company and
        Donald W. Townsend, Bradley P. Forst, James A. Saunders, Donald Rutter, and Randall L.
        Taylor ...................................................................................      (9)
 10.30  Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P
        Forst, James A. Saunders, and Randall L. Taylor ..........................................      (8)
 18.    Preference Letter re: change in accounting principles ....................................      (5)
 21.    Subsidiaries of the Company ..............................................................      (8)
+24.    Powers of Attorney - Directors ...........................................................      (8)
*27.    Financial Data Schedule

----------
* Filed herewith.
+ Powers of Attorney of James A. Saunders and Lon A. Offenbacher filed herewith. All other Powers of Attorney filed as noted.

(1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.
(2) Filed with Registration Statement on Form SB-2, No. 33-61028 under the Securities Act of 1933, effective December 10, 1993.
(3) Filed with Registration Statement on Form SB-2, No. 33-87582, under the Securities Act of 1933, effective December 28, 1994.
(4) Filed with Definitive Proxy on May 14, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.
(5) Filed with report on Form 10-Q/A for the quarter ended June 30, 1996. (6) Filed with report on Form 10-K for the year ended December 31, 1996.
(7) Filed with registration Statement on Form S-3, No. 333-13499, under the Securities Act of 1993, effective April 24, 1997.
(8)  Filed with report on Form 10-K for the year ended December 31, 1997.
(9)  Filed with report on Form 10-Q for the quarter ended March 31, 1998.
(10) Filed with report on Form 10-Q for the quarter ended September 30, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF PHOENIX, STATE OF ARIZONA, ON MARCH 31, 1999.


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


               SIGNATURE                          TITLE                        DATE
               ---------                          -----                        ----
/s/    Donald W.  Townsend             President and Director               March 31, 1999
------------------------------------     (Principal Executive Officer
       Donald W.  Townsend               and acting Chief Accounting
                                         Officer)


/s/    Bradley P.  Forst               Executive Vice President, General    March 31, 1999
------------------------------------      Counsel, Secretary and Director
       Bradley P.  Forst


/s/    James A. Saunders               Executive Vice President, Chief      March 31, 1999
------------------------------------     Operating Officer
       James A. Saunders


                *                      Chairman of the Board of Directors   March 31, 1999
------------------------------------
       Stanley P.  Desjardins

                *                      Director                             March 31, 1999
------------------------------------
       James C.  Withers

                *                      Director                             March 31, 1999
------------------------------------
       Robert D.  Olliver

                *                      Director                             March 31, 1999
------------------------------------
       John M. Leinonen

                *                      Director                             March 31, 1999
------------------------------------
       Lon A. Offenbacher


*By: /s/   Bradley P.  Forst
    --------------------------------
           Bradley P.  Forst
           Attorney-in-Fact

                                  SIMULA, INC.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997.................F-3

Consolidated Statements of Operations for the three years
  ended December 31, 1998....................................................F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income
  for the three years ended December 31, 1998................................F-5

Consolidated Statements of Cash Flows for the
  three years ended December 31, 1998.................................F-6 to F-7

Notes to Consolidated Financial Statements...........................F-8 to F-24

                          INDEPENDENT AUDITORS' REPORT

Directors and Shareholders
Simula, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Simula, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Simula, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2, during 1996, the Company changed its method of accounting for pre-contract costs.

Deloitte & Touche LLP

March 26, 1999
Phoenix, Arizona

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                             1998             1997
                                                                         -------------    -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $     933,462    $   9,367,031
   Contract and trade receivables - Net                                     27,113,757       22,897,091
   Inventories                                                              26,021,433       23,772,430
   Income taxes receivable                                                      53,142          146,899
   Deferred income taxes                                                     3,173,000        3,763,000
   Prepaid expenses and other                                                  548,472        1,188,467
   Net current assets of discontinued operations                             4,580,773       12,274,200
                                                                         -------------    -------------
    Total current assets                                                    62,424,039       73,409,118
PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS - Net                        21,494,535       18,666,140
DEFERRED INCOME TAXES                                                       20,550,000        4,477,000
DEFERRED FINANCING COSTS                                                     2,627,765        3,136,898
INTANGIBLES - Net                                                            3,452,402        3,701,494
OTHER ASSETS                                                                   430,340          497,823
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                              13,470,801
                                                                         -------------    -------------
    TOTAL                                                                $ 110,979,081    $ 117,359,274
                                                                         =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit                                              $  16,900,000
   Trade accounts payable                                                   11,028,062    $   9,832,206
   Other accrued liabilities                                                 7,496,841        5,662,816
   Advances on contracts                                                     2,220,737        1,163,109
   Current portion of long-term debt                                         7,530,222        8,096,207
                                                                         -------------    -------------
    Total current liabilities                                               45,175,862       24,754,338
LONG-TERM DEBT - Less current portion                                       47,233,558       46,962,530
                                                                         -------------    -------------
    Total liabilities                                                       92,409,420       71,716,868

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.05 par value - authorized, 50,000,000 shares; no shares issued or outstanding
   Common stock, $.01 par value - authorized, 50,000,000 shares;
    issued and outstanding, 9,915,391 and 9,850,832 shares                      99,154           98,508
   Additional paid-in capital                                               51,742,593       51,109,830
   Accumulated deficit                                                     (33,452,571)      (5,505,822)
   Accumulated other comprehensive income                                      180,485          (60,110)
                                                                         -------------    -------------
    Total shareholders' equity                                              18,569,661       45,642,406
                                                                         -------------    -------------
    TOTAL                                                                $ 110,979,081    $ 117,359,274
                                                                         =============    =============

                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                              1998              1997             1996
                                                                          -------------    -------------    -------------
Revenue                                                                   $ 100,644,678    $  67,362,456    $  42,125,104
Cost of revenue                                                              85,723,846       51,781,020       36,769,569
                                                                          -------------    -------------    -------------
Gross margin                                                                 14,920,832       15,581,436        5,355,535
Administrative expenses                                                      20,420,763       18,697,971       15,860,670
                                                                          -------------    -------------    -------------
Operating loss                                                               (5,499,931)      (3,116,535)     (10,505,135)
Interest expense                                                             (5,276,942)      (4,486,391)      (1,751,961)
Interest income                                                                 177,748          313,118           51,711
Other income                                                                                   1,298,026
                                                                          -------------    -------------    -------------
Loss before discontinued operations and cumulative effect                   (10,599,125)      (5,991,782)     (12,205,385)
   of change in accounting principle
Income tax benefit                                                            3,786,000        2,390,049        5,009,601
                                                                          -------------    -------------    -------------
Loss before discontinued operations and cumulative effect of a
   change in accounting principle                                            (6,813,125)      (3,601,733)      (7,195,784)
Discontinued Operations:
   (Loss) earnings from discontinued operations, net of the related
     income tax benefit (expense) of $1,276,000, ($125,951), ($268,601)      (2,319,388)          62,207          277,592
   Estimated loss on disposal, net of the
     related income tax benefit of $10,224,000                              (18,576,000)
Cumulative effect on prior years (to December 31, 1995)
   of changing accounting for pre-contract costs - Net
   of the related income tax benefit of $2,160,000                                                             (3,131,722)
                                                                          -------------    -------------    -------------
Net loss                                                                  $ (27,708,513)   $  (3,539,526)   $ (10,049,914)
                                                                          =============    =============    =============
(Loss) earnings per common share - basic and diluted:
   (Loss) earnings before discontinued operations and accounting change   $       (0.69)   $       (0.39)   $       (0.79)
   (Loss) earnings from discontinued operations                                   (0.23)            0.01             0.03
   Estimated loss on disposal                                                     (1.88)
   Cumulative effect of a change in accounting principle                                                            (0.36)
                                                                          -------------    -------------    -------------
   Net loss                                                               $       (2.80)   $       (0.38)   $       (1.12)
                                                                          =============    =============    =============

                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                   Additional                    Currency
                                            Common Stock             Paid-In      Accumulated   Translation     Treasury
                                       Shares          Amount        Capital        Deficit      Adjustment       Stock
                                     -----------    -----------    -----------    -----------    -----------   -----------
BALANCE, January 1, 1996               8,970,627    $    89,706    $37,981,759   $  8,295,434    $        --   $  (279,838)
 Net loss                                                                         (10,049,914)
 Issuance of  Common shares              104,471          1,045        953,891
 Retirement of treasury stock            (82,500)          (825)       (67,197)      (211,816)                     279,838
 Tax benefit from option exercises                                     163,000
 Currency translation adjustment                                                                      32,414
                                     -----------    -----------    -----------    -----------    -----------   -----------
BALANCE, December 31, 1997             8,992,598         89,926     39,031,453     (1,966,296)        32,414            --

 Net loss                                                                          (3,539,526)
 Issuance of common shares               178,601          1,786      2,059,132
 Conversion of Series C 10% Senior
   Subordinated Convertible Notes        679,633          6,796      9,586,245
 Tax benefit from option exercises                                     433,000
 Currency translation adjustment                                                                     (92,524)
                                     -----------    -----------    -----------    -----------    -----------   -----------
BALANCE, December 31, 1998             9,850,832         98,508     51,109,830     (5,505,822)       (60,110)           --

 Net loss                                                                         (27,708,513)
 Issuance of common shares                64,559            646        622,763
 Recognition of Minimum                                                              (238,236)
  Pension Liability
 Tax benefit from options exercised                                     10,000
 Currency translation adjustment                                                                     240,595
                                     -----------    -----------    -----------    -----------    -----------   -----------
Balance, December 31, 1998             9,915,391    $    99,154    $51,742,593   $(33,452,571)   $   180,485   $        --
                                     ===========    ===========    ===========    ===========    ===========   ===========

                                         Total
                                       Shareholders'  Comprehensive
                                         Equity         Income
                                       -----------    -----------
BALANCE, January 1, 1996              $ 46,087,061
 Net loss                              (10,049,914)  $(10,049,914)
 Issuance of  Common shares                954,936
 Retirement of treasury stock                   --
 Tax benefit from option exercises         163,000
 Currency translation adjustment            32,414         32,414
                                       -----------    -----------
BALANCE, December 31, 1997              37,187,497   $(10,017,500)
                                                      ===========
 Net loss                               (3,539,526)  $ (3,539,526)
 Issuance of common shares               2,060,918
 Conversion of Series C 10% Senior
   Subordinated Convertible Notes        9,593,041
 Tax benefit from option exercises         433,000
 Currency translation adjustment           (92,524)       (92,524)
                                       -----------    -----------
BALANCE, December 31, 1998              45,642,406   $ (3,632,050)
                                                      ===========
 Net loss                              (27,708,513)  $(26,540,513)
 Issuance of common shares                 623,409
 Recognition of Minimum                   (238,236)      (238,236)
  Pension Liability
 Tax benefit from options exercised         10,000
 Currency translation adjustment           240,595        240,595
                                       -----------    -----------
Balance, December 31, 1998            $ 18,569,661   $(26,538,154)
                                       ===========    ===========

                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                             1998            1997            1996
                                                         ------------    ------------    ------------
Cash flows used for operating activities:
   Net loss                                              $(27,708,513)   $ (3,539,526)   $(10,049,914)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                           4,646,531       3,505,328       2,016,815
    Deferred income taxes                                 (15,314,000)     (2,262,000)     (4,578,000)
    Currency translation adjustment                           240,595         (92,524)         32,414
    Provision for loss on disposal of discontinued
    operations                                             28,800,000
    Gain on sale of property                                               (1,298,026)
    Cumulative effect of change in accounting                                               5,220,724
   Changes in net assets and liabilities:
    Contract and trade receivables, net of advances        (3,159,038)     (8,628,705)      1,886,038
    Inventories                                            (2,249,003)    (10,868,627)     (5,646,268)
    Income taxes receivable                                                   942,665      (1,089,564)
    Prepaid expenses and other                                733,752         374,448        (167,717)
    Deferred costs                                           (229,758)
    Other assets                                               67,485         233,462       1,037,362
    Net assets of discontinued operations                  (7,635,772)       (628,900)     (8,521,512)
    Trade accounts payable                                  1,195,854       3,389,723       1,394,433
    Other accrued liabilities                               1,436,789       2,317,844       1,521,782
                                                         ------------    ------------    ------------
      Net cash used by operating activities               (19,175,078)    (16,554,838)    (16,943,407)
                                                         ------------    ------------    ------------
Cash flows used for investing activities:
   Purchase of property and equipment                      (6,188,725)     (7,980,581)     (7,518,489)
   Proceeds from sale of property and equipment                             6,100,000
   Costs incurred to obtain intangibles                      (235,273)       (326,796)       (487,909)
                                                         ------------    ------------    ------------
    Net cash used by investing activities                  (6,423,998)     (2,207,377)     (8,006,398)
                                                         ------------    ------------    ------------
Cash flows from financing activities:
   Net (repayments) borrowings under line of credit        16,900,000      (6,900,000)      6,900,000
   Issuance of 9 1/2% notes - net of expenses                 962,054
   Issuance of 8% notes - net of expenses                                  31,186,226
   Issuance of 10% notes - net of expenses                                                 13,656,500
   Borrowings under other debt arrangements                 7,569,081       4,895,636       3,153,296
   Principle payments under other debt arrangements        (8,889,037)     (4,412,275)     (1,591,358)
   Issuance of common shares - net of expenses                623,409       2,060,918         954,936
                                                         ------------    ------------    ------------
    Net cash provided by financing activities              17,165,507      26,830,505      23,073,374
                                                         ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents       (8,433,569)      8,068,290      (1,876,431)
Cash and cash equivalents at beginning of year              9,367,031       1,298,741       3,175,172
                                                         ------------    ------------    ------------
Cash and cash equivalents at end of year                 $    933,462    $  9,367,031    $  1,298,741
                                                         ============    ============    ============

SIMULA, INC. AND SUBSIDIARIES

THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                              1998         1997         1996
                                                                           ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Interest paid                                                           $5,534,092   $3,284,192   $1,650,479
                                                                           ==========   ==========   ==========
   Taxes paid                                                              $   41,200   $  125,900   $  352,575
                                                                           ==========   ==========   ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Conversion of notes:
    Conversion of $9,550,000 Series C 10% Senior
    Subordinated Convertible Notes and accrued interest of $475,548 less deferred note issuance
    costs of $432,507 for 679,633 shares of common stock                                $9,593,041
                                                                                        ==========
   Property and equipment acquired under capital leases                                 $  396,411   $  836,634
                                                                                        ==========   ==========
   Tax benefits from exercise of stock options                             $   10,000   $  433,000   $  163,000
                                                                           ==========   ==========   ==========

                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1998

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

     b. Revenue related to government contracts results principally from long-term fixed price contracts and is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Adjustments to this measurement are made however, when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain overhead costs related to contract production. Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it is concluded that such losses will occur.

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

          Goodwill................................................   10-25 years
          Covenants not to compete................................      10 years
          Other ..................................................    7-20 years

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

     i. (Loss) earnings per common share - In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. Earnings per share amounts for the years ended December 31, 1998, 1997 and 1996 are calculated using only weighted average outstanding shares of 9,880,283, 9,288,416 and 8,947,060, respectively. Options to purchase common stock and shares to be issued upon conversion of the 8% Notes and 10% Notes (Note 8) totaling 4,546,065, 3,896,966 and 1,881,562 for the years ended December 31,
          1998, 1997 and 1996, respectively were not used for computing diluted earnings per share because the result would be anti-dilutive. Per share amounts previously reported have been restated to conform with the requirements of SFAS No. 128.

     j. New accounting pronouncements -In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In February 1998, the FASB issued SFAS No. 132, Employers Disclosure about Pensions and other Postretirement Benefits. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic area and major customers. SFAS No. 132 expands the disclosure requirement related to pension and postretirement benefits. These statements are effective for fiscal year 1998.

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earning or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the fiscal year ending 2000. The Company has not completed evaluating the effects this statement will have on its financial position or results of operations.

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

At December 31, receivables include the following:

                                                           1998            1997
                                                       ------------    ------------
United States Government:
  Billed receivables                                   $  1,702,085    $  2,242,773
  Costs and estimated earnings in excess of billings      6,366,253       4,330,403
                                                       ------------    ------------
Total United States Government                            8,068,338       6,573,176
                                                       ------------    ------------
Other contracts:
  Billed receivables                                      3,171,740       1,980,447
  Costs and estimated earnings in excess of billings      4,624,648       3,567,468
                                                       ------------    ------------
Total other contracts                                     7,796,388       5,547,915
                                                       ------------    ------------
Other trade receivables                                  11,449,031      10,976,000
Less allowance for doubtful accounts                       (200,000)       (200,000)
                                                       ------------    ------------
  Contract and trade receivables - net                 $ 27,113,757    $ 22,897,091
                                                       ============    ============

4. INVENTORIES

At December 31, inventories consisted of the following:

                                                   1998                 1997
                                                -----------          -----------
Raw materials                                   $15,581,952          $12,205,813
Work-in-process                                   9,077,849           10,652,149
Finished goods                                    1,361,632              914,468
                                                -----------          -----------
  Total inventories                             $26,021,433          $23,772,430
                                                ===========          ===========

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

At December 31, property, equipment and leasehold improvements consisted of the following:

                                                             1998            1997
                                                         ------------    ------------
Land                                                     $  1,603,870    $  1,603,870
Buildings and leasehold improvements                        4,120,501       3,063,459
Equipment                                                  26,295,766      21,177,091
                                                         ------------    ------------
Total                                                      32,020,137      25,831,602
Less accumulated depreciation and amortization            (10,525,602)     (7,178,280)
                                                         ------------    ------------
  Property, equipment and leasehold improvements - net   $ 21,494,535    $ 18,666,140
                                                         ============    ============

6. INTANGIBLES

At December 31, intangibles consisted of the following:

                                                      1998              1997
                                                   -----------      -----------
Covenants not to compete                           $ 2,489,356      $ 2,489,356
Goodwill                                             1,059,553        1,059,553
Patents and licenses                                 1,245,270        1,009,998
Other                                                  783,968          783,963
                                                   -----------      -----------
Total                                                5,578,147        5,342,870
Less accumulated amortization                       (2,125,745)      (1,641,376)
                                                   -----------      -----------
  Intangibles - net                                $ 3,452,402      $ 3,701,494
                                                   ===========      ===========

7. REVOLVING LINE OF CREDIT

     In November 1998, the Company executed The Senior Credit Agreement with a bank which provided for a $20,000,000 revolving line of credit and two $5,000,000 term facilities for the refinancing of equipment and subordinated debt (Note 8). The revolving line of credit accrues interest at LIBOR plus 2.25% and matures in August 2000. The outstanding balance under this line of credit was $16,900,000 and the average interest rate was 7.8% at December 31, 1998.

     The Senior Credit Agreement encompassing this line of credit and the equipment and subordinated debt refinancing facilities described in Note 8 contain certain covenants that require the maintenance of a minimum tangible net worth, income and certain defined financial ratios and is secured by the assets of the Company. The Company was in compliance with all of the covenants of this loan agreement at December 31, 1998.

     The Senior Credit Agreement was amended by a Modification Agreement executed in February 1999. The Modification Agreement increased the revolving credit facility to $26,000,000, limited the outstanding balances to the lesser of the credit facility or the Revolving Line of Credit Borrowing Base (as defined), and adjusted the interest rate to LIBOR plus 3.5%. As additional security under The Senior Credit Agreement, the Company pledged a security interest in the stock owned by the Company. In addition, the Modification Agreement set benchmarks concerning timing and proceeds from the sale of the discontinued operation and the sale of certain property owned by the company. The agreement requires that sale proceeds, up to certain limits, must be used to reduce outstanding borrowing under the agreement and if the Company's discontinued operations are not disposed of by April 30, 1999 additional fees will be assessed.

8. LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

                                                                    1998            1997
                                                                ------------    ------------
8% Senior Subordinated Convertible Notes                        $ 34,500,000    $ 34,500,000
10% Senior Subordinated Convertible Notes                          4,750,000       4,750,000
9 1/2 % Senior Subordinated Notes                                  3,238,000              --
12% Senior Subordinated Notes                                             --       5,700,000
Various loans payable, secured by property and equipment          10,287,560       7,552,623
Various mortgage notes payable, secured by land and buildings      1,330,944       1,381,357
Obligations under capital leases, interest at 10% (Note 13)          657,276       1,174,757
                                                                ------------    ------------
  Total                                                           54,763,780      55,058,737
Less current portion                                              (7,530,222)     (8,096,207)
                                                                ------------    ------------
Long-term debt                                                  $ 47,233,558    $ 46,962,530
                                                                ============    ============

     In November 1998 the Company executed The Senior Credit Agreement with a bank which provided for a $20,000,000 revolving line of credit (Note 7) and two $5,000,000 term facilities for the refinancing of U.S. based equipment and the refinancing of existing subordinated debt. The Company used proceeds received under the equipment facility to repay $3,430,306 outstanding principal balance on a previous $5,000,000 term equipment note payable. The Company used proceeds of $2,500,000 received under the subordinated debt refinancing facility in the retirement of it's 12% Notes upon maturity. Interest on both facilities is payable at the LIBOR rate in effect at the time of the drawdown plus 2.25% with the remaining outstanding principal balance due in August 2003. Outstanding balances under the equipment and subordinated debt refinancing facilities at December 31, 1998 were $4,916,667 and $2,500,000, respectively. The average interest rate on the outstanding balances at December 31, 1998 is approximately 7.8%. In a Modification Agreement executed in February 1999, the subordinated debt facility loan commitment was reduced to $2,500,000 and the interest rate under both facilities was adjusted to LIBOR plus 3.5%.

     In November 1998, the Company completed a private placement to accredited investors of $3,238,000 of it 9 1/2% Senior Subordinated Notes (the "9 1/2% Notes") and received proceeds of $1,025,000 and exchanged $2,213,000 of its 12% Notes. The 9 1/2% Notes are due on September 30, 2003 and bear interest at
9 1/2% per annum, payable semi-annually. The 9 1/2% Notes may be redeemed at the Company's option, upon at least 30 days' notice, in whole or in part on a pro rata basis, on and after April 30, 1999, at 102% of par value plus accrued interest payable to the redemption date. The net proceeds received under the 9 1/2% Notes were utilized in the retirement of the 12% Notes upon maturity.

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

     The indenture relating to the 9 1/2% Notes and the 8% Notes contains certain covenants including limitations on the incurrence of additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The Company was in compliance with all of the covenants of this indenture at December 31, 1998.

     In September 1996, the Company issued $14.3 million of Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") in a private placement to accredited investors. During 1997, $9,550,000 of the 10% Notes and $475,548 of accrued interest were converted into 679,633 shares of the Company's common stock. The 10% Notes outstanding at December 31, 1998 bear interest at 10% payable semi-annually and are due in September 1999. These remaining 10% Notes are convertible into approximately 280,000 shares of the Company's common stock. The Company has the right to call the remaining 10% Notes at par plus accrued interest. The Indenture relating to the 10% Notes contains certain covenants including limitations on sale of assets and transactions with affiliates. The Company was in compliance with all of the covenants of this indenture at December 31, 1998.

     In December 1993, the Company issued $5.7 million of 12% Senior Subordinated Notes ("12% Notes"), due in November of 1998. At their maturity, $3,487,000 was repaid and $2,213,000 was exchanged for the Company's 9 1/2% Notes.

The aggregate principle payments required for the five years subsequent to December 31, 1998 are:

    1999                                                     $ 7,530,222
    2000                                                       2,400,885
    2001                                                       2,310,335
    2002                                                       2,168,531
    2003                                                       4,860,568
    Thereafter                                                35,493,239
                                                       ------------------
     Total                                                  $ 54,763,780
                                                       ==================

Interest expense for the years ended December 31 is comprised of the following:

                                               1998         1997         1996
                                            ----------   ----------   ----------
Interest                                    $4,501,105   $4,655,833   $2,134,447
Amortization of deferred financing costs       801,836      725,147      234,644
                                            ----------   ----------   ----------
Interest expense                            $5,302,941   $5,380,980   $2,369,091
                                            ==========   ==========   ==========

     Based on borrowing rates currently available to the Company and the quoted market prices for the 8% Notes, the fair value of long-term debt at December 31, 1998 is approximately $49,600,000.

9. INCOME TAXES

The income tax (benefit) provision for the years ended December 31 are as follows:

                                             1998            1997            1996
                                         ------------    ------------    ------------
Current                                  $     36,000    $    431,000    $ (2,160,000)
Deferred                                  (15,483,000)     (2,695,000)     (4,741,000)
                                         ------------    ------------    ------------
  (Benefit) provision for income taxes   $(15,286,000)   $ (2,264,000)   $ (6,901,000)
                                         ============    ============    ============

                                                   1998        1997        1996
                                                   ----        ----        ----
Federal statutory income tax rate                  34.0%       34.0%       34.0%
State income taxes                                  2.1         5.3         5.3
Tax credits and other                               (.7)        (.3)        1.4
                                                   ----        ----        ----
    Effective rate                                 35.4%       39.0%       40.7%
                                                   ====        ====        ====

The provision for deferred income taxes consists of the following:

                                            1998            1997            1996
                                        ------------    ------------    ------------
Accruals and reserves                   $(11,257,000)   $   (448,000)   $ (1,157,000)
Depreciation and amortization expense        371,000         554,000         560,000
Net operating loss carryforward           (4,656,000)     (2,425,000)     (3,867,000)
Minimum tax credit carryforwards            (226,000)       (376,000)       (277,000)
Change in valuation allowance                285,000
                                        ------------    ------------    ------------
  Total                                 $(15,483,000)   $ (2,695,000)   $ (4,741,000)
                                        ============    ============    ============

The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:

                                                             1998            1997
                                                         ------------    ------------
Current:
 Net operating loss carryforwards                        $  1,380,000    $  2,900,000
 Accrued vacation and self insurance                          489,000         294,000
 Inventory and warranty reserves                            1,004,000         371,000
 Other                                                        300,000         198,000
                                                         ------------    ------------
 Total current deferred tax asset                           3,173,000       3,763,000
                                                         ------------    ------------
Long-term:
 Excess of tax over book depreciation and amortization       (861,000)       (490,000)
 Net operating loss carryforwards                           9,848,000       3,840,000
 Minimum tax credit carryforward                              764,000         663,000
 Deferred start-up costs                                      313,000         348,000
 Discontinued Operations                                   10,385,000              --
 Other                                                        101,000         116,000
                                                         ------------    ------------
 Total long-term deferred tax asset                        20,550,000       4,477,000
                                                         ------------    ------------
 Net deferred tax asset                                  $ 23,723,000    $  8,240,000
                                                         ============    ============

     The Company increased its deferred tax valuation allowance $285,000 in 1998 because certain tax credits and operating loss carry forwards are unlikely to be utilized. At December 31, 1998, the Company had approximately $31,100,000 of net operating loss carry forwards which expire through 2018.

10. BENEFIT PLANS

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

The Plan's funded status and amounts recognized in the Company's balance sheet at December 31 are as follows:

                                                        1998            1997
                                                     -----------    -----------
Actuarial present value of benefit obligation:
  Vested                                             $ 2,574,688    $ 1,949,265
  Nonvested benefits                                     470,672        382,815
                                                     -----------    -----------
Accumulated benefit obligation                         3,045,360      2,332,080
Effect of projected future compensation increases        659,652        582,128
                                                     -----------    -----------
Projected benefit obligation                           3,705,012      2,914,208
Plan assets at fair value                              2,212,953      2,034,500
                                                     -----------    -----------
Funded status                                          1,492,059        879,708
Unrecognized prior service costs                         216,977         15,239
Unrecognized loss                                     (1,353,003)      (524,607)
Unrecognized transition liability                         79,138         84,790
                                                     -----------    -----------
Accrued benefit cost                                     435,171        455,130
Additional minimum liability                             397,236
                                                     -----------    -----------
Accrued benefit liability                                832,407        455,130
Accumulated other comprehensive income adjustments       397,236
                                                     -----------    -----------
  Net amount recognized                              $   435,171    $   455,130
                                                     ===========    ===========

Reconciliation of the Plan benefit obligation is as follows:

                                                     1998                1997
                                                   ---------          ---------
Beginning benefit obligation                      $2,914,208         $2,199,959
  Service cost                                       366,594            307,249
  Interest Cost                                      211,324            175,039
  Actuarial (gain)/loss                              547,798            271,103
  Plan amendments                                   (230,547)
  Benefits paid                                     (104,365)           (39,142)
                                                  ----------         ----------
Ending benefit obligation                         $3,705,012         $2,914,208
                                                  ==========         ==========

Reconciliation of the fair value of plan assets is as follows:

                                                       1998             1997
                                                     ---------        ---------
Beginning fair value of plan assets                 $2,034,500       $1,729,919
  Employer contributions                               444,081          280,849
  Actual gain/(loss)                                  (161,263)          62,874
  Benefits paid                                       (104,365)         (39,142)
                                                    ----------       ----------
Ending fair value of plan assets                    $2,212,953       $2,034,500
                                                    ==========       ==========

Net periodic pension cost includes the following:

                                                 1998        1997        1996
                                               --------    --------    --------
Service Cost                                  $ 366,594   $ 307,249   $ 235,167
Interest Cost                                   211,324     175,039     147,852
Expected return on assets                      (172,330)   (144,306)   (115,489)
Transition asset recognition                     (5,652)     (5,652)     (5,652)
Prior service cost                              (28,809)     (4,572)     (4,572)
Net loss recognition                             52,995      13,021      22,365
                                               --------    --------    --------
Net periodic benefit cost                     $ 424,122   $ 340,779    $279,671
                                               ========    ========    ========

Assumptions at December 31 used in the accounting for the Plan were as follows:

                                                           1998    1997    1996
                                                           ----    ----    ----
Discount or settlement rate                                6.75%   7.25%   7.50%
Rate of increase in compensation levels                    3.00%   3.25%   3.50%
Expected long-term rate of return on Plan assets           8.00%   8.00%   8.00%

     The Plan's assets consist of money market accounts and investments in common stocks, bonds and mutual funds.

     In addition, the Company has a 401(k) plan for substantially all employees and one subsidiary has a union sponsored pension plan for union employees to which the Company makes contractual contributions. Company contributions to the 401(k) plan were $48,597, $38,355 and $29,065 for the years ended December 31, 1998, 1997 and 1996, respectively. Company contributions to the union sponsored pension plan were $57,809, $57,742 and $56,931 for the years ended December 31, 1998, 1997 and 1996, respectively.

11.  OTHER INCOME

     Other income for the year ended December 31, 1997 represents the net gain on real estate transactions.

12. COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under capital lease agreements and certain facilities under noncancellable operating leases with various renewal options. Leased assets of $2,030,635 and $2,015,324 (net of accumulated depreciation of $1,144,166 and $782,644) are included in property and equipment as of December 31, 1998 and 1997, respectively.

     The following is a schedule of minimum rental payments due under the leases described above and for other operating leases for the years ending December 31:

                                                    Capital Leases  Operating Leases
                                                     -----------     -----------
1999                                                 $   505,590     $ 2,382,182
2000                                                     166,244       2,141,406
2001                                                      24,496       1,819,953
2002                                                      19,539       1,521,369
2003                                                                   1,529,719
Thereafter                                                             4,908,624
                                                     -----------     -----------
Total minimum lease payments                             715,869     $14,303,253
                                                                     ===========
Less amounts representing interest                       (58,593)
                                                     -----------
Present value of net minimum lease payments          $   657,276
                                                     ===========

     Rent expense was $2,530,932, $1,889,660 and $1,132,263 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

13. DISCONTINUED OPERATIONS

     In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit seating operations. Accordingly, the operating results of these rail and mass transit operations, including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations. The estimated loss on disposal at December 31, 1998 included the write down of the remaining net assets to their net realizable value. Estimated costs of disposal and projected operating results have been included in determining the net realizable value of business assets.

     Revenues for the rail and mass transit operations were $15,781,983, $23,059,525 and $23,636,853 for the years ended December 31, 1998, 1997 and
1996, respectively. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

     The components of net assets of discontinued operations included in the consolidated Balance Sheets at December 31 1998 and 1997 are as follows:

                                                       1998            1997
                                                   ------------    ------------
Accounts and notes receivable--trade, net          $  2,641,379    $ 11,128,395
Inventories                                           6,198,387       3,733,664
Prepaid expenses and other current assets               138,378         305,715
Property, Plant and equipment, net                    4,057,226       6,188,087
Other noncurrent assets, net                            155,115       7,308,043
Accounts payable                                     (2,642,569)     (2,175,081)
Accrued liabilities                                  (5,956,355)       (717,458)
Other liabilities                                       (10,787)        (26,364)
                                                   ------------    ------------
                                                   $  4,580,773    $ 25,745,001
                                                   ============    ============

The sale of the Company's discontinued operations is expected to be completed in 1999.

14.  STOCK OPTIONS AND STOCK PLANS

     In 1992, the Company adopted the 1992 Stock Option Plan which provided for the issuance of up to 360,000 shares of common stock. All options available under the 1992 Plan have been granted. In August 1994, the Company adopted the 1994 Stock Option Plan which reserves up to 2,500,000 shares of common stock for issuance under the Plan. In accordance with the terms of the 1994 Plan, 2,348,592 options have been granted. Information with respect to the Plans is as follows:

                                                      OPTION SHARES  WEIGHTED AVERAGE
                                                                       OPTION PRICE
                                                       ----------     ----------
Outstanding at December 31, 1995                          717,250     $    10.85
  Granted                                                 360,550     $    12.99
  Exercised                                              (104,471)    $     9.14
  Canceled                                                (51,400)    $    12.77
                                                       ----------
Outstanding at December 31, 1996                          921,929     $    11.78
  Granted                                                 858,900     $    13.84
  Exercised                                              (126,575)    $    10.51
  Canceled                                                 (3,100)    $    13.91
                                                       ----------
Outstanding at December 31, 1997                        1,651,154     $    12.94
  Granted                                                 676,517     $    14.07
  Exercised                                                (9,700)    $    12.01
  Canceled                                                (29,600)    $    13.04
                                                       ----------
Outstanding at December 31, 1998                        2,288,371
                                                       ==========

     Options are generally exercisable one year from the date of grant for up to ten years at a price equal to 100% of the fair market value at the date of grant or 85% of fair market value in the case of non-statutory options. As of December 31, 1998, 1997, and 1996, exercisable options were 1,976,854, 1,127,304, and 612,179, respectively.

     On December 1, 1998 584,392 options that had been previously to the granted to the Company's non-executive management employees were repriced at $7.00 per share which represents the fair market value at the date of repricing. These options retain the same characteristics as their original grant.

The following information, aggregated by option price ranges, is applicable to options outstanding at December 31, 1998:

Range of exercise prices ..........................................  $3.25 - $7.00       $8.63- $20.50
Shares outstanding in range........................................        714,296           1,574,075
Weighted-average exercise price ...................................           6.71               13.69
Weighted-average remaining contractual life .......................              8                   8
Shares currently exercisable ......................................        471,754           1,534,700
Weighted-average exercise price of shares currently exercisable....           6.52               13.71

     The estimated fair value of options granted during 1998 was $3.85 per share. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net (loss) earnings and net (loss) earnings per share for the three years ended December 31, 1998 would have been reduced to the pro forma amounts indicated below:

                                                     1998              1997              1996
                                                --------------    --------------    --------------
Net loss - as reported                          $  (27,708,513)   $   (3,539,526)   $  (10,049,914)
                                                ==============    ==============    ==============
Net loss - pro forma                            $  (29,683,277)   $   (6,222,900)   $  (12,074,645)
                                                ==============    ==============    ==============
Loss per share - basic - as reported            $        (2.80)   $        (0.38)   $        (1.12)
                                                ==============    ==============    ==============
Loss per share - basic - pro forma              $        (3.00)   $        (0.67)   $        (1.35)
                                                ==============    ==============    ==============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. For the year ended December 31, 1998 the assumptions used for grants were no dividend yield, and expected volatility of 53%, a risk free interest rate of 4.5% and expected lives of 3 years. For the year ended December 31, 1997, the assumptions used for grants were no dividend yield, an expected volatility of 46%, a risk-free interest rate of 5.5% and expected lives of three years. For the years ended December 31, 1996, the assumptions used for grants were no dividend yield, an expected volatility of 36%, a risk-free interest rate of 7% and expected lives of five years.

     RESTRICTED STOCK PLAN - In 1992, the Company adopted the 1992 Restricted Stock Plan authorizing the Company to grant to key employees of the Company the right to purchase up to an aggregate of 19,500 shares of common stock at $.01 per share. The Company has reserved 19,500 shares of common stock for issuance pursuant to the Restricted Stock Plan, of which 4,623 shares have been awarded.

     EMPLOYEE STOCK PURCHASE PLAN - On June 20, 1996, the Company adopted the Employee Stock Purchase Plan (the "ESPP") to allow eligible employees of the Company to acquire shares of the Company's common stock at periodic intervals, paid for with accumulated payroll deductions over a six month offering period. A total of 400,000 shares of the Company's common stock have been reserved for issuance under the ESPP. The first offering period under the ESPP began October 1, 1996.

15. EXPORT SALES

     Export sales for the years ended December 31 were as follows:

                                      1998             1997              1996
                                   -----------      -----------      -----------
United Kingdom                     $14,355,817      $ 2,571,566      $ 2,278,212
Germany                              9,949,416        8,879,713
Canada                               1,958,905        3,414,059        2,154,620
Ireland                              1,045,417        2,279,659
Japan                                  925,578        1,167,752        1,191,468
Other                                2,554,393        2,864,530        3,231,782
                                   -----------      -----------      -----------
Total export sales                 $30,789,526      $21,177,279      $ 8,856,082
                                   ===========      ===========      ===========

16. OTHER

     The Company's research and development efforts arise from funded development contracts and proprietary research and development. Amounts arising from such efforts for the years ended December 31, were as follows:

                                                     1998            1997            1996
                                                 ------------    ------------    ------------
Research and development expenses classified
  as general and administrative expenses         $  3,383,082    $  4,394,359    $  1,915,649
                                                 ============    ============    ============
Funded contracts:
  Revenues funded by customers                   $  8,916,222    $  6,933,661    $  6,518,818
  Research and development expenses classified
    as cost of such revenue                       (10,066,340)     (7,382,734)     (8,587,658)
                                                 ------------    ------------    ------------
Funded contract deficiency                       $ (1,150,118)   $   (449,073)   $ (2,068,840)
                                                 ============    ============    ============

The above amounts do not include pre-contract costs which the Company began expensing in 1996 (See Note 2). Pre-contract costs expended for the years ended December 31, 1998, 1997 and 1996 were approximately $60,000, $2,200,000 and
$6,420,000, respectively.

17.  SEGMENT REPORTING

     The Company is a holding company for wholly owned subsidiaries which operate in two primary business segments. The Commercial Transportation Products segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines and includes operations encompassing inflatable restraints and related technology for automobiles. The Government and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic armor and composites principally in connection with branches of the United States armed forces procurement. The remaining segment, entitled Other, represents general corporate operations.

     For the years ended December 31, 1998, 1997 and 1996, inter-segment sales were insignificant and total intercompany sales of $10,643,702, $10,085,025 and $7,547,039, respectively, have been eliminated.

                                                                1998
                                   ---------------------------------------------------------------
                                                     Commercial
                                     Government    Transportation
                                    and Defense      Products           Other            Total
                                   -------------   -------------    -------------    -------------
Revenue:
  Contract revenue                 $  32,430,873   $   4,778,566                     $  37,209,439
  Product sales:
    Airline seat systems                              30,932,898                        30,932,898
    Automotive safety systems                         27,992,525                        27,992,525
    Other                              3,445,639                    $      19,598        3,465,237
  Technology sales and royalties                       1,044,579                         1,044,579
                                   -------------   -------------    -------------    -------------
    Total revenue                  $  35,876,512   $  64,748,568    $      19,598    $ 100,644,678
                                   =============   =============    =============    =============
Operating (loss) income            $   1,535,526   $  (5,701,323)   $  (1,334,134)   $  (5,499,931)
Identifiable assets                   30,544,223      47,811,797       32,623,061      110,979,081
Depreciation and amortization          1,251,642       2,486,144          908,745        4,646,531
Capital expenditures                     889,119       5,171,569          128,037        6,188,725

     Revenue from three major customers accounted for approximately 27% of total revenue for the year ended December 31, 1998. Contract and trade receivables from these customers accounted for approximately 44% of the total contract and trade receivables at December 31, 1998. The Government and Defense segment recognized revenue from all branches of the United States armed forces which accounted for approximately 12% of total revenue for the year ended December 31, 1998.

     The Company has performed work for the United States armed forces since 1975 and has no reason to believe that there will be any change in these customer relationships.

     The Company's external sales based upon the customers country of origin and investment in long lived assets by geographic area is as follows:

                                        1998
                         -------------------------------
                           Revenues          Long-Lived
                                               Assets
                         ------------       ------------
United States              69,855,152         40,824,266
United Kingdom             14,355,817          7,730,776
Germany                     9,949,416
Canada                      1,958,905
Other foreign counties      4,525,388
                         ------------       ------------
Total                     100,644,678         48,555,042
                         ============       ============

                                                              1997
                                   ---------------------------------------------------------------
                                                     Commercial
                                   Government and  Transportation
                                      Defense        Products          Other             Total
                                   -------------   -------------    -------------    -------------
Revenue:
  Contract revenue                 $  29,104,203   $     431,563                     $  29,535,766
  Product sales:
     Airline seat systems                             27,405,305                        27,405,305
     Automotive safety systems                         8,879,713                         8,879,713
     Other                             1,243,302                    $      18,321        1,261,623
  Technology sales and royalties                         280,049                           280,049
                                   -------------   -------------    -------------    -------------
     Total revenue                 $  30,347,505   $  36,996,630    $      18,321    $  67,362,456
                                   =============   =============    =============    =============
Operating (loss) income            $     696,485   $  (2,426,666)   $  (1,386,354)   $  (3,116,535)
Identifiable assets                   28,357,665      42,986,193       46,015,416      117,359,274
Depreciation and amortization          1,185,753       1,473,145          846,430        3,505,328
Capital expenditures                   2,742,281       5,564,297         (325,997)       7,980,581

Revenue from three major customers accounted for approximately 55% of total revenue for the year ended December 31, 1997. Contract and trade receivables from these customers accounted for approximately 33% of the total contract and trade receivables at December 31, 1997. The Government and Defense segment recognized revenue from all branches of the United States armed forces which accounted for approximately 13% of total revenue for the year ended December 31, 1997. The Commercial Transportation Products segment recognized revenue from Continental Airlines that accounted for approximately 12% of total revenue for the year ended December 31, 1997.

     The Company anticipates that it will fulfill current delivery requirements to Continental Airlines in early 1999 and it will not represent as significant of a customer in 1998 and following years. The Company believes that in the ordinary course of its airline seating business, the programs with Continental Airlines will be replaced by programs with other customers.

The Company's external sales based upon the customers country of origin and investment in long lived assets by geographic area is as follows:

                                              1997
                                   ---------------------------
                                                  Long-Lived
                                     Revenues       Assets
                                   ------------   ------------
United States                       46,185,177     37,532,376
Germany                              8,879,713
Canada                               3,414,059
United Kingdom                       2,571,566      6,417,780
Other foreign countries              6,311,941
                                    ----------     ----------
Total                               67,362,456     43,950,156
                                    ==========     ==========

                                                              1996
                                   -----------------------------------------------------------
                                    Government      Commercial
                                       and        Transportation
                                     Defense        Products         Other           Total
                                   ------------   ------------    ------------    ------------
Revenue:
  Contract revenue                 $ 31,626,701                                   $ 31,626,701
  Product sales:
    Airline seat systems                          $  8,965,719                       8,965,719
    Automotive safety systems                          470,785                         470,785
    Other                               807,250                                        807,250
  Technology sales and royalties        254,649                                        254,649
                                   ------------   ------------    ------------    ------------
    Total revenue                  $ 32,688,600   $  9,436,504    $         --    $ 42,125,104
                                   ============   ============    ============    ============
Operating (loss) income            $    982,684   $(10,058,730)   $ (1,429,089)   $(10,505,135)
Identifiable assets                  28,609,140     20,162,159      34,170,913      82,942,212
Depreciation and amortization           920,699        823,483         272,633       2,016,815
Capital expenditures                  2,631,512      4,985,520          49,312       7,666,344

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

     The Company's external sales based upon the customers country of origin and investment in long lived assets by geographic area is as follows:

                                              1996
                                   ---------------------------
                                                  Long-Lived
                                     Revenues       Assets
                                   ------------   ------------
United States                       33,269,022     35,313,447
Germany                              2,278,212      3,348,660
Canada                               2,154,620
Japan                                1,191,468
Other foreign countries              3,231,782
                                    ----------     ----------
Total                               42,125,104     38,662,107
                                    ==========     ==========

18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                            1998
                                                 ------------------------------------------------------------
                                                    First           Second          Third           Fourth
                                                 ------------    ------------    ------------    ------------
Revenue                                          $ 22,542,178    $ 25,739,419    $ 23,680,404    $ 28,682,677
Cost of Revenue                                    16,615,993      19,067,593      18,197,029      31,843,231
                                                 ------------    ------------    ------------    ------------
Gross margin                                     $  5,926,185    $  6,671,826    $  5,483,375    $ (3,160,554)
                                                 ============    ============    ============    ============
Net (loss) earnings from continuing operations   $    228,679    $    502,976    $   (559,150)   $ (6,985,630)
Discontinued Operations:
 (Loss) earnings from discontinued
 operations, net of tax                          $   (223,978)   $ (1,932,410)                       (163,000)
 Estimated loss on disposal, net of tax                          $ (4,680,000)                   $(13,896,000)
                                                 ------------    ------------    ------------    ------------
Net (loss) earnings                              $      4,701    $ (6,109,434)   $   (559,150)   $(21,044,630)
                                                 ============    ============    ============    ============
Net earnings per common share - basic
  and assuming dilution                          $         --    $      (0.62)   $      (0.06)   $      (2.12)

The fourth quarter included inventory write downs of unabsorbed overhead as a result of lower shipping volumes and net realizable value for inventory used in the refurbishment of airline seats. Also, an additional loss on disposal of discontinued operations was recorded to reflect the adjusted expected sale price from that which was determined through an independent valuation earlier in the year.

                                                                             1997
                                                 ------------------------------------------------------------
                                                    First           Second          Third           Fourth
                                                 ------------    ------------    ------------    ------------
Revenue                                          $ 11,311,476    $ 13,006,130    $ 18,440,487    $ 24,604,363
Cost of Revenue                                     7,879,957       8,284,746      16,144,823      19,471,494
                                                 ------------    ------------    ------------    ------------
Gross margin                                     $  3,431,519    $  4,721,384    $  2,295,664    $  5,132,869
                                                 ============    ============    ============    ============
Net (loss) earnings from continuing operations   $   (870,188)   $   (244,031)   $ (2,262,900)   $   (224,614)
Discontinued Operations:
 (Loss) earnings from discontinued
 operations, net of tax                               304,051         262,332        (122,110)       (382,066)
 Estimated loss on disposal, net of tax
                                                 ------------    ------------    ------------    ------------
Net (loss) earnings                              $   (566,137)   $     18,301    $ (2,385,010)   $   (606,680)
                                                 ============    ============    ============    ============
Net earnings per common share - basic
  and assuming dilution                          $      (0.06)   $         --    $      (0.26)   $      (0.06)

                               INDEX TO EXHIBITS

  NO.                                             DESCRIPTION                                          REFERENCE
  ---                                             -----------                                          ---------
  3.1    Articles of Incorporation of Simula, Inc., as amended and restated..........................      (4)
  3.2    Bylaws of Simula, Inc., as amended and restated.............................................      (1)
  4.2    Indenture dated December 17, 1993, as amended...............................................      (2)
  4.5    Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
         Company's issuance of Series C 10% Senior Subordinated Convertible Notes....................      (6)
  4.6    Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of
         Simula, Inc. dated December 17, 1993........................................................      (7)
  4.7    Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
         Subordinated Convertible Notes due May 1, 2004..............................................      (7)
 10.11   1992 Stock Option Plan, as amended effective September 15, 1998.............................     (10)
 10.12   1992 Restricted Stock Plan..................................................................      (1)
 10.21   1994 Stock Option Plan, as amended effective September 15, 1998.............................     (10)
 10.24   Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
         November 6, 1998............................................................................     (10)
*10.25   Modification Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
         February 12, 1999
 10.26   Simula, Inc. Employee Stock Purchase Plan...................................................      (4)
 10.29   Form of Change of Control Agreements, as amended and restated, between the Company and
         Donald W. Townsend, Bradley P. Forst, James A. Saunders, Donald Rutter, and Randall L.
         Taylor .....................................................................................      (9)
 10.30   Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P.
         Forst,  James A. Saunders, and Randall L. Taylor............................................      (8)
 18.     Preference Letter re: change in accounting principles.......................................      (5)
 21.     Subsidiaries of the Company.................................................................      (8)
+24.     Powers of Attorney - Directors..............................................................      (8)
*27.     Financial Data Schedule

----------
* Filed herewith.

+ Powers of Attorney of James A. Saunders and Lon A. Offenbacher filed herewith. All other Powers of Attorney filed as noted.

(1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.
(2) Filed with Registration Statement on Form SB-2, No. 33-61028 under the Securities Act of 1933, effective December 10, 1993.
(3) Filed with Registration Statement on Form SB-2, No. 33-87582, under the Securities Act of 1933, effective December 28, 1994.
(4) Filed with Definitive Proxy on May 14, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.
(5)  Filed with report on Form 10-Q/A for the quarter ended June 30, 1996.
(6)  Filed with report on Form 10-K for the year ended December 31, 1996.
(7) Filed with registration Statement on Form S-3, No. 333-13499, under the Securities Act of 1993, effective April 24, 1997.
(8)  Filed with report on Form 10-K for the year ended December 31, 1997.
(9)  Filed with report on Form 10-Q for the quarter ended March 31, 1998.
(10) Filed with report on Form 10-Q for the quarter ended September 30, 1998.