Form 10-Q
period 1999-03-31
SIMULA INC
filed 1999-05-17
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 1999 or

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

________________________________________________________________________________
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

                               Yes X     No _____

(2)   has been subject to such filing requirements for the past 90 days.

                               Yes X     No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                                Outstanding at March 31, 1999
    Common Stock, $.01 par value                            9,967,752

                                  SIMULA, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                            PAGE
Item 1 - Financial Statements

         Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998..................................2

         Consolidated Statements of Operations
              Three Months Ended March 31, 1999 and 1998.......................3

         Consolidated Statement of Shareholders' Equity
              Three Months Ended March 31, 1999................................4

         Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1999 and 1998.......................5

         Notes to Interim Consolidated Financial Statements ...............6 - 8

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition...............9 - 14

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports.................................................15

SIGNATURES....................................................................16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,        DECEMBER 31,
                                                                              1999              1998
                                                                          -------------     -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $   2,741,158     $     933,462
     Contract and trade receivables - Net                                    31,109,651        27,113,757
     Inventories                                                             27,468,796        26,021,433
     Deferred income taxes                                                    3,173,000         3,173,000
     Prepaid expenses and other                                                 769,351           601,614
     Net current assets of discontinued operations                            6,628,576         4,580,773
                                                                          -------------     -------------
          Total current assets                                               71,890,532        62,424,039

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                         21,159,705        21,494,535
DEFERRED INCOME TAXES                                                        20,226,000        20,550,000
DEFERRED FINANCING COSTS                                                      2,765,909         2,627,765
INTANGIBLES - Net                                                             3,444,161         3,452,402
OTHER ASSETS                                                                    557,564           430,340
                                                                          -------------     -------------
          TOTAL                                                           $ 120,043,871     $ 110,979,081
                                                                          =============     =============

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit                                             $  20,100,000     $  16,900,000
     Trade accounts payable                                                   9,505,540        11,028,062
     Other accrued liabilities                                                7,320,930         7,496,841
     Advances on contracts                                                    2,769,644         2,220,737
     Current portion of long-term debt                                        7,146,603         7,530,222
                                                                          -------------     -------------
          Total current liabilities                                          46,842,717        45,175,862

LONG-TERM DEBT - Less current portion                                        46,924,996        47,233,558
                                                                          -------------     -------------
          Total liabilities                                                  93,767,713        92,409,420
                                                                          -------------     -------------

REDEEMABLE CONVERTIBLE 6% SERIES A PREFERRED STOCK,
     $.05 par value - issued 7,500 shares                                     7,500,000
                                                                          -------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; issued 7,500 shares redeemable convertible
         6% series A preferred stock
     Common stock, $.01 par value - authorized 50,000,000
         shares; issued 9,967,752 and 9,915,391                                  99,678            99,154
     Additional paid-in capital                                              51,980,117        51,742,593
     Accumulated deficit                                                    (32,968,302)      (33,452,571)
     Accumulated other comprehensive income                                    (335,335)          180,485
                                                                          -------------     -------------
          Total shareholders' equity                                         18,776,158        18,569,661
                                                                          -------------     -------------
          TOTAL                                                           $ 120,043,871     $ 110,979,081
                                                                          =============     =============

                 See notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           -----------------------------
                                                              1999              1998
                                                           ------------     ------------
Revenue                                                    $ 31,928,262     $ 22,542,178

Cost of revenue                                              23,414,109       16,615,993
                                                           ------------     ------------
Gross margin                                                  8,514,153        5,926,185

Administrative expenses                                       6,049,844        4,397,242
                                                           ------------     ------------
Operating income                                              2,464,309        1,528,943

Interest expense                                             (1,667,072)      (1,208,826)

Interest income                                                  11,032           62,562
                                                           ------------     ------------
Income before taxes and discontinued operations                 808,269          382,679

Income tax expense                                             (324,000)        (154,000)
                                                           ------------     ------------
Income from continuing operations                               484,269          228,679

Discontinued operations:
     Loss from discontinued operations, net of tax                              (223,978)
                                                           ------------     ------------
Net income                                                 $    484,269     $      4,701
                                                           ============     ============

Income (loss) per common share - basic:
     Income from continuing operations                     $       0.05     $       0.02
     Discontinued operations:
          Loss from discontinued operations, net of tax                            (0.02)
                                                           ------------     ------------
     Net income                                            $       0.05     $         --
                                                           ============     ============
Income (loss) per common share - assuming dilution:
     Income from continuing operations                     $       0.05     $       0.02
     Discontinued operations:
          Loss from discontinued operations, net of tax                            (0.02)
                                                           ------------     ------------
     Net income                                            $       0.05     $         --
                                                           ============     ============

                 See notes to consolidated financial statements

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999


                                                                                       Accumulated
                                                          Additional                      Other          Total
                                     Common Stock          Paid-in      Accumulated   Comprehensive  Shareholders'   Comprehensive
                                  Shares      Amount       Capital        Deficit         Income         Equity          Income
                                 ---------   ---------   ------------   ------------   ------------   ------------    ------------
BALANCE, January 1, 1999         9,915,391   $  99,154   $ 51,742,593   $(33,452,571)  $    180,485   $ 18,569,661

Net earnings (loss)                                                          484,269                       484,269    $    484,269

Issuance of common shares           52,361         524        237,524                                      238,048

Currency translation adjustment                                                            (515,820)      (515,820)       (515,820)
                                 ---------   ---------   ------------   ------------   ------------   ------------    ------------
BALANCE, March 31, 1999          9,967,752   $  99,678   $ 51,980,117   $(32,968,302)  $   (335,335)  $ 18,776,158    $    (31,551)
                                 =========   =========   ============   ============   ============   ============    ============

                 See notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                        1999             1998
                                                                                     ------------     ------------
Cash flows used for operating activities:
     Net income                                                                      $    484,269     $      4,701
     Adjustment to reconcile net income to net cash used by operating activities:
          Depreciation and amortization                                                 1,377,693        1,075,460
          Deferred income taxes                                                           324,000            4,000
          Currency translation adjustment                                                (515,820)         176,467
     Changes in net assets and liabilities:
          Contract and trade receivables - net of advances                             (3,446,987)        (443,730)
          Inventories                                                                  (1,447,363)      (1,238,899)
          Prepaid expenses and other                                                     (167,737)           9,159
          Other assets                                                                   (127,224)         155,268
          Net assets of discontinued operations                                        (2,047,803)        (841,773)
          Trade accounts payable                                                       (1,522,522)      (3,394,148)
          Other accrued liabilities                                                      (175,911)        (201,981)
                                                                                     ------------     ------------
               Net cash used by operating activities                                   (7,265,405)      (4,695,476)
                                                                                     ------------     ------------
Cash flows used by investing activities:
     Purchase of property and equipment                                                  (693,815)      (1,265,610)
     Costs incurred to obtain intangibles                                                (478,951)         (52,499)
                                                                                     ------------     ------------
               Net cash used in investing activities                                   (1,172,766)      (1,318,109)
                                                                                     ------------     ------------
Cash flows from financing activities:
     Net borrowings under line of credit                                                3,200,000        3,700,000
     Principal payments under other debt arrangements                                    (692,181)        (575,964)
     Issuance of common shares                                                            238,048          273,551
     Issuance of preferred shares                                                       7,500,000
                                                                                     ------------     ------------
               Net cash provided by financing activities                               10,245,867        3,397,587
                                                                                     ------------     ------------
Net (decrease) increase in cash and cash equivalents                                    1,807,696       (2,615,998)

Cash and cash equivalents at beginning of period                                          933,462        9,367,031
                                                                                     ------------     ------------

Cash and cash equivalents at end of period                                           $  2,741,158     $  6,751,033
                                                                                     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                   $  2,276,540     $  1,856,849
                                                                                     ============     ============

     Taxes paid                                                                      $      9,900
                                                                                     ============

                 See notes to consolidated financial statements

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

      The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - INVENTORIES:

      At March 31, 1999 and December 31, 1998, inventories consisted of the following.

                                                MARCH 31,           DECEMBER 31,
                                                   1999                1998
                                                -----------         -----------
      Raw materials                             $16,124,851         $15,581,952
      Work in process                             9,574,033           9,077,849
      Finished goods                              1,769,912           1,361,632
                                                -----------         -----------
         Total inventories                      $27,468,796         $26,021,433
                                                ===========         ===========

      Inventories included in net current assets of discontinued operations at March 31, 1999 and December 31, 1998 were $6,641,602 and $6,198,387, respectively, and consisted mainly of raw materials.

NOTE 3 - DEBT:

      The Company's Senior Credit Agreement, as amended by the Modification Agreement executed in February 1999, provided for a revolving line of credit up to the lesser of $26,000,000 or the Revolving Line of Credit Borrowing Base (as defined) until July 31, 1999 or the date in which the outstanding principal balance is reduced below $20,000,000 from proceeds received from the issuance of junior capital, at which time the revolving line of credit is adjusted to the lesser of $20,000,000 or the Revolving Line of Credit Borrowing Base (as defined). In April 1999, the Senior Credit Agreement was amended to increase the Revolving Line of Credit to the lesser of $23,000,000 or the Revolving Line of Credit Borrowing Base (as defined).

NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK:

      On March 29, 1999, the Company completed a private placement to an accredited investor of $7.5 million of the Company's Series A Convertible Preferred Stock (the "Series A"). Under the terms of this offering the Series A bears a dividend rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A may be converted into shares of the Company's Common Stock at any time at 101% of the average closing price of any 15 out of the 30 consecutive trading days preceding conversion, up to a specified maximum conversion price (the "Conversion Cap"). The Conversion Cap for the first twelve months is $8.60 per share and is subject to an annual adjustment to the lesser of the then existing Conversion Cap or 130% of the average of the closing bid prices for 20 consecutive trading days immediately preceding the annual adjustment anniversary date. Conversion of the Series A is limited to 10% of the initial amount per month, accumulating monthly up to a maximum of 30% of the accumulated convertible amount in any month. The Company may require the conversion of the Series A if the market price of the Company's Common Stock exceeds the Conversion Cap by at least 50% for at least 20 consecutive trading days, subject to the same conversion limitations imposed upon the Series A holders.

      Series A Preferred Stock is subject to a mandatory redemption of the remaining outstanding shares on May 1, 2004 at which time the Company is required to redeem all such shares at the greater of 130% of the preferred stock stated value plus accrued and unpaid dividends, or the average of the closing bid prices on the ten consecutive trading days immediately preceding the redemption date. The holders of the Company's Series A Preferred Stock have the option to require the Company to redeem all or a portion of the Series A Preferred Stock at a redemption price equal to 105% of the preferred stock stated value plus accrued and unpaid dividends if the Company consolidates or merges with or into another company.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS:

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

      Revenues for the rail and mass transit operations were $3,632,789 and $5,460,524 for the three months ended March 31, 1999 and 1998, respectively. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

NOTE 6 - SEGMENT REPORTING

      The Company is a holding company for wholly owned subsidiaries which operate in two business segments. The Commercial Transportation Products segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines and includes operations encompassing inflatable restraints and related technology for automobiles. The Government and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic armor and composites principally in connection with branches of the United States armed forces procurement. The remaining segment, entitled Other, represents general corporate operations.

      For the three month period ended March 31, 1999 and 1998 inter-segment sales were insignificant and total intercompany sales of $1,570,060 and $1,042,308, respectively, have been eliminated.

                                                                      1999
                                            --------------------------------------------------------
                                            Commercial
                                          Transportation    Government
                                             Products      and Defense       Other          Total
                                            -----------    -----------    -----------    -----------
      Revenue:
          Contract revenue                                 $11,486,941                   $11,486,941
          Product sales:
            Airline seat systems            $12,913,286                                   12,913,286
            Automotive safety systems         7,039,742                                    7,039,742
            Other                                              317,604                       317,604
          Technology sales and royalties        170,689        170,689
                                            -----------    -----------    -----------    -----------
            Total revenue                   $20,123,717    $11,804,545    $        --    $31,928,262
                                            ===========    ===========    ===========    ===========

      Operating (loss) income               $   598,311    $ 2,385,447    $  (519,449)   $ 2,464,309

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                   1998
                                          --------------------------------------------------------
                                          Commercial
                                        Transportation   Government
                                           Products      and Defense       Other          Total
                                          -----------    -----------    -----------    -----------
      Revenue:
        Contract revenue                                 $ 7,933,642                   $ 7,933,642
        Product sales:
          Airline seat systems            $ 9,481,159                                    9,481,159
          Automotive safety systems         4,906,964                                    4,906,964
          Other                                              205,360    $    15,053        220,413
        Technology sales and royalties                                                          --
                                          -----------    -----------    -----------    -----------
          Total revenue                   $14,388,123    $ 8,139,002    $    15,053    $22,542,178
                                          ===========    ===========    ===========    ===========

      Operating (loss) income             $ 1,686,051    $   146,485    $  (303,593)   $ 1,528,943


NOTE 7 - EARNINGS PER SHARE:

      The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three month period ended March 31, 1999 and 1998, the effects of 2,253,390 total shares to be issued upon conversion of the 8% Notes and the 10% Notes were not used for computing dilutive earnings per share because the result would be anti-dilutive.

                                                                  Three Months Ended March 31,
                                                                  -----------------------------
                                                                     1999             1998
                                                                  ------------     ------------
      Income from continuing operations                           $    484,269     $    228,679
       Discontinued operations:
            Loss from discontinued operations, net of tax                              (223,978)
                                                                  ------------     ------------
       Net income                                                 $    484,269     $      4,701
                                                                  ============     ============


       Basic weighted average shares outstanding                     9,919,221        9,851,392
       Effect of dilutive securities                                   108,301          280,071
                                                                  ------------     ------------
       Diluted weighted average shares outstanding                  10,027,522       10,131,463
                                                                  ============     ============


       Basic per share amounts:
            Income from continuing operations                     $       0.05     $       0.02
            Discontinued operations:
                 Loss from discontinued operations, net of tax              --            (0.02)
                                                                  ------------     ------------
            Net income                                            $       0.05               --
                                                                  ============     ============

       Diluted per share amounts:
            Income from continuing operations                     $       0.05     $       0.02
            Discontinued operations:
                 Loss from discontinued operations, net of tax              --            (0.02)
                                                                  ------------     ------------
            Net income                                            $       0.05     $         --
                                                                  ============     ============

                                  SIMULA, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL - The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three month period ended March 31, 1999 compared to the same periods in 1998. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements contained below should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

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

                                  SIMULA, INC.


yields the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts.

The Company is a holding company for wholly owned subsidiaries which operate in two business segments. The Commercial Transportation Products segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines and operations producing inflatable restraints and related safety technologies for automobiles. The Government and Defense segment includes operations that design and manufacture crash resistant seats and components, energy absorbing devices, and ballistic armor, principally in connection with United States armed forces procurement. The remaining segment, entitled Other, represents general corporate operations.

RESULTS FROM CONTINUING OPERATIONS

Three Months Ended March 31, 1999 Compared to 1998:

      Revenue for the three months ended March 31, 1999 increased 42% to $31.9 million from $22.5 million for the comparable period in 1998. Commercial Transportation Products revenue increased 40% to $20.1 million from $14.4 million due to increased deliveries of ITS and 16g Seats. Government and Defense revenue increased 45% to $11.8 million from $8.1 million primarily due to the timing of material costs incurred on contracts.

      Gross margin for the three months ended March 31, 1999 increased 44% to $8.5 million from $5.9 million for the comparable period in 1998. Commercial Transportation Products gross margin increased 39% to $5.2 million from $3.7 million. Government and Defense gross margin increased 52% to $3.3 million from $2.2 million. The increase in gross margin was due to the increase in revenue noted above. Gross margin as a percent of sales for the three months ended March 31, 1999 remained consistent with the comparable period in 1998 in each of the Company's segments.

      Administrative expenses for the three months ended March 31, 1999 increased 38% to $6.0 million from $4.4 million for the comparable period in 1998. Commercial Transportation Products administrative expenses increased 38% to $2.8 million from $2.0 million and is attributable to increased support structure required to support revenue growth. Administrative expenses as a percentage of sales was 13.9% for the three month period ended March 31, 1999 as compared to 14.1% in the comparable 1998 period. Government and Defense administrative expenses increased 34% to $2.7 million from $2.1 million. This increase is attributable to parachute pre-production costs and an increase in internally funded research and development as compared to the comparable period in 1998. Administrative expenses as a percentage of sales was 23.3% for the three month period ended March 31, 1999 as compared to 25.2% in the comparable 1998 period.

      Interest expense increased 38% to $1.7 million for the three months ended March 31, 1999 from $1.2 million for the comparable period in 1998. The increase in interest expense is primarily attributable to increased outstanding borrowing.

      The effective income tax rate for the three month periods ended March 31, 1999 and 1998 approximated the Company's combined statutory rate of 40%.

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

      Revenues for the rail and mass transit operations were $3,632,789 and $5,460,524 for the three months ended March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $3.5 million for the three months ended March 31, 1999 due principally to the throughput on certain Government and Defense contracts and increased receivables from 16g Seat and ITS sales.

                                  SIMULA, INC.


      Operating activities required the use of $7.3 million of cash during the three months ended March 31, 1999, compared to the use of $4.7 million of cash during the same period in 1998. Cash used by operating activities in the 1999 period was primarily used to increase accounts receivable (discussed above) and inventories, reduce trade accounts payable and funding of discontinued operations current operating losses and increase in net assets. The increase in inventories was primarily due to an increase in 16g Seat inventory necessary to support anticipated future deliveries.

         Investing activities required the use of $1.2 million of cash during the three months ended March 31, 1998 for the purchase of various production equipment and the capitalization of financing costs related to the Senior Credit Agreement.

      Financing activities provided $10.2 million of cash during the three months ended March 31, 1999 from $7.5 million received for the issuance of redeemable preferred stock and $3.2 million in net borrowings under the Company's line of credit partially offset by principal payments under other debt arrangements for scheduled principal reductions.

      In April 1999, the Senior Credit Agreement was amended to reduce the Company's revolving line of credit from the lesser of $26 million or the Revolving Line of Credit Borrowing Base (as defined) to the lesser of $23 million or the Revolving Line of Credit Borrowing Base (as defined). At March 31, 1999, under the line of credit the Company had available borrowing of $23 million and outstanding borrowing of $20.1 million.

      The Company believes it has sufficient manufacturing capacity in place at March 31, 1999 to meet its foreseeable delivery requirements. The Company's ability to fund working capital requirements during the next year will be dependent upon improved cash flow from operating units, the proceeds received from the sale of its discontinued operations, and a real estate sale and leaseback transaction to repay indebtedness and increase availability of funds under its Senior Credit Agreement. The Company may also, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of additional capital in public markets will be primarily dependent upon prevailing market conditions and demand for the Company's technologies and products.

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

                                  SIMULA, INC.


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

      The Company is in the assessment phase with regard to its state of readiness relative to non-IT devices containing embedded circuitry. The Company is in the process of communicating with the manufacturers of non-IT devices containing embedded circuitry and to date has fully assessed (confirmed that such devices are Year 2000 compliant or upgraded the devices as needed) approximately 40% of such devices.

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

      The Company continues to be in the remediation phase with regard to its IT systems. As of the date of this report, the Company has one subsidiary using accounting and manufacturing systems significantly affected by the Year 2000 issue. The remediation of these systems is more than 50% complete and the Company estimates it will complete the conversion to new, Year 2000-compliant, manufacturing and accounting software by August 1999.

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

                                  SIMULA, INC.


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

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

      Commencing in fiscal 1997, the Company entered large scale production of the ITS and 16g Seat. Significant investments to transition to high volume manufacturing for these products were also made in 1997, which affected earnings. The Company began to realize significant revenues from the introduction of these products in 1997, which has continued in 1998 and is anticipated to continue in 1999. Growth in the automotive safety business should result from increased production volumes. However, auto industry customary price will reduce operating margins. If disputes with first tier suppliers reduce production levels this business could be impacted. Improved financial performance in the airline seating business is expected but will be dependent on improvements in manufacturing efficiencies, materials cost reductions, better delivery records and customer satisfaction, and continued sales. It is estimated that the airline seating business should achieve break even results in 1999. During 1999, the government and defense business of the Company is expected to show growth in revenues and operating income.

      Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows. The Company's liquidity and available working capital will be dependent upon improved cash flow from operating units, the availability of sales proceeds from discontinued operations, and a real estate sale and leaseback transaction to repay indebtedness and increase availability of funds under its bank credit agreement. Factors and risks that may affect results include those described in the Company's registration statements and periodic reports filed with the U.S. Securities and Exchange Commission. In addition, other factors include, but are not limited to, manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base; contract mix and shifting production and delivery schedules; amount of resources committed to independent research and development from time to time; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonality; the cyclical nature of the industries and markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; increased costs attributable to changes in government regulations and certifications for transport vehicles; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In February 1998, the Company filed a complaint in United States District Court for the District of Arizona against Autoliv, Inc., seeking injunctive relief from alleged anti-competitive acts and practices by Autoliv. The complaint alleges numerous unlawful actions taken by Autoliv in connection with a license from the Company to market and distribute the Company's ITS(R). The legal action asserts that Autoliv has suppressed technology and is unlawfully interfering with the Company's rights to market the ITS(R) and related products to other first tier automotive safety equipment suppliers and to automobile manufacturers. In 1998, the District Court stayed the proceedings and ruled that the dispute between the parties was a contractual one and was subject to arbitration pursuant to a contract provision. The Company disagreed and appealed the order to the United States Court of Appeals for the Ninth Circuit. In April 1999, this Court ruled that the proper jurisdiction for this dispute is arbitration. The District Court did not rule on the merits of the Company's claims.

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

                                  SIMULA, INC.


      In addition, the Company is involved in other litigation in the ordinary course of business from time to time. The Company presently is not a party to any threatened or pending litigation, the negative outcome of which would be material to the Company.

ITEM 6. EXHIBITS AND REPORTS.

(a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.

   No.                             Description                         Reference

   3.1      Articles of Incorporation of Simula, Inc., as amended
            and restated.............................................   (4)
   3.2      Bylaws of Simula, Inc., as amended and restated..........   (1)
   4.2      Indenture dated December 17, 1993, as amended............   (2)
   4.5      Supplemental Indenture No. 2 dated September 12, 1996,
            entered into in connection with the Company's issuance
            of Series C 10% Senior Subordinated Convertible Notes....   (6)
   4.6      Supplemental Indenture No. 3, effective March 14, 1997,
            amending the Indenture of Simula, Inc. dated December 17,
            1993.....................................................   (7)
   4.7      Indenture dated April 1, 1997, in connection with the
            Company's issuance of the 8% Senior Subordinated
            Convertible Notes due May 1, 2004........                   (7)
  *4.8      Certificate of Designation, Preferences, Rights and
            Privileges of the Company's $7,500,000 Series A Preferred
            Stock....................................................
  10.11     1992 Stock Option Plan, as amended effective September 15,
            1998.....................................................  (10)
  10.12     1992 Restricted Stock Plan...............................   (1)
  10.21     1994 Stock Option Plan, as amended effective September 15,
            1998.....................................................  (10)
  10.24     Senior Credit Agreement with Bank One, Arizona, N.A. and
            Imperial Bank, Arizona dated November 6, 1998............  (10)
  10.25     Modification Agreement with Bank One, Arizona, N.A. and
            Imperial Bank, Arizona dated February 12, 1999...........  (11)
  10.26     Simula, Inc. Employee Stock Purchase Plan................   (4)
  10.29     Form of Change of Control Agreements, as amended and
            restated, between the Company and Donald W. Townsend,
            Bradley P. Forst and James A. Saunders...................   (9)
  10.30     Form of Employment Agreements between the Company and
            Donald W. Townsend, Bradley P. Forst and  James A.
            Saunders.................................................   (8)
 *10.31     Modification Agreement No. 2 with Bank One, Arizona, N.A.
            and Imperial Bank, Arizona dated April 28, 1999..........
 *10.32     Form of Employment Agreement between the Company and
            James C. Dodd............................................
 *10.33     Form of Change of Control Agreement between the Company
            and James C. Dodd........................................
  18.       Preference Letter re: change in accounting principles....   (5)
  21.       Subsidiaries of the Company..............................   (8)
  24.       Powers of Attorney - Directors...........................   (8)(11)
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

(11)  Filed with report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIMULA, INC.



DATE: May 14, 1999                                     *
                                        --------------------------------
                                        DONALD W. TOWNSEND
                                        President
                                        Chief Executive Officer


                                        /s/ James C. Dodd
                                        --------------------------------
                                        JAMES C. DODD
                                        Executive Vice President
                                        Chief Financial Officer

*By: /s/ Bradley P. Forst
     --------------------------------
         Bradley P. Forst
         Attorney-in-Fact

                                EXHIBIT INDEX


   No.                             Description                         Reference

   3.1      Articles of Incorporation of Simula, Inc., as amended
            and restated.............................................      (4)
   3.2      Bylaws of Simula, Inc., as amended and restated..........      (1)
   4.2      Indenture dated December 17, 1993, as amended............      (2)
   4.5      Supplemental Indenture No. 2 dated September 12, 1996,
            entered into in connection with the Company's issuance
            of Series C 10% Senior Subordinated Convertible Notes....      (6)
   4.6      Supplemental Indenture No.3, effective March 14, 1997,
            amending the Indenture of Simula, Inc. dated December 17,
            1993.....................................................      (7)
   4.7      Indenture dated April 1, 1997, in connection with the
            Company's issuance of the 8% Senior Subordinated
            Convertible Notes due May 1, 2004........                      (7)
  *4.8      Certificate of Designation, Preferences, Rights and
            Priviledges of the $7,500,000 Series A Preferred Stock...
  10.11     1992 Stock Option Plan, as amended effective September 15,
            1998.....................................................     (10)
  10.12     1992 Restricted Stock Plan...............................      (1)
  10.21     1994 Stock Option Plan, as amended effective September 15,
            1998.....................................................     (10)
  10.24     Senior Credit Agreement with Bank One, Arizona, N.A. and
            Imperial Bank, Arizona dated November 6, 1998............     (10)
  10.25     Modification Agreement with Bank One, Arizona, N.A. and
            Imperial Bank, Arizona dated February 12, 1999...........     (11)
  10.26     Simula, Inc. Employee Stock Purchase Plan................      (4)
  10.29     Form of Change of Control Agreements, as amended and
            restated, between the Company and Donald W. Townsend,
            Bradley P. Forst, James A. Saunders, Donald Rutter, and
            Randall L. Taylor........................................      (9)
  10.30     Form of Employment Agreements between the Company and
            Donald W. Townsend, Bradley P. Forst,  James A. Saunders,
            and Randall L. Taylor....................................      (8)
 *10.31     Modification Agreement No. 2 with Bank One, Arizona, N.A.
            and Imperial Bank, Arizona dated April 28, 1999..........
 *10.32     Form of Employment Agreement between the Company and James
            C. Dodd..................................................
 *10.33     Form of Change of Control Agreement between the Company
            and James C. Dodd........................................
  18.       Preference Letter re: change in accounting principles....      (5)
  21.       Subsidiaries of the Company..............................      (8)
 +24.       Powers of Attorney - Directors...........................      (8)
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

(11)  Filed with report on Form 10-K for the year ended December 31, 1998.