Form 10-Q
period 1999-06-30
SIMULA INC
filed 1999-08-16
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

    /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended     JUNE 30, 1999      or


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

                 Yes     X             No
                      ---------           ---------

(2)  has been subject to such filing requirements for the past 90 days.

                 Yes     X              No
                      ---------            ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                    Outstanding at June 30, 1999
Common Stock, $.01 par value                                  10,167,371

                                  SIMULA, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                           PAGE
Item 1 - Financial Statements

         Consolidated Balance Sheets
              June 30, 1999 and December 31, 1998.......................       2

         Consolidated Statements of Operations
              Three and Six Months Ended June 30, 1999 and 1998........        3

         Consolidated Statement of Shareholders' Equity
              Six Months Ended June 30, 1999...........................        4

         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1999 and 1998..................        5

         Notes to Interim Consolidated Financial Statements ...........   6 - 10

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition............  11 - 15


PART II - OTHER INFORMATION

Item 2 - Legal Proceedings.............................................       16

Item 4 - Submission of Matters to Vote of Security Holders.............       17

Item 6 - Exhibits and Reports..........................................       18

SIGNATURES.............................................................       19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  JUNE 30,         DECEMBER 31,
                                                                    1999               1998
                                                               -------------      -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $   2,455,121      $     933,462
     Contract and trade receivables  - Net                        33,848,110         27,113,757
     Inventories                                                  31,127,494         26,021,433
     Deferred income taxes                                         3,173,000          3,173,000
     Prepaid expenses and other                                    1,048,233            601,614
     Net current assets of discontinued operations                 7,807,170          4,580,773
                                                               -------------      -------------

          Total current assets                                    79,459,128         62,424,039

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net              18,244,594         21,494,535
DEFERRED INCOME TAXES                                             19,750,000         20,550,000
DEFERRED FINANCING COSTS                                           2,549,848          2,627,765
INTANGIBLES - Net                                                  3,437,285          3,452,402
OTHER ASSETS                                                         424,783            430,340
                                                               -------------      -------------

          TOTAL                                                $ 123,865,638      $ 110,979,081
                                                               =============      =============


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit                                  $  20,600,000      $  16,900,000
     Trade accounts payable                                       11,572,382         11,028,062
     Other accrued liabilities                                     9,022,011          7,496,841
     Advances on contracts                                         2,769,644          2,220,737
     Current portion of long-term debt                             7,125,759          7,530,222
                                                               -------------      -------------

          Total current liabilities                               51,089,796         45,175,862

LONG-TERM DEBT - Less current portion                             46,069,304         47,233,558
                                                               -------------      -------------

          Total liabilities                                       97,159,100         92,409,420
                                                               -------------      -------------

REDEEMABLE CONVERTIBLE 6% SERIES A PREFERRED STOCK,
     $.05 par value - issued 6,750 shares                          6,750,000
                                                               -------------

SHAREHOLDERS' EQUITY
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; issued 6,750 shares redeemable
         convertible 6% series A preferred stock
     Common stock, $.01 par value - authorized 50,000,000
         shares; issued 10,167,371 and 9,915,391                     101,674             99,154
     Additional paid-in capital                                   52,681,769         51,742,593
     Accumulated deficit                                         (32,252,573)       (33,452,571)
     Accumulated other comprehensive income                         (574,332)           180,485
                                                               -------------      -------------

          Total shareholders' equity                              19,956,538         18,569,661
                                                               -------------      -------------

          TOTAL                                                $ 123,865,638      $ 110,979,081
                                                               =============      =============

                 See notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                     -----------------------------   -----------------------------
                                                                         1999             1998           1999             1998
                                                                     ------------     ------------   ------------     ------------
Revenue                                                              $ 34,026,137     $ 25,739,419   $ 65,954,399     $ 48,281,597

Cost of revenue                                                        25,161,644       19,067,593     48,575,753       35,683,586
                                                                     ------------     ------------   ------------     ------------

Gross margin                                                            8,864,493        6,671,826     17,378,646       12,598,011

Administrative expenses                                                 5,944,406        4,690,539     11,994,250        9,087,781
                                                                     ------------     ------------   ------------     ------------

Operating income                                                        2,920,087        1,981,287      5,384,396        3,510,230

Interest expense                                                       (1,741,531)      (1,194,824)    (3,408,603)      (2,403,650)

Interest income                                                            13,173           52,513         24,205          115,075
                                                                     ------------     ------------   ------------     ------------

Earnings before taxes and discontinued operations                       1,191,729          838,976      1,999,998        1,221,655

Income tax expense                                                       (476,000)        (336,000)      (800,000)        (490,000)
                                                                     ------------     ------------   ------------     ------------

Earnings before discontinued operations                                   715,729          502,976      1,199,998          731,655

Discontinued operations:
     Loss from discontinued operations, net of tax                             --       (1,932,410)            --       (2,156,388)
     Estimated loss on disposal, net of tax                                    --       (4,680,000)            --       (4,680,000)
                                                                     ------------     ------------   ------------     ------------

Net earnings (loss)                                                       715,729       (6,109,434)     1,199,998       (6,104,733)

Dividends on preferred stock                                              111,205               --        111,205               --
                                                                     ------------     ------------   ------------     ------------
Net earnings available for common shareholders                       $    604,524     $ (6,109,434)  $  1,088,793     $ (6,104,733)
                                                                     ============     ============   ============     ============

Earnings (loss) per common share - basic:
     Earnings before discontinued operations per common shareholder  $       0.06     $       0.05   $       0.11     $       0.07
     Discontinued operations:
          Loss from discontinued operations, net of tax                        --            (0.20)            --            (0.22)
          Estimated loss on disposal, net of tax                               --            (0.47)            --            (0.47)
                                                                     ------------     ------------   ------------     ------------
     Net earnings (loss) per common share                            $       0.06     $      (0.62)  $       0.11     $      (0.62)
                                                                     ============     ============   ============     ============

Earnings (loss) per common share - assuming dilution:
     Earnings before discontinued operations                         $       0.06     $       0.05   $       0.10     $       0.07
     Discontinued operations:
          Loss from discontinued operations, net of tax                        --            (0.19)            --            (0.21)
          Estimated loss on disposal, net of tax                               --            (0.46)            --            (0.46)
                                                                     ------------     ------------   ------------     ------------
     Net earnings (loss) per common share                            $       0.06     $      (0.60)  $       0.10     $      (0.60)
                                                                     ============     ============   ============     ============

                 See notes to consolidated financial statements

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                                          Accumulated
                                         Common Stock       Additional                       Other         Total
                                     ---------------------    Paid-in      Accumulated   Comprehensive  Shareholders'  Comprehensive
                                       Shares     Amount      Capital        Deficit         Income        Equity          Income
                                     ----------  ---------  -----------   ------------   -------------  -------------  -------------
BALANCE, January 1, 1999              9,915,391  $  99,154  $51,742,593   $(33,452,571)    $ 180,485     $18,569,661

Net earnings (loss)                                                          1,199,998                     1,199,998     $1,199,998

Issuance of common shares                94,619        946      295,051                                      295,997

Conversion of redeemable convertible
     Series A Preferred Stock           157,361      1,574      755,330                                      756,904

Preferred stock dividends                                      (111,205)                                    (111,205)

Currency translation adjustment                                                             (754,817)       (754,817)      (754,817)
                                     ----------  ---------  -----------   ------------     ---------     -----------     ----------

BALANCE, June 30, 1999               10,167,371  $ 101,674  $52,681,769   $(32,252,573)    $(574,332)    $19,956,538     $  445,181
                                     ----------  ---------  -----------   ------------     ---------     -----------     ----------

                 See notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                            ----------------------------
                                                                                               1999             1998
                                                                                            -----------      -----------
      Cash flows used for operating activities:
           Net income (loss)                                                                $ 1,199,998      $(6,104,733)
           Adjustment to reconcile net income (loss) to net cash used by operating activities:
                Estimated loss on disposal of discontinued operations                                          7,800,000
                Depreciation and amortization                                                 2,855,397        2,210,009
                Deferred income taxes                                                           800,000       (4,069,000)
                Gain on sale of assets                                                         (365,714)
                Currency translation adjustment                                                (754,817)         141,017
           Changes in net assets and liabilities:
                Contract and trade receivables - net of advances                             (6,185,447)      (2,908,278)
                Inventories                                                                  (5,106,061)      (3,890,626)
                Prepaid expenses and other                                                     (446,619)        (443,472)
                Deferred costs                                                                 (377,765)
                Other assets                                                                      5,557           90,189
                Net assets of discontinued operations                                        (3,226,397)       1,565,013
                Trade accounts payable                                                          544,320       (1,954,460)
                Other accrued liabilities                                                     1,532,074        1,043,806
                                                                                            -----------      -----------
                     Net cash used by operating activities                                   (9,525,474)      (6,520,535)
                                                                                            -----------      -----------

      Cash flows used by investing activities:
           Purchase of property and equipment                                                (1,352,661)      (2,888,934)
           Proceeds from the sale of assets                                                   2,860,362
           Costs incurred to obtain intangibles                                                (276,643)         (77,279)
                                                                                            -----------      -----------
                     Net cash provided by (used in) investing activities                      1,231,058       (2,966,213)
                                                                                            -----------      -----------

      Cash flows from financing activities:
           Net borrowings under line of credit                                                3,700,000        7,050,000
           Principal payments under other debt arrangements                                  (1,568,717)        (980,731)
           Issuance of common shares                                                            295,997          339,575
           Issuance of preferred shares                                                       7,500,000
           Preferred stock dividends                                                           (111,205)
                                                                                            -----------      -----------
                     Net cash provided by financing activities                                9,816,075        6,408,844
                                                                                            -----------      -----------

      Net (decrease) increase in cash and cash equivalents                                    1,521,659       (3,077,904)

      Cash and cash equivalents at beginning of period                                          933,462        9,367,031
                                                                                            -----------      -----------

      Cash and cash equivalents at end of period                                            $ 2,455,121      $ 6,289,127
                                                                                            ===========      ===========

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

           In May 1999, $750,000 of Series A Preferred Stock plus accrued dividends of $6,904 were exchanged for 157,361 shares of the Company's common stock


           Interest paid                                                                    $ 3,118,196      $ 2,534,708
                                                                                            ===========      ===========

           Taxes paid                                                                       $    15,000
                                                                                            ===========

                 See notes to consolidated financial statements

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

         The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - INVENTORIES:

         At June 30, 1999 and December 31, 1998, inventories consisted of the following.

                                              June 30,           December 31,
                                                1999                1998
                                             -----------         -----------
         Raw materials                       $14,047,790         $15,581,952
         Work in process                      11,479,644         9,077,849
         Finished goods                        5,600,060         1,361,632
                                             -----------         -----------

            Total inventories                $31,127,494         $26,021,433
                                             ===========         ===========

         Inventories included in net current assets of discontinued operations at June 30, 1999 and December 31, 1998 were $6,069,946 and $6,198,387, respectively, and consisted mainly of raw materials.

NOTE 3 - DEBT:

         The Company's Senior Credit Agreement, as amended by the Modification Agreements executed in February, April, June and July of 1999, provided for a revolving line of credit up to the lesser of $25,000,000 or the Revolving Line of Credit Borrowing Base (as defined) until August 31, 1999 or the date in which the outstanding principal balance is reduced below $20,000,000 from proceeds received from the issuance of junior capital, at which time the revolving line of credit is adjusted to the lesser of $20,000,000 or the Revolving Line of Credit Borrowing Base (as defined).

NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         On March 29, 1999, the Company completed a private placement to an accredited investor of $7.5 million of the Company's Series A Convertible Preferred Stock (the "Series A"). Under the terms of this offering the Series A bears a dividend rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A may be converted into shares of the Company's Common Stock at any time at 101% of the average closing price of any 15 out of the 30 consecutive trading days preceding conversion, up to a specified maximum conversion price (the "Conversion Cap"). The Conversion Cap for the first twelve months is $8.60 per share and is subject to an annual adjustment to the lesser of the then existing Conversion Cap or 130% of the average of the closing bid prices for 20 consecutive trading days immediately proceeding the annual adjustment anniversary date. Conversion of the Series A is limited to 10% of the initial amount per month, accumulating monthly up to a maximum of 30% of the accumulated convertible amount in any month. The Company may require the conversion of the Series A if the market price of the Company's Common Stock exceeds the Conversion Cap by at least 50% for at least 20 consecutive trading days, subject to the same conversion limitations imposed upon the Series A holders.

         Series A Preferred Stock is subject to a mandatory redemption of the remaining outstanding shares on May 1, 2004 at which time the Company is required to redeem all such shares at the greater of 130% of the preferred

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


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

         In May 1999, $750,000 of Series A Preferred Stock plus accrued dividends of $6,904 were exchanged for 157,361 shares of the Company's common stock.

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

         Revenues for the rail and mass transit operations were $3,659,473 and $3,271,808 for the three months ended June 31, 1999 and 1998, respectively and were $7,054,816 and $8,733,332 for the six months ended June 30, 1999 and 1998, respectively. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

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

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


         For the three month period ended June 30, 1999 and 1998, inter-segment sales were insignificant and total intercompany sales of $1,158,729 and $1,254,562, respectively, have been eliminated.

                                                                     1999
                                        ------------------------------------------------------------
                                          Commercial
                                        Transportation   Governments
                                           Products      and Defense       Other           Total
                                        --------------   ------------    ----------     ------------
    Revenue:
      Contract revenue                                   $ 10,276,044                   $ 10,276,044
      Product sales:
        Airline seat systems             $ 16,068,159                                     16,068,159
        Automotive safety systems           7,251,988                                      7,251,988
        Other                                                            $  199,549          199,549
      Technology sales and royalties          230,397                                        230,397
                                         ------------    ------------    ----------     ------------
        Total revenue                    $ 23,550,544    $ 10,276,044    $  199,549     $ 34,026,137
                                         ============    ============    ===========    ============

    Operating (loss) income              $  2,167,490    $  1,084,180    $ (331,583)    $  2,920,087

                                                                     1998
                                        ------------------------------------------------------------
                                          Commercial
                                        Transportation   Governments
                                           Products      and Defense       Other           Total
                                        --------------   ------------    ----------     ------------
    Revenue:
      Contract revenue                                   $ 8,080,428                    $  8,080,428
      Product sales:
        Airline seat systems             $ 10,817,935                                     10,817,935
        Automotive safety systems           6,593,482                                      6,593,482
        Other                                                           $   (6,817)           (6,817)
      Technology sales and royalties          254,391                                        254,391
                                         ------------    -----------    ----------      ------------
        Total revenue                    $ 17,665,808    $ 8,080,428    $   (6,817)     $ 25,739,419
                                         ============    ===========    ==========      ============

    Operating (loss) income              $  2,232,046    $   233,027    $ (483,786)     $  1,981,287


                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


         For the six month period ended June 30, 1999 and 1998, inter-segment sales were insignificant and total intercompany sales of $2,728,790 and $2,296,870 respectively, have been eliminated.



                                                                     1999
                                        ------------------------------------------------------------
                                          Commercial
                                        Transportation   Governments
                                           Products      and Defense       Other           Total
                                        --------------   ------------    ----------     ------------
    Revenue:
      Contract revenue                                   $ 21,488,676                   $ 21,488,676
      Product sales:
        Airline seat systems             $ 28,822,838                                     28,822,838
        Automotive safety systems          14,621,027                                     14,621,027
        Other                                                 591,913    $  199,548          791,461
      Technology sales and royalties          230,397                                        230,397
                                         ------------    ------------    ----------     ------------
        Total revenue                    $ 43,674,262    $ 22,080,589    $  199,548     $ 65,954,399
                                         ============    ============    ==========     ============

    Operating (loss) income              $  4,552,938    $  1,682,490    $ (851,032)    $  5,384,396

                                                                     1998
                                        ------------------------------------------------------------
                                          Commercial
                                        Transportation   Governments
                                           Products      and Defense       Other           Total
                                        --------------   ------------    ----------     ------------
    Revenue:
      Contract revenue                                   $ 16,220,430                   $16,220,430
      Product sales:
        Airline seat systems             $20,298,095                                     20,298,095
        Automotive safety systems         11,319,279                                     11,319,279
        Other                                                            $    8,235           8,235
      Technology sales and royalties         435,558                                        435,558
                                         ------------    ------------    ----------     ------------
        Total revenue                    $32,052,932     $ 16,220,430    $    8,235     $48,281,597
                                         ============    ============    ==========     ===========

    Operating (loss) income              $ 3,917,473     $    380,357    $ (787,600)    $ 3,510,230

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - EARNINGS PER SHARE:

         The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations. Earnings per share amounts are calculated using only weighted average shares outstanding. For the three month period ended June 30, 1999 and 1998 and the six month period ended June 30, 1999 and 1998 diluted earnings per share does not include the effects of options to purchase common stock and shares to be issued upon conversion of the Company's 8% Senior Subordinated Convertible Notes (the "8% Notes") and the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") of 5,179,784, 4,311,861, 5,186,861 and 4,313,148, respectively, because the result would be anit-dilutive.

                                                               Three Months Ended June 30,          Six Months Ended June 30,
                                                             --------------------------------    --------------------------------
                                                                  1999              1998              1999              1998
                                                             --------------    --------------    --------------    --------------
Income before discontinued operations                        $      715,729    $      502,976    $    1,199,998    $      731,655
 Discontinued operations:
      Loss from discontinued operations, net of tax                                (1,932,410)                         (2,156,388)
      Estimated loss on disposal, net of tax                                       (4,680,000)                         (4,680,000)
                                                             --------------    --------------    --------------    --------------
 Net earnings (loss)                                                715,729        (6,109,434)        1,199,998        (6,104,733)
 Dividends on preferred stock                                       111,205                             111,205
                                                             --------------    --------------    --------------    --------------
 Net earnings (loss) available to common
       stockholders                                          $      604,524    $   (6,109,434)   $    1,088,793    $   (6,104,733)
                                                             ==============    ==============    ==============    ==============

 Basic weighted average shares outstanding                       10,049,111         9,873,668         9,983,154         9,851,392
 Effect of dilutive securities                                    1,425,245           402,970         1,458,076           367,561
                                                             --------------    --------------    --------------    --------------
 Diluted weighted average shares outstanding                     11,474,356        10,276,638        11,441,230        10,218,953
                                                             ==============    ==============    ==============    ==============


 Basic per share amounts:
      Earnings before discontinued operations
           per common shareholder                            $         0.06    $         0.05    $         0.11    $         0.07
      Discontinued operations:
           Loss from discontinued operations, net of tax                 --             (0.20)               --             (0.22)
           Estimated loss on disposal, net of tax                        --             (0.47)               --             (0.47)
                                                             --------------    --------------    --------------    --------------
      Earnings (loss) per common shareholder                 $         0.06             (0.14)   $         0.11             (0.14)
                                                             ==============    ==============    ==============    ==============

 Diluted per share amounts:
      Income before discontinued operations                  $         0.06    $         0.05    $         0.10    $         0.07
      Discontinued operations:
           Loss from discontinued operations, net of tax                 --             (0.19)               --             (0.21)
           Estimated loss on disposal, net of tax                        --             (0.46)               --             (0.46)
                                                             --------------    --------------    --------------    --------------
      Net earnings (loss) per common shareholder             $         0.06    $        (0.60)   $         0.10    $        (0.60)
                                                             ==============    ==============    ==============    ==============


                                  SIMULA, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL - The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements contained below should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

OVERVIEW

         The Company designs and manufactures occupant safety systems and devices engineered to safeguard human life in a wide range of air and ground transportation vehicles. Utilizing its substantial proprietary technology in energy-absorbing seating, inflatable restraints, and composite materials, the Company focuses on reducing injury and increasing survivability in vehicle and aircraft crashes.

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

         Since its founding in 1975, the Company's historic business has been as a government and defense contractor. Additionally, commencing with acquisitions and commercial products development since 1993, the Company has become the largest North American-based supplier of seating systems for rail and other mass transit vehicles and a successful new entrant in the manufacture of new commercial airliner seating and inflatable restraints for automobiles. Utilizing its proprietary safety technology, the Company has introduced crashworthy systems for a variety of vehicles and aircraft including its 16g commercial airliner passenger seat ("16g Seat") and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure ("ITS(R)").

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

         In 1994, the Company made a strategic decision to enter the inflatable restraint market for automobiles utilizing its proprietary technology, the ITS. Through 1996, the Company completed its development of this technology and start-up of its manufacturing facilities. In 1997, the Company began manufacturing the ITS(R) for sale to BMW, a major European automobile manufacturer, which began including it in certain models of its automobiles in 1997.

         To continue it's strategic plan, in 1998 the Company adopted a plan to sell its rail and mass transit seating operations at Coach and Car and Artcraft. Because the Company's commercial airliner seating operation moved into a new significantly larger facility in July 1998 and has established substantial production, the rail operations are no longer required to demonstrate the Company's production capabilities to current and potential airliner seating customers. In addition, the larger airliner seating manufacturing facility reduced the synergies achieved previously with the rail and mass transit seating operation. The sale of these rail seating businesses will provide cash that will be used to repay outstanding indebtedness. The company anticipates it will sell these operations as ongoing businesses. These companies will continue their marketing, sales and manufacturing activities pending the sale. The company's rail and mass transit seating operations are reported as discontinued operations.

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


RESULTS FROM CONTINUING OPERATIONS

Three and Six Months Ended June 30, 1999 Compared to 1998

         Revenue for the three months ended June 30, 1999 increased 32% to $34.0 million from $25.7 million for the comparable period in 1998. Revenue for the six months ended June 30, 1999 increased 37% to $66.0 million from $48.3 million for the comparable period in 1998. The increases in revenue are attributable to both of the Company's business segments. Commercial Transportation Products revenue for the three months ended June 30, 1999 increased 33% to $23.6 million from $17.7 million and for the six month period ended June 30, 1999 increased 36% to $43.7 million from $32.1 million for the comparable periods in 1998. The Commercial Transportation Products revenue increases are due to increased deliveries of ITS(R) and 16g Seats. Government and Defense revenue for the three months ended June 30, 1999 increased 27% to $10.3 million from $8.1 million and for the six month period ended June 30, 1999 increased 36% to $22.1 million from $16.2 million for the comparable periods in 1998. The increase in Government and Defense revenue is attributable to increased overall contracts and the timing of material costs incurred on contracts.

         Gross margin for the three months ended June 30, 1999 increased 33% to $8.9 million from $6.7 million and for the six months ended June 30, 1999 increased 38% to $17.4 million from $12.6 million for the comparable period in 1998. Gross margin as a percent of sales for the three and six months ended June 30, 1999 remained consistent with the comparable 1998 periods in each of the Company's segments. Commercial Transportation Products gross margin for the three months ended June 30, 1999 increased 30% to $5.3 million from $4.1 million and for the six months ended June 30, 1999 increased 34% to $10.5 million from $7.8 million for the comparable periods in 1998. Government and Defense gross margin increased 30% to $3.4 million from $2.6 million and for the six months ended June 30, 1999 increased 40% to $6.7 million from $4.8 million for the comparable periods in 1998. The increase in gross margin is attributable to the increase in revenue noted above.

         Administrative expenses for the three months ended June 30, 1999 increased 27% to $5.9 million from $4.7 million and for the six months ended June 30, 1999 and increased 32% to $12.0 million from $9.1 million for the comparable periods in 1998. Commercial Transportation Products administrative expenses for the three months ended June 30, 1999 increased 68% to $3.1 million from $1.9 million and for the six months ended June 30, 1999 increased 52% to $5.9 million from $3.9 million for the comparable periods in 1998. The increases in Commercial Transportation Products administrative expenses is attributable to an increased support structure required to support revenue growth. Commercial Transportation Products administrative expenses as a percentage of sales for the three and six month periods ended June 30, 1999 was 13.3% and 13.5%, respectively, as compared to 10.5% and 12.1% for the three and six month periods ended June 30, 1998, respectively. Government and Defense administrative expenses for the three month period ended June 30, 1999 decreased 3% to $2.3 million from $2.4 million for the comparable 1998 period and is principally related to a decrease in efforts related to internally funded research and development due to increased demand of technical resources applied to third party contracts. Government and Defense administrative expenses for the six month period ended June 30, 1999 increased 14% to $5.0 million from $4.4 million for the comparable period in 1998 and is principally related to increases during the first quarter of internally funded research and development and pre-production parachute costs. Administrative expenses as a percentage of sales was 22.1% and 22.7% for the three and six month period ended June 30, 1999 as compared to 29.0% and 27.1% in the comparable 1998 period.

         Interest expense increased 46% to $1.7 million from $1.2 million for the three months ended June 30, 1999 and 1998, respectively, and increased 42% to $3.4 million from $2.4 million for the six month period ended June 30, 1999 and 1998, respectively. The increase in interest expense is primarily attributable to increased outstanding borrowing.

         The effective income tax rate for the three and six month periods ended June 30, 1999 and 1998 approximated the Company's combined statutory rate of 40%.

                                  SIMULA, INC.

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

         On June 30, 1999, the Company executed a definitive purchase agreement with a third party for the sale of the rail and mass transit operations. Under the terms of the agreement, the total purchase price is $10.0 million. The agreement requires the buyer to assume all liabilities, to deposit nonrefundable earnest money and calls for a closing date no later than July 30, 1999. The buyer paid the earnest money but was unable to meet the July 30, 1999 closing date because it is relying upon funds from a lender, which is currently completing final due diligence and loan approval. The company is cooperating with the third party and it's lender to complete the transaction in an expeditious manner. Depending upon the level of funding the buyer will receive from it's lender, the Company may modify the June 30, 1999 definitive agreement to extend the closing date and to adjust the amount of cash to be received by the Company at closing, with the balance represented by a note from the buyer. Although the Company has continued to cooperate with the third party buyer, it has also entered into discussions with two other buyer groups. Under the terms of the June 30 definitive purchase agreement, Management of the Company does not believe an additional provision for loss on disposal of its discontinued operation will be required.

         Revenues for the rail and mass transit operations were $3,659,473 and $3,271,808 for the three months ended June 30, 1999 and 1998, respectively and $7,054,816 and $8,733,332 for the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ability to fund working capital requirements and meet debt service requirements during the next year will be dependent upon improved cash flow from operating units, the proceeds received from the sale of its discontinued operations to repay indebtedness and increase availability of funds under its Senior Credit Agreement, and obtaining replacement financing of $4.8 million in its 10% Senior Subordinated Notes (the "10% Notes") due September 15, 1999. Anticipated cash proceeds related to the sale of the company's discontinued operation should be sufficient to satisfy the Company's obligation to reduce its revolving line of credit borrowing base under its Senior Credit Agreement. In addition, the Company believes it will secure replacement financing of the $4.8 million due on its 10% Notes in order to meet its repayment obligation under these notes. The Company's ability to fund working capital requirements after the Revolving Line of Credit borrowing base is adjusted to $20 million on August 31, 1999 is primarily dependent upon its ability to generate the necessary funds from its operating units. The Company is investigating a number of financing alternatives including additional potential strategic asset and technology sales licensing and financing, and negotiated increases to its revolving line of credit borrowing base in order to improve its liquidity position. The Company may also, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of additional capital in public or private markets will be primarily dependent upon prevailing market conditions and demand for the Company's technologies and products.

         The Company's liquidity is impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $6.2 million for the six months ended June 30, 1999 due principally to increased receivables from 16g Seat and ITS sales and the timing of billing provisions on certain Government and Defense contracts.

         Operating activities required the use of $9.5 million of cash during the six months ended June 30, 1999, compared to the use of $6.5 million of cash during the same period in 1998. Cash used by operating activities in the 1999 period was primarily used to increase accounts receivable (discussed above) and inventories and funding of discontinued operations current operating losses and increase in net assets. The increase in inventories was primarily due to an increase in 16g Seat inventory necessary to support anticipated future deliveries and inventories in the Government and Defense segment primarily related to timing of material deliveries.

         Investing activities provided $1.2 million of cash during the six months ended June 30, 1999, compared to use of $2.9 million of cash during the same period in 1998. The increase in cash provided by investing activities is primarily due to net proceeds of $2.9 million received under a sale and leaseback of a subsidiary office and development facility and of the sale of certain technology intangibles, inventory and related production equipment. The 1999 cash proceeds received was partially offset by $1.4 million in purchases of various production equipment as compared to equipment purchases of $2.9 million during

                                  SIMULA, INC.

the comparable period in 1998. The decrease in equipment purchases is due to a higher level of investing in additional production capacity in the company's Commercial Transportation Products segment to meet increased demand for the 16g Seat and the ITS during the 1998 period.

         Financing activities provided $9.8 million of cash during the six months ended June 30, 1999 as compared to $6.4 million during the comparable period in 1998. Cash provided from financing activities during the 1999 period includes $7.5 million received for the issuance of redeemable preferred stock and $3.7 million in net borrowings under the Company's line of credit partially offset by principal payments under other debt arrangements for scheduled principal reductions. Cash provided from financing activities during the 1998 period includes $7.1 million in net borrowing under the Company's line of credit partially offset by principal payments under other debt arrangements for scheduled principal reductions.

         In April 1999, the Senior Credit Agreement was amended to reduce the Company's revolving line of credit from the lesser of $26 million or the Revolving Line of Credit Borrowing Base (as defined) to the lesser of $23 million or the Revolving Line of Credit Borrowing Base (as defined). In June and July 1999, the Senior Credit Agreement was amended to increase the revolving line of credit from $23 million to $25 million and extend the date at which time the revolving line of credit is reduced to $20 million from July 31, 1999 to August 31, 1999. At August 16, 1999, under the line of credit the Company had available borrowing of $25 million and outstanding borrowing of $22.9 million.


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

                                  SIMULA, INC.

monitor their progress toward Year 2000 readiness. The Year 2000 Plan includes the following phases: 1) assessment, 2) remediation, 3) testing, and 4) implementation.

         The Company is in the remediation phase with regard to its state of readiness relative to non-IT devices containing embedded circuitry. The Company is in the process of communicating with the manufacturers of non-IT devices containing embedded circuitry and to date has fully assessed (confirmed that such devices are Year 2000 compliant or upgraded the devices as needed) approximately 90% of such devices. The assessed devices are in various stages of remediation, testring and implementation. Completion thru implementation is expected during the third quarter of 1999.

         The Company is also in the assessment phase with regard to third parties with which the Company has a material relationship. In connection with this assessment, the Company has appointed a Year 2000 Program Manager at each of its subsidiaries, and has made or is making written inquiries of its customers and suppliers. This process is not yet complete. While the Company has not been made aware of any problems that would materially impact the Company's operations, there can be no assurance that one or more material third parties will not have Year 2000 problems that materially impact the Company's business in some fashion. Various agencies of the U.S. government and military branches of the U.S. armed forces are significant customers of the Company. As of the date of this report, the Company has received conflicting data as to the state of any of such customers' Year 2000 readiness. Therefore, the Company is unsure at this time the extent, if any, that any entity of the U.S. government with whom the Company has a material relationship will have internal Year 2000 issues which may materially impact the Company's business.

         The Company continues to be in the implementation phase with regard to its IT systems. As of the date of this report, the Company has one subsidiary using accounting and manufacturing systems significantly affected by the Year 2000 issue. This subsidiary is currently in the remediation phase and completion thru implementation is expected by November 1999.

         Selection of a remediation tool set for desktop personal computers and servers was completed in February 1999. The tool was implemented in June 1999 and results are beign used to remediate Year 2000 deficiencies highlighted by its application.

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

                                  SIMULA, INC.

         Readers are cautioned that forward-looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures under the heading "Forward Looking Information and Risks of the Business" below.

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

         Commencing in fiscal 1997, the Company entered large scale production of the ITS(R) and 16g Seat. Significant investments to transition to high volume manufacturing for these products were also made in 1997, which affected earnings. The Company began to realize significant revenues from the introduction of these products in 1997, which has continued in 1998 and is anticipated to continue in 1999. Growth in the automotive safety business should result from increased production volumes. However, auto industry customary price reductions will reduce operating margins. Improved financial performance in the airline seating business is expected but will be dependent on improvements in manufacturing efficiencies, materials cost reductions, better delivery records and customer satisfaction, and continued sales. It is estimated that the airline seating business should achieve break even results in 1999. During 1999, the government and defense business of the Company is expected to show growth in revenues and operating income.

         Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows. The Company's liquidity and available working capital will be dependent upon improved cash flow from operating units, the availability of cash sales proceeds from discontinued operations to repay indebtedness and increase availability of funds under its bank credit agreement and obtaining replacement financing for the 10% Notes due September 15, 1999. Factors and risks that may affect results include those described in the Company's registration statements and periodic reports filed with the U.S. Securities and Exchange Commission. In addition, other factors include, but are not limited to, manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base; contract mix and shifting production and delivery schedules; amount of resources committed to independent research and development from time to time; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonality; the cyclical nature of the industries and markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; increased costs attributable to changes in government regulations and certifications for transport vehicles; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In February 1998, the Company filed a complaint in United States District Court for the District of Arizona against Autoliv, Inc. seeking injunctive relief from alleged anti-competitive acts and practices by Autoliv. The complaint alleged numerous unlawful actions taken by Autoliv in connection with a license from the Company to market and distribute the Company's ITS(R). In 1998, the District Court stayed the proceedings and ruled that the dispute between the parties was a contractual one and was subject to arbitration pursuant to a contract provision. The Company disagreed and appealed the order to the United States Court of Appeals for the Ninth Circuit. In April 1999, this Court ruled that the proper jurisdiction for this dispute is arbitration. No court has ruled on the merits of the Company's claims. In May 1999, the Company commenced a proceeding for international arbitration. This arbitration is proceeding in the ordinary course.

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

                                  SIMULA, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on June 17, 1999. Proxies were solicited for votes on matters proposed at such meeting pursuant to
Section 14 of the Securities Exchange Act of 1934. The Company's Proxy Statement for the 1999 Annual Meeting was filed with the Securities and Exchange Commission on May 1, 1999. April 23, 1999 was fixed as the record date for voting on matters presented at the Annual Meeting. As of such date, 9,976,752 shares of Common Stock were outstanding and eligible to be voted on all matters. At the meeting 9,815,135 shares were present in person or by proxy. A quorum was constituted of 4,907,569 shares.

         The first matter submitted for vote was the ratification of the selection of Deloitte & Touche, LLP as the independent public accountants for the Company's fiscal year 1998. Shares voted on the matter were 9,815,135 and votes tabulated were 9,590,158 for, 183,152 against, and 41,825 abstaining.

         The second matter submitted for Shareholder vote was the election of four directors. Votes for individual directors were tabulated as follows:

           Name                     Votes For         Votes Withheld
----------------------------    ------------------    ------------------
James A. Saunders                   9,398,212              416,923
Bradley P. Forst                    9,406,612              408,523
James C. Withers                    9,420,812              394,323
S. Thomas Emerson                   9,405,812              409,323



         The third matter submitted for Shareholder vote was the approval of the 1999 Incentive Compensation Option Plan. Shares voted on the matter were 9,815,135, and votes tabulated were 4,676,544 for, 950,551 against, and 110,076 abstaining. There were 4,077,964 broker non-votes on the matter. Under applicable rules the matter was approved.

         No other matters were voted upon at the meeting.

                                  SIMULA, INC.

ITEM 6. EXHIBITS AND REPORTS.

(a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.


   No.                                              Description                                                           Reference

   3.1  Articles of Incorporation of Simula, Inc., as amended and restated ..............................................    (4)
   3.2  Bylaws of Simula, Inc., as amended and restated .................................................................    (1)
   4.2  Indenture dated December 17, 1993, as amended ...................................................................    (2)
   4.5  Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
        Company's issuance of Series C 10% Senior Subordinated Convertible Notes ........................................    (6)
   4.6  Supplemental Indenture No. 3, effective March 14, 1997, amending the Indenture of Simula,
        Inc. dated December 17, 1993 ....................................................................................    (7)
   4.7  Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
        Subordinated Convertible Notes due May 1, 2004 ..................................................................    (7)
   4.8  Certificate of Designation, Preferences, Rights and Privileges of the Company's $7,500,000
        Series A Preferred Stock ........................................................................................   (12)
  10.11 1992 Stock Option Plan, as amended effective September 15, 1998 .................................................   (10)
  10.12 1992 Restricted Stock Plan ......................................................................................    (1)
  10.21 1994 Stock Option Plan, as amended effective September 15, 1998 .................................................   (10)
  10.24 Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        November 6, 1998 ................................................................................................   (10)
  10.25 Modification Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        February 12, 1999 ...............................................................................................   (11)
  10.26 Simula, Inc. Employee Stock Purchase Plan .......................................................................    (4)
  10.29 Form of Change of Control Agreements, as amended and restated, between the Company and
        Donald W. Townsend, Bradley P. Forst, and James A. Saunders .....................................................    (9)
  10.30 Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P.
        Forst,  and James A. Saunders ...................................................................................    (8)
  10.31 Modification Agreement No. 2 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        April 28, 1999 ..................................................................................................   (12)
  10.32 Form of Employment Agreement between the Company and James C. Dodd ..............................................   (12)
  10.33 Form of Change of Control Agreement between the Company and James C. Dodd .......................................   (12)
 *10.34 Modification Agreement No. 3 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        June 28, 1999 ...................................................................................................
 *10.35 Modification Agreement No. 4 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        July 28, 1999 ...................................................................................................
  18.   Preference Letter re: change in accounting principles ...........................................................    (5)
  21.   Subsidiaries of the Company .....................................................................................    (8)
  24.   Powers of Attorney - Directors ..................................................................................   (8)(11)
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

(12) Filed with report on Form 10-Q for the quarter ended March 31, 1999.

                                  SIMULA, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SIMULA, INC.



DATE:    August 13, 1999                         /s/  Donald W. Townsend
                                              ----------------------------------
                                              DONALD W. TOWNSEND
                                              President
                                              Chief Executive Officer


                                                /s/  James C. Dodd
                                              ----------------------------------
                                              JAMES C. DODD
                                              Executive Vice President
                                              Chief Financial Officer

                                 Exhibit Index


   No.                                              Description                                                           Reference

   3.1  Articles of Incorporation of Simula, Inc., as amended and restated ..............................................    (4)
   3.2  Bylaws of Simula, Inc., as amended and restated .................................................................    (1)
   4.2  Indenture dated December 17, 1993, as amended ...................................................................    (2)
   4.5  Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
        Company's issuance of Series C 10% Senior Subordinated Convertible Notes ........................................    (6)
   4.6  Supplemental Indenture No.3, effective March 14, 1997, amending the Indenture of Simula,
        Inc. dated December 17, 1993 ....................................................................................    (7)
   4.7  Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
        Subordinated Convertible Notes due May 1, 2004 ..................................................................    (7)
   4.8  Certificate of Designation, Preferences, Rights and Privileges of the Company's $7,500,000
        Series A Preferred Stock ........................................................................................   (12)
  10.11 1992 Stock Option Plan, as amended effective September 15, 1998 .................................................   (10)
  10.12 1992 Restricted Stock Plan ......................................................................................    (1)
  10.21 1994 Stock Option Plan, as amended effective September 15, 1998 .................................................   (10)
  10.24 Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        November 6, 1998 ................................................................................................   (10)
  10.25 Modification Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        February 12, 1999 ...............................................................................................   (11)
  10.26 Simula, Inc. Employee Stock Purchase Plan .......................................................................    (4)
  10.29 Form of Change of Control Agreements, as amended and restated, between the Company and
        Donald W. Townsend, Bradley P. Forst, and James A. Saunders .....................................................    (9)
  10.30 Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P.
        Forst,  and James A. Saunders ...................................................................................    (8)
  10.31 Modification Agreement No. 2 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        April 28, 1999 ..................................................................................................   (12)
  10.32 Form of Employment Agreement between the Company and James C. Dodd ..............................................   (12)
  10.33 Form of Change of Control Agreement between the Company and James C. Dodd .......................................   (12)
 *10.34 Modification Agreement No. 3 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        June 28, 1999 ...................................................................................................
 *10.35 Modification Agreement No. 4 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
        July 28, 1999 ...................................................................................................
  18.   Preference Letter re: change in accounting principles ...........................................................    (5)
  21.   Subsidiaries of the Company .....................................................................................    (8)
  24.   Powers of Attorney - Directors ..................................................................................   (8)(11)
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

(12) Filed with report on Form 10-Q for the quarter ended March 31, 1999.