Form 10-Q
period 1999-09-30
SIMULA INC
filed 1999-11-15
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

    /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended SEPTEMBER 30, 1999 or
                                      ------------------

    / / Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from             to
                                       -----------    ---------
        Commission file number         1-12410
                                ------------------------------------------


                                  SIMULA, INC.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          ARIZONA                                         86-0320129
-------------------------------                    --------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


2700 NORTH CENTRAL AVENUE, SUITE 1000, PHOENIX, ARIZONA               85004
------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                    (Zip Code)


                                 (602) 631-4005
------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

                 Yes         X         No
                         -----------           -----------

(2)  has been subject to such filing requirements for the past 90 days.

                 Yes         X         No
                         -----------           -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class                               Outstanding at September 30, 1999
-------------------------------   --------------------------------------------
Common Stock, $.01 par value                     10,376,233

                                  SIMULA, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                PAGE
                                                                                ----
Item 1 - Financial Statements

         Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998...........................       2

         Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 1999 and 1998.......       3

         Consolidated Statement of Shareholders' Equity
              Nine Months Ended September 30, 1999..........................       4

         Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1999 and 1998.................       5

         Notes to Interim Consolidated Financial Statements ................  6 - 11

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition...............   12 - 18


PART II - OTHER INFORMATION


Item 2 - Legal Proceedings ................................................       18

Item 6 - Exhibits and Reports..............................................  19 - 20

SIGNATURES.................................................................       21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                                            1999                  1998
                                                                                        -------------         -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                          $   3,669,046         $     933,462
     Contract and trade receivables  - Net                                                 31,226,897            27,113,757
     Inventories                                                                           32,078,170            26,021,433
     Deferred income taxes                                                                  3,173,000             3,173,000
     Prepaid expenses and other                                                             1,801,257               601,614
     Net current assets of discontinued operations                                                                4,580,773
                                                                                        -------------         -------------
          Total current assets                                                             71,948,370            62,424,039

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Net                                       17,985,823            21,494,535
DEFERRED INCOME TAXES                                                                      19,061,000            20,550,000
NOTE RECEIVABLE                                                                            10,066,805
DEFERRED FINANCING COSTS                                                                    2,346,792             2,627,765
INTANGIBLES - Net                                                                           3,426,182             3,452,402
OTHER ASSETS                                                                                  358,453               430,340
                                                                                        -------------         -------------
          TOTAL                                                                         $ 125,193,425         $ 110,979,081
                                                                                        =============         =============
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit                                                           $  24,800,000         $  16,900,000
     Trade accounts payable                                                                 7,996,897            11,028,062
     Other accrued liabilities                                                              9,791,055             7,496,841
     Advances on contracts                                                                  2,387,276             2,220,737
     Current portion of long-term debt                                                      6,695,057             7,530,222
                                                                                        -------------         -------------
          Total current liabilities                                                        51,670,285            45,175,862

LONG-TERM DEBT - Less current portion                                                      45,482,184            47,233,558
                                                                                        -------------         -------------
          Total liabilities                                                                97,152,469            92,409,420
                                                                                        -------------         -------------
REDEEMABLE CONVERTIBLE 6% SERIES A PREFERRED STOCK,
     $.05 par value - issued 6,250 shares                                                   6,250,000
                                                                                        -------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.05 par value - authorized
         50,000,000 shares; issued 6,250 shares redeemable convertible 6% series
         A preferred stock
     Common stock, $.01 par value - authorized 50,000,000
         shares; issued 10,376,233 and 9,915,391                                              103,762                99,154
     Additional paid-in capital                                                            53,391,038            51,742,593
     Accumulated deficit                                                                  (31,218,842)          (33,452,571)
     Accumulated other comprehensive income                                                  (485,002)              180,485
                                                                                        -------------         -------------
          Total shareholders' equity                                                       21,790,956            18,569,661
                                                                                        -------------         -------------
          TOTAL                                                                         $ 125,193,425         $ 110,979,081
                                                                                        =============         =============

                 See notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                             ------------------------------      ------------------------------
                                                                1999              1998              1999              1998
                                                             ------------      ------------      ------------      ------------
Revenue                                                      $ 33,169,131      $ 23,680,404      $ 99,123,530      $ 71,962,001

Cost of revenue                                                23,468,135        18,197,029        72,043,888        53,880,615
                                                             ------------      ------------      ------------      ------------

Gross margin                                                    9,700,996         5,483,375        27,079,642        18,081,386

Administrative expenses                                         6,278,521         5,138,051        18,272,771        14,225,832
                                                             ------------      ------------      ------------      ------------

Operating income                                                3,422,475           345,324         8,806,871         3,855,554

Interest expense                                               (1,711,125)       (1,326,708)       (5,119,728)       (3,730,358)

Interest income                                                    11,381            48,234            35,586           163,309
                                                             ------------      ------------      ------------      ------------

Earnings (loss) before taxes and discontinued operations        1,722,731          (933,150)        3,722,729           288,505

Income tax (expense) benefit                                     (689,000)          374,000        (1,489,000)         (116,000)
                                                             ------------      ------------      ------------      ------------

Earnings (loss) before discontinued operations                  1,033,731          (559,150)        2,233,729           172,505

Discontinued operations:
     Loss from discontinued operations, net of tax                                                                   (2,156,388)
     Estimated loss on disposal, net of tax                                                                          (4,680,000)
                                                             ------------      ------------      ------------      ------------

Net earnings (loss)                                             1,033,731          (559,150)        2,233,729        (6,663,883)

Dividends on preferred stock                                       93,834                             205,039
                                                             ------------      ------------      ------------      ------------
Net earnings (loss) available for common shareholders        $    939,897      $   (559,150)     $  2,028,690      $ (6,663,883)
                                                             ============      ============      ============      ============

Earnings (loss) per common share - basic:
     Earnings (loss) before discontinued operations
          per common shareholder                             $       0.09      $      (0.06)     $       0.20      $       0.02
     Discontinued operations:
          Loss from discontinued operations, net of tax                                                                   (0.22)
          Estimated loss on disposal, net of tax                                                                          (0.47)
                                                             ============      ============      ============      ============
     Net earnings (loss) per common share                    $       0.09      $      (0.06)     $       0.20      $      (0.67)
                                                             ============      ============      ============      ============

Earnings (loss) per common share - assuming dilution:
     Earnings before discontinued operations                         0.09                        $       0.20      $       0.02
     Discontinued operations:
          Loss from discontinued operations, net of tax                                                                   (0.21)
          Estimated loss on disposal, net of tax                                                                          (0.46)
                                                             ------------                        ------------      ------------
     Net earnings (loss) per common share                    $       0.09                        $       0.20      $      (0.65)
                                                             ============                        ============      ============

                 See notes to consolidated financial statements

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

                                                                          Additional
                                                Common Stock               Paid-in       Accumulated
                                         --------------------------
                                             Shares         Amount        Capital        Deficit
                                         -----------   ------------    ------------   -------------
BALANCE, January 1, 1999                   9,915,391   $     99,154    $ 51,742,593   $(33,452,571)

Net earnings                                                                             2,233,729

Issuance of common shares                    188,220          1,882         505,473

Conversion of redeemable convertible
     Series A Preferred Stock                252,824          2,528       1,247,472

Conversion of accrued Series A
     Preferred Stock dividends                19,798            198         100,539

Preferred stock dividends                                                  (205,039)

Currency translation adjustment
                                        ------------   ------------    ------------   ------------

BALANCE, September 30, 1999               10,376,233   $    103,762    $ 53,391,038   $(31,218,842)
                                        ============   ============    ============   ============

                                         Accumulated
                                             Other           Total
                                         Comprehensive   Shareholders'  Comprehensive

                                           Income          Equity        Income
                                       -------------  -------------   --------------
BALANCE, January 1, 1999               $   180,485   $ 18,569,661

Net earnings                                            2,233,729     $  2,233,729

Issuance of common shares                                 507,355

Conversion of redeemable convertible
     Series A Preferred Stock                           1,250,000

Conversion of accrued Series A
     Preferred Stock dividends                            100,737

Preferred stock dividends                                (205,039)

Currency translation adjustment           (665,487)      (665,487)        (665,487)
                                       ------------  ------------     ------------

BALANCE, September 30, 1999            $  (485,002)  $ 21,790,956     $  1,568,242
                                       ============  ============     ============


                 See notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                ----------------------------------

                                                                                                    1999                  1998
                                                                                                ------------         ------------
Cash flows used for operating activities:
     Net income (loss)                                                                          $  2,233,729         $ (6,663,883)
     Adjustment to reconcile net income (loss) to net cash used by operating activities:
          Estimated loss on disposal of discontinued operations                                                         7,800,000
          Depreciation and amortization                                                            4,264,762            3,350,424
          Deferred income taxes                                                                    1,489,000           (4,794,000)
          Gain on sale of assets                                                                    (356,809)
          Currency translation adjustment                                                           (665,487)             334,622
     Changes in net assets and liabilities:
          Contract and trade receivables - net of advances                                        (3,946,601)          (5,368,122)
          Inventories                                                                             (6,056,737)          (8,244,235)
          Prepaid expenses and other                                                                (828,827)              94,513
          Other assets                                                                                71,887              109,324
          Net assets of discontinued operations                                                   (4,398,565)          (1,366,736)
          Trade accounts payable                                                                  (3,031,165)            (358,022)
          Other accrued liabilities                                                                  764,150            1,576,983
                                                                                                ------------         ------------
               Net cash used by operating activities                                             (10,460,663)         (13,529,132)
                                                                                                ------------         ------------
Cash flows used by investing activities:
     Purchase of property and equipment                                                           (2,147,713)          (4,185,179)
     Proceeds from the sale of assets                                                              2,960,362
     Costs incurred to obtain intangibles                                                           (832,916)            (334,241)
                                                                                                ------------         ------------
               Net cash used in investing activities                                                 (20,267)          (4,519,420)
                                                                                                ------------         ------------
Cash flows from financing activities:
     Net borrowings under line of credit                                                           7,900,000           10,600,000
     Principal payments under other debt arrangements                                             (2,586,539)          (1,546,359)
     Issuance of common shares                                                                       507,355              615,328
     Issuance of preferred shares                                                                  7,500,000
     Preferred stock dividends                                                                      (104,302)
                                                                                                ------------         ------------
               Net cash provided by financing activities                                          13,216,514            9,668,969
                                                                                                ------------         ------------
Net increase (decrease) in cash and cash equivalents                                               2,735,584           (8,379,583)
Cash and cash equivalents at beginning of period                                                     933,462            9,367,031
                                                                                                ------------         ------------
Cash and cash equivalents at end of period                                                      $  3,669,046         $    987,448
                                                                                                ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     In 1999, $1,250,000 of Series A Preferred Stock plus accrued dividends of
     $100,737 were exchanged for 272,622 shares of the Company's common stock.

     Interest paid                                                                              $  4,859,357         $  4,567,528
                                                                                                ============         ============
     Taxes paid                                                                                 $     36,513         $      6,424
                                                                                                ============         ============


                 See notes to consolidated financial statements

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - INVENTORIES:

         At September 30, 1999 and December 31, 1998, inventories consisted of the following.

                                       September 30,        December 31,
                                           1999                 1998
                                           ----                 ----
         Raw materials                 $20,515,702          $15,581,952
         Work in process                 9,293,688            9,077,849
         Finished goods                  2,268,780            1,361,632
                                       -----------          -----------
            Total inventories          $32,078,170          $26,021,433
                                       ===========          ===========

         Inventories included in net current assets of discontinued operations at December 31, 1998 were $6,198,387 and consisted mainly of raw materials.

NOTE 3 - DEBT:

         During the 1999 period, there have been several modifications to the Senior Credit Agreement. Among other things, these modifications adjusted the maximum outstanding under its revolving line of credit, imposed and later rescinded a revolving line of credit adjustment date, provided for a monthly penalty fee of $100,000 beginning in May and continuing until disposal of the Company's discontinued operating segment, adjustment of the fee to $150,000 per month beginning in August and upon disposal of the segment imposed a monthly credit fee of $150,000 until all balances under the Senior Credit Agreement have been retired. In addition, the Company has pledged a security interest in the notes receivable and related pledge and proxy security agreement received in conjunction with the sale of the Company's discontinued rail and mass transit operations. At November 15, 1999, the Company's revolving line of credit provides for borrowings up to the lesser of $23 million or the Revolving Line of Credit Borrowing Base (as defined). At November 15, 1999, available and outstanding borrowings under the line of credit is $23 million and $22.8 million, respectively. Issued and outstanding letters of credit under the line of credit at November 15, 1999 is $200,000.

         The Company's Series C 10% Senior Subordinated Convertible Notes (the "10% Notes") with an outstanding principal balance of $4,750,000 matured on September 15, 1999. In September 1999, the Company paid and retired $500,000 of the 10% Notes upon maturity and executed a Modification and Consent Agreement (the "September Modification") extending the maturity date of the remaining $4,250,000 10% Notes until October 31, 1999 and adjusted the interest rate to 15% from 10%. In October 1999, the Company and the 10% Note holders entered into another Modification and Consent Agreement (the "October Modification) which further extended the maturity date until December 31, 1999, maintained the interest rate at 15% and provided for a $40,000 extension payment payable upon maturity of the agreement. In addition, the October Modification requires that in the event the Company completes a public or private financing or sale of assets prior to the Maturity Date, such proceeds shall be applied as a reduction of the Company's indebtedness under the 10% Notes.

         On October 15, 1999, the Company entered into a $1,000,000 Promissory Note with it's Chairman of the Board of Directors. The note bears interest at 12%, matures on October 15, 2000, and provides for a placement fee of $20,000 to be paid upon maturity or any accelerated repayment of the note. In addition, the note provides for an accelerated maturity in the event the Company completes a senior credit banking agreement, or a public or private offering of debt or equity securities for proceeds of $10,000,000 or more. Messrs. Townsend,

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         Saunders and Forst, officers of the Company were required to guarantee the $1,000,000 Promissory Note in the aggregate amount of $200,000.

NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         On March 29, 1999, the Company completed a private placement to an accredited investor of $7.5 million of the Company's Series A Convertible Preferred Stock (the "Series A"). Under the terms of this offering the Series A bears a dividend rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A may be converted into shares of the Company's Common Stock at any time at 101% of the average closing price of any 15 out of the 30 consecutive trading days preceding conversion, up to a specified maximum conversion price (the "Conversion Cap"). The Conversion Cap for the first twelve months is $8.60 per share and is subject to an annual adjustment to the lesser of the then existing Conversion Cap or 130% of the average of the closing bid prices for 20 consecutive trading days immediately proceeding the annual adjustment anniversary date. In addition, the first year Conversion Cap is subject to an interim adjustment on August 1, 1999 if the Company is unable to consummate the sale of its rail and mass transit operation for aggregate cash proceeds of at least $7.5 million by July 31, 1999. The Company was unable to complete the sale transaction and accordingly the Conversion Cap was adjusted on August 1, 1999 and is $8.04 per share. Conversion of the Series A is limited to 10% of the initial amount per month, accumulating monthly up to a maximum of 30% of the accumulated convertible amount in any month. The Company may require the conversion of the Series A if the market price of the Company's Common Stock exceeds the Conversion Cap by at least 50% for at least 20 consecutive trading days, subject to the same conversion limitations imposed upon the Series A holders.

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

         In May 1999, $750,000 of Series A Preferred Stock plus accrued dividends of $6,904 were exchanged for 157,361 shares of the Company's common stock. In July 1999, $500,000 of Series A Preferred Stock plus accrued dividends of $83 were exchanged for 96,926 shares of the Company's common stock. In September 1999, accrued dividends of $93,750 were satisfied in exchange for 18,335 shares of the Company's common stock.

NOTE 5 - DISCONTINUED OPERATIONS:

         In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit seating operations. Accordingly, the operating results of these rail and mass transit operations, including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations.

         The Company executed the sale of its rail and mass transit seating operation on August 31, 1999 under an Asset Purchase and Sale Agreement dated June 30, 1999, as amended and restated August 31, 1999 and subsequently on October 21, 1999, a Note Refinancing Agreement was executed. A former director of the Company wholly owns the acquiring company. Consideration received consisted of $100,000 cash and a promissory note for $9,996,000 which matured on October 15, 1999. On October 21, 1999, the parties entered into the Note Refinancing Agreement which refinanced the note as two separate notes in the amounts of $1,996,000 and $8,118,008 and reflects the capitalization of $118,008 of interest related to the original note into principal outstanding. The notes each carry an interest rate of 8 1/2% and mature on October 15, 2004. Interest is required to be paid quarterly beginning April 2000 on the $1,996,000 promissory note and semi-annually beginning April 2001 on the $8,118,008 promissory note. The notes are secured by the underlying assets and a Pledge and Proxy Security Agreement in the stock of the underlying company and the stock of Beacon Industries, Inc. which is owned under common control of the acquirer. Under the an Asset Purchase and Sale Agreement the Company has retained the liability for claims incurred through August 31, 1999 under its self funded health insurance plan and has agreed to indemnify the acquiring company for any customary warranty and litigation claims.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         Revenues for the rail and mass transit operations were $1,192,478 and $8,247,294 for the two and eight months ended August 30, 1999, respectively, and $4,360,279 and $13,093,611 for the three and nine months ended September 30, 1998, respectively. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

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

         For the three month period ended September 30, 1999 and 1998, inter-segment sales were insignificant and total intercompany sales of $847,747 and $1,453,084, respectively, have been eliminated.



                                                                          1999
                                              ----------------------------------------------------------------------------
                                                 Commercial          Government
                                              Transportation            and
                                                 Products             Defense                Other                Total
                                                 --------             -------                -----                -----
    Revenue:
      Contract revenue                                              $12,489,890                                $12,489,890
      Product sales:
        Airline seat systems                   $12,206,257                                                      12,206,257
        Automotive safety systems                8,107,959                                                       8,107,959
        Other                                                           118,981                                    118,981
      Technology sales and royalties               246,044                                                         246,044
                                               -----------          -----------           ----------           -----------
        Total revenue                          $20,560,260          $12,608,871           $                    $33,169,131
                                               ===========          ===========           ==========           ===========

    Operating (loss) income                     $3,097,645           $1,174,556           $(849,726)            $3,422,475

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    1998
                                                    -----------------------------------------------------------------
                                                      Commercial       Government
                                                    Transportation         and
                                                       Products          Defense            Other               Total
                                                       --------          -------            -----               -----
    Revenue:
      Contract revenue                                                 $9,197,525                          $9,197,525
      Product sales:
        Airline seat systems                          $7,228,730                                            7,228,730
        Automotive safety systems                      6,824,035                                            6,824,035
        Other                                                             178,249        $  (6,819)           171,430
      Technology sales and royalties                     258,684                                              258,684
                                                     -----------       ----------        ----------       -----------
        Total revenue                                $14,311,449       $9,375,774        $  (6,819)       $23,680,404
                                                     ===========       ==========        ==========       ===========
    Operating (loss) income                             $422,001         $354,944        $(431,621)          $345,324


         For the nine month period ended September 30, 1999 and 1998, inter-segment sales were insignificant and total intercompany sales of $3,576,537 and $3,749,955 respectively, have been eliminated.


                                                                                     1999
                                               ----------------------------------------------------------------------------
                                                  Commercial          Government
                                               Transportation            and
                                                  Products             Defense                 Other               Total
                                                  --------             -------                 -----               -----
    Revenue:
      Contract revenue                                               $33,978,567                                $33,978,567
      Product sales:
        Airline seat systems                    $41,029,095                                                      41,029,095
        Automotive safety systems                22,538,297                                                      22,538,297
        Other                                                            710,894           $    199,547             910,441
      Technology sales and royalties                667,130                                                         667,130
                                                -----------          -----------           ------------         -----------
        Total revenue                           $64,234,522          $34,689,461           $    199,547         $99,123,530
                                                ===========          ===========           ============         ===========

    Operating (loss) income                      $7,650,583           $2,857,047           $(1,700,759)          $8,806,871

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                                                             1998
                                             ---------------------------------------------------------------
                                               Commercial
                                             Transportation    Government and
                                                Products          Defense         Other               Total
                                                --------          -------         -----               -----
    Revenue:
      Contract revenue                                          $25,272,287                      $25,272,287
      Product sales:
        Airline seat systems                   $27,526,826                                        27,526,826
        Automotive safety systems               18,143,314                                        18,143,314
        Other                                                       323,915     $      1,417         325,332
      Technology sales and royalties               694,242                                           694,242
                                               -----------      -----------     ------------     -----------
      Total revenue                            $46,364,382      $25,596,202     $      1,417     $71,962,001
                                               ===========      ===========     =============    ===========

    Operating (loss) income                     $4,340,094         $735,386     $(1,219,926)      $3,855,554

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS PER SHARE:

         The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations. Earnings per share amounts are calculated using only weighted average shares outstanding. For the three and nine month periods ended September 30, 1999 and the nine month period ended September 30, 1998, diluted earnings per share does not include the effects of shares to be issued upon conversion of the Company's 8% Senior Subordinated Convertible Notes (the "8% Notes") and the Series C 10% Senior Subordinated Convertible Notes (the "10% Notes" ) of 2,248,223, 2,251,668 and 2,253,390, respectively, because the result would be anti-dilutive. For the three month period ended September 30, 1998, diluted earnings per share does not include the effects of options to purchase common stock and shares to be issued upon conversion of the Company's 8% Notes and 10% Notes of 4,308,111 because the result would be anti-dilutive.

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                           1999               1998               1999                1998
                                                           ----               ----               ----                ----
Income (loss) before discontinued operations            $1,033,731         $(559,150)          $2,233,729         $   172,505
 Discontinued operations:
      Loss from discontinued operations, net of
        tax                                                                                                        (2,156,388)
      Estimated loss on disposal, net of tax                                                                       (4,680,000)
                                                        -----------        -----------         -----------        -------------
 Net earnings (loss)                                     1,033,731          (559,150)           2,233,729          (6,663,883)
 Dividends on preferred stock                               93,834                                205,039
                                                        -----------        -----------         -----------        -------------
 Net earnings (loss) available to common
       stockholders                                       $939,897         $(559,150)          $2,028,690         $(6,663,883)
                                                        ===========        ===========         ===========        =============

 Basic weighted average shares outstanding              10,301,721          9,880,703          10,090,510            9,868,452
                                                                           ===========
 Effect of dilutive securities                           1,346,228                                964,941              234,095
                                                        -----------                            -----------        -------------
 Diluted weighted average shares outstanding            11,647,949                             11,055,451           10,102,547
                                                        ===========                            ===========        =============


 Basic per share amounts:
      Earnings (loss) before discontinued
        operations per common shareholder                    $0.09         $    (0.06)               $0.20               $0.02
      Discontinued operations:
           Loss from discontinued operations,
             net of tax                                          -                  -                   -                (0.22)
           Estimated loss on disposal, net of
             tax                                                 -                  -                   -                (0.47)
                                                        -----------        -----------         -----------        -------------
      Earnings (loss) per common shareholder                 $0.09         $    (0.06)          $     0.20         $     (0.67)
                                                        ===========        ===========         ===========        =============

 Diluted per share amounts:
      Income before discontinued operations                  $0.09                             $     0.20                $0.02
      Discontinued operations:
           Loss from discontinued operations,
             net of tax                                          -                                      -                (0.21)
           Estimated loss on disposal, net of
             tax                                                 -                                      -                (0.46)
                                                        -----------                            -----------        -------------
      Net earnings (loss) per common shareholder             $0.09                             $     0.20         $      (0.65)
                                                        ===========                            ===========        =============

                                  SIMULA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL - The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, this discussion contains forward looking statements (including statements in the future tense and statements using the terms "believe," "anticipate," "expect," "intend," or similar terms) which are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially form those discussed herein. See Forward Looking Information and Risks of the Business.

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

         The Company is a holding company for wholly owned subsidiaries which operate in two business segments. The Commercial Transportation Products segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines and operations producing inflatable restraints and related safety technologies for automobiles. The Government and Defense segment includes technology development and operations that design and manufacture crash resistant seats and components, energy absorbing devices, and ballistic armor, principally in connection with United States armed forces procurement. The remaining segment, entitled Other, represents general corporate operations.

         Since its founding in 1975, the Company's historic business has been as a government and defense contractor. Additionally, commencing with acquisitions and commercial products development since 1993 has introduced crashworthy systems for a variety of vehicles and aircraft including its 16g commercial airliner passenger seat ("16g Seat") and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure ("ITS(R)").

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

         In 1994, the Company made a strategic decision to enter the inflatable restraint market for automobiles utilizing its proprietary technology, the ITS(R). Through 1996, the Company completed its development of this technology and start-up of its manufacturing facilities. In 1997, the Company began manufacturing the ITS(R) for sale to BMW, a major European automobile manufacturer, which began including it in certain models of its automobiles in 1997.

         In 1998 the Company adopted a plan to sell its rail and mass transit seating operations at Coach and Car and Artcraft. The rail and mass transit seating operation was disposed of August 31, 1999 pursuant to the Amended and Restated Asset Purchase and Sale Agreement. The company's rail and mass transit seating operations are reported as discontinued operations.

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


RESULTS FROM CONTINUING OPERATIONS

Three and Nine Months Ended September 30, 1999 Compared to 1998

         Revenue for the three months ended September 30, 1999 increased 40% to $33.2 million from $23.7 million for the comparable period in 1998. Revenue for the nine months ended September 30, 1999 increased 38% to $99.1 million from $72.0 million for the comparable period in 1998. The increases in revenue are attributable to both of the Company's business segments. Commercial Transportation Products revenue for the three months ended September 30, 1999 increased 44% to $20.6 million from $14.3 million and for the nine month period ended September 30, 1999 increased 39% to $64.2 million from $46.4 million for the comparable periods in 1998. The Commercial Transportation Products revenue increases are due to increased deliveries of ITS(R) and 16g Seats. Government and Defense revenue for the three months ended September 30, 1999 increased 34% to $12.6 million from $9.4 million and for the nine months period ended September 30, 1999 increased 36% to $34.7 million from $25.6 million for the comparable periods in 1998. The increase in Government and Defense revenue is attributable to increased overall contracts.

         Gross margin for the three months ended September 30, 1999 increased 77% to $9.7 million from $5.5 million and for the nine months ended September 30, 1999 and increased 50% to $27.1 million from $18.1 million for the comparable period in 1998. The Commercial Transportation Products gross margin for the three months ended September 30, 1999 increased 123% to $6.0 million from $2.7 million and for the nine months ended September 30, 1999 increased 57% to $16.5 million from $10.5 million for the comparable periods in 1998. Gross margin as a percent of sales for the Commercial Transportation Products segment increased to 29% from 19% for the three months ended September 30, 1999 and increased to 26% from 23% for the nine months ended September 30, 1999 as compared to the comparable 1998 periods. The substantial improvement in Commercial Transportation Products gross margin for the three and nine months ended September 30, 1999 is primarily related to higher costs and lower production output during the 1998 period related to the 16g Seat as new programs began into production offset partially by decreases in the gross margins attained on the ITS(R) due to realization of customer sales volume discounts. Government and Defense gross margin increased 32% to $3.7 million from $2.8 million and for the nine months ended September 30, 1999 increased 37% to $10.4 million from $7.6 million for the comparable periods in 1998. The increase in gross margin is attributable to the increases in revenue noted above. Gross margin as a percent of sales for the three months ended September 30, 1999 decreased to 29% from 30% for the comparable period in 1998. Gross margin as a percent of sales for the nine months ended September 30, 1999 remained comparable to the 1998 period of 30%.

         Administrative expenses for the three months ended September 30, 1999 increased 22% to $6.3 million from $5.1 million and for the nine months ended September 30, 1999 increased 28% to $18.3 million from $14.2 million for the comparable periods in 1998. The overall increase in administrative expenses is attributable to increases in the support structure to support revenue growth in the Commercial Transportation Products segment as well as increased legal expenses related to the Company's litigation with Autoliv (defense of its ITS(R) patent). The Commercial Transportation Products administrative expenses for the three months ended September 30, 1999 increased 28% to $2.9 million from $2.3 million and for the nine months ended September 30, 1999 increased 44% to $8.9 million from $6.2 million for the comparable periods in 1998. Commercial Transportation Products administrative expenses as a percentage of sales for the three and nine month periods ended September 30, 1999 was 14.2% and 13.8%, respectively, as compared to 15.9% and 13.3% for the three and nine month periods ended September 30, 1998, respectively. Government and Defense administrative expenses for the three month period ended September 30, 1999 decreased 3% to $2.5 million from $2.4 million for the comparable 1998 period. Government and Defense administrative expenses for the nine month period ended September 30, 1999 increased 10% to $7.5 million from $6.8 million for the comparable period in 1998 and is principally related to increases during the first quarter of internally funded research and development and pre-production parachute costs. Administrative expenses as a percentage of sales for the three and nine month periods ended September 30, 1999 was 20% and 22%, respectively, as compared to 26% and 27% for the three and nine month periods ended

                                  SIMULA, INC.

September 30, 1998, respectively. The improvement in administrative expenses as a percentage of sales is attributable to increased revenues of the segment.

         Interest expense increased 29% to $1.7 million from $1.3 million for the three months ended September 30, 1999 and 1998, respectively, and increased 37% to $5.1 million from $3.7 million for the nine month period ended September 30, 1999 and 1998, respectively. The increase in interest expense is primarily attributable to increased outstanding borrowing.

         The effective income tax rate for the three and nine month periods ended September 30, 1999 and 1998 approximated the Company's combined statutory rate of 40%.

DISCONTINUED OPERATIONS

         In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit seating operations. Accordingly, the operating results of these rail and mass transit operations, including a provision for estimated loss upon disposition, have been segregated from continuing operations and have been reported as discontinued operations. The Company executed the sale of its rail and mass transit seating operation on August 31, 1999 under an Asset Purchase and Sale Agreement dated June 30, 1999, as amended and restated August 31, 1999 and subsequently on October 21, 1999, a Note Refinancing Agreement was executed. A former director of the Company wholly owns the acquiring company.

          The Asset Purchase and Sale Agreement and Note Refinancing Agreement provided for a total purchase price of $10,096,000 to be satisfied by two promissory notes and the application of $100,000 earnest deposit received prior to closing. The first note in the amount of $1,996,000 requires quarterly installments of interest commencing in April 2000. The second note, for $8,118,008 includes capitalized interest from August 31, 1999 to October 21, 1999 of $118,008 and requires semi-annual payments of interest commencing April 2001. Both notes carry interest at 8 1/2% and mature in October 2004 at which time the outstanding principal and accrued interest is due. As security for the notes, the Company has a lien on the assets and has received a pledge of stock held by the former director in the successor corporation and in Beacon Industries, a corporation under common control of the acquirer. The successor corporation is negotiating a senior credit facility with a third party lender, and if obtained, the indebtedness to the Company may be subordinated to such senior secured debt. Until maturity of the notes, the Company will receive monthly financial reports and a Company executive shall serve on the successor board of directors.

         Revenues for the rail and mass transit operations were $1,192,478 and $8,247,294 for the two and eight months ended August 30, 1999, respectively, and $4,360,279 and $13,093,611 for the three and nine months ended September 30, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company defines liquidity as the ability to access cash to meet operating and capital needs. The Company's primary source of cash in the 1999 period was from financing activities.

         The Company's liquidity and ability to fund working capital and debt service requirements during the next year will be dependent upon improved cash flow from operating units and obtaining replacement financing of its bank line of credit under a Senior Credit Agreement, and replacement financing of $4.3 million in its 10% Senior Subordinated Notes (the "10% Notes"). The 10% Notes were originally due September 15, 1999 and have been extended until December 31, 1999. The Company previously anticipated cash proceeds related to the sale of the company's discontinued operation would be sufficient to satisfy the Company's obligation to reduce its revolving line of credit under its Senior Credit Agreement, meet the required debt service on the 10% Notes upon maturity and provide some working capital. The Company completed the sale of its discontinued rail and mass transit operation, however, the terms of the transaction were modified and the purchase price was paid by the issuance of two promissory notes to the Company due in April 2004.

         The Company is investigating a number of financing alternatives. In November the Company retained nationally recognized financial advisors and is implementing a program to address its short and long term liquidity requirements and debt structure. The Company believes that the program will significantly improve its liquidity within 90 days of this filing.

                                  SIMULA, INC.

The Company is also investigating potential asset and technology sales and licensing. The Company may also seek to obtain additional capital should demand for its products exceed current capacity. The raising of additional capital in public or private markets will be primarily dependent upon prevailing market conditions and demand for the Company's technologies and products.

         Financing activities provided $13.2 million of cash during the nine months ended September 30, 1999 as compared to $9.7 million during the comparable period in 1998. Cash provided from financing activities during the 1999 period includes $7.5 million received for the issuance of redeemable preferred stock and $7.9 million in net borrowings under the Company's line of credit partially offset by $2.6 million of principal payments made under other debt arrangements for scheduled principal reductions. Cash provided from financing activities during the 1998 period includes $10.6 million in net borrowing under the Company's line of credit partially offset by $1.5 million of principal payments made under other debt arrangements for scheduled principal reductions.

         During the 1999 period, there have been several modifications to the Senior Credit Agreement. Among other things, these modifications adjusted the maximum outstanding under its revolving line of credit, imposed and later rescinded a revolving line of credit adjustment date, provided for a monthly penalty fee of $100,000 beginning in May and continuing until disposal of the Company's discontinued operating segment, adjustment of the fee to $150,000 per month beginning in August and upon disposal of the segment imposed a monthly fee of $150,000 until all balances under the Senior Credit Agreement have been retired. In addition, the Company has pledged a security interest in the notes receivable and related pledge and proxy security agreement received in conjunction with the sale of the Company's discontinued rail and mass transit operations. At November 15, 1999, the Company's revolving line of credit provides for borrowings up to the lesser of $23 million or the Revolving Line of Credit Borrowing Base (as defined). At November 15, 1999, available and outstanding borrowings under the line of credit is $23 million and $22.8 million, respectively. Issued and outstanding letters of credit under the line of credit at November 15, 1999 is $200,000.

         The Company's 10% Notes originally matured on September 15, 1999. On September 15, 1999, the Company retired $500,000 of its 10% Notes and negotiated a Modification and Consent Agreement which extended the remaining $4,250,000 in 10% Notes until October 31, 1999 and adjusted the interest rate to 15%. A Second Modification and Consent Agreement for a further extension of repayment for the remaining 10% Notes until December 31, 1999. The Second Modification and Consent Agreement maintained the 15% interest rate, provided for an extension fee of $40,000 to be paid upon maturity at December 31, 1999 and requires application of proceeds received from a public or private financing or sale of assets prior to maturity.

         On October 15, 1999, the Company executed a $1 million Promissory Note to Stanley Desjardins its Chairman of the Board of Directors. The proceeds were applied to working capital. The term of the note is for one year and accrues interest at a rate of 12% payable upon maturity. The note provides for accelerated maturity in the event the Company completes a senior credit banking agreement, or a public or private offering of debt or equity securities for proceeds of $10 million or more. A placement fee of $20,000 is also required to be paid upon maturity or any accelerated repayment of the note. The Chairman required certain officers of the Company to guarantee the $1,000,000 Promissory
Note in the aggregate amount of $200,000. Messrs. Townsend, Saunders and Forst and their respective spouses provided signed personal quarantees.

         The Company's liquidity is impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $3.9 million for the nine months ended September 30, 1999 due principally to increased sales volume in all segments of the business.

         Operating activities required the use of $10.5 million of cash during the nine months ended September 30, 1999, compared to the use of $13.5 million of cash during the same period in 1998. Cash used by operating activities in the 1999 period was primarily used to increase accounts receivable (discussed above) and inventories, decrease in accounts payable and funding of discontinued operations current operating losses. The increase in inventories is due to increases in 16g Seat and Government and Defense segment inventory necessary to support anticipated future deliveries and inventories in the Government and Defense segment primarily related to timing of material deliveries. The decrease in accounts payable is attributable to usage of cash generated from increased sales volume.

                                  SIMULA, INC.

         Investing activities required the use of $20,267 of cash during the nine months ended September 30, 1999, compared to use of $4.5 million of cash during the same period in 1998. The decrease in cash used by investing activities is primarily due to net proceeds of $2.9 million received under a sale and leaseback of a subsidiary office and development facility and of the sale of certain technology intangibles, inventory and related production equipment. The 1999 cash proceeds received was partially offset by $2.3 million in purchases of various production equipment as compared to equipment purchases of $4.2 million during the comparable period in 1998. The decrease in equipment purchases is due to a higher level of investing in additional production capacity in the company's Commercial Transportation Products segment to meet increased demand for the 16g Seat and the ITS(R) during the 1998 period.



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

         The Company is in the remediation phase with regard to its state of readiness relative to non-IT devices containing embedded circuitry. The Company is in the process of communicating with the manufacturers of non-IT

                                  SIMULA, INC.

devices containing embedded circuitry and to date has fully assessed (confirmed that such devices are Year 2000 compliant or upgraded the devices as needed) substantially all of such devices. The assessed devices are in various stages of remediation, testing and implementation. Completion thru implementation is expected during the forth quarter of 1999.

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

         The Company continues to be in the implementation phase with regard to its IT systems. IT systems are compliant in accordance with the most recent updated provided by the manufacturers.

         Selection of a remediation tool set for desktop personal computers and servers was completed in February 1999. The tool was implemented in June 1999 and results are being used to remediate Year 2000 deficiencies highlighted by its application.

         In addition to the internal assessment and remediation efforts being conducted by the Company pursuant to the Year 2000 Plan as described above, the Company has engaged the services of a third party consultant to review Year 2000 matters on a subsidiary-by-subsidiary basis. The consultant commenced work in January 1999. The consultants work is complete and the Company has incorporated the findings into its implementation plan.

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

                                  SIMULA, INC.

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

         Projected operating results and capital needs will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows. The Company's liquidity and available working capital will be dependent upon improved cash flow from operating units and obtaining replacement financing for the Company's Senior Credit Agreement and 10% Notes due December 31, 1999. Factors and risks that may affect results include those described in the Company's registration statements and periodic reports filed with the U.S. Securities and Exchange Commission. In addition, other factors include, but are not limited to contract mix and shifting production and delivery schedules; amount of resources committed to independent research and development from time to time; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; the level of orders which are received and can be shipped and invoiced in a quarter; customer order patterns and seasonality; the cyclical nature of the industries and markets addressed by the Company's products; the level and makeup of military expenditures; technological changes; increased costs attributable to changes in government regulations and certifications for transport vehicles; competition and competitive pressures on pricing; and economic conditions in the United States and worldwide markets served by the Company.


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

                                  SIMULA, INC.

ITEM 6.  EXHIBITS AND REPORTS.

(a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.


  No.                                                   Description                                                    Reference
  ---                                                   -----------                                                    ---------
   2.1          Amended and Restated Asset Purchase Agreement for the sale of  Coach and Car Equipment                   (14)
                Corporation, a wholly-owned subsidiary of the Company, dated August 31, 1999 and Note
                Refinancing Agreement dated October 21, 1999

   3.1          Articles of Incorporation of Simula, Inc., as amended and restated                                        (4)

   3.2          Bylaws of Simula, Inc., as amended and restated                                                           (1)

   4.2          Indenture dated December 17, 1993, as amended                                                             (2)

   4.5          Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
                Company's issuance of Series C 10% Senior Subordinated Convertible Notes                                  (6)

   4.6          Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of Simula,
                Inc. dated December 17, 1993                                                                              (7)

   4.7          Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
                Subordinated Convertible Notes due May 1, 2004                                                            (7)

   4.8          Certificate of Designation, Preferences, Rights and Privileges of the Company's $7,500,000
                Series A Preferred Stock                                                                                 (12)

  *4.9          Amendment No. 2 to Supplemental Indenture No. 2  and Modification and Consent Agreement
                each dated September 15, 1999 extending the maturity date of the Series C 10% Senior
                Subordinated Convertible Notes

  *4.10         Amendment No. 3 to Supplemental Indenture No. 2 and Second Modification and Consent
                Agreement each dated October 31, 1999 extending the maturity date of the Series C 10%
                Senior Subordinated Convertible Notes

  10.11         1992 Stock Option Plan, as amended effective September 15, 1998                                          (10)

  10.12         1992 Restricted Stock Plan                                                                                (1)

  10.21         1994 Stock Option Plan, as amended effective September 15, 1998                                          (10)

  10.24         Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                November 6, 1998                                                                                         (10)

  10.25         Modification Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                February 12, 1999                                                                                        (11)

  10.26         Simula, Inc. Employee Stock Purchase Plan                                                                 (4)

  10.29         Form of Change of Control Agreements, as amended and restated, between the Company and
                Donald W. Townsend, Bradley P. Forst, and James A. Saunders                                               (9)

  10.30         Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P.
                Forst,  and James A. Saunders                                                                             (8)

  10.31         Modification Agreement No. 2 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                April 28, 1999                                                                                           (12)

  10.32         Form of Employment Agreement between the Company and James C. Dodd                                       (12)

  10.33         Form of Change of Control Agreement between the Company and James C. Dodd                                (12)

  10.34         Modification Agreement No. 3 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                June 28, 1999                                                                                            (13)

  10.35         Modification Agreement No. 4 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                July 28, 1999                                                                                            (13)

 *10.36         Modification Agreement No. 5 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                September 29, 1999

 *10.37         Modification Agreement No. 6 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                October 19, 1999

 *10.38         Modification Agreement No. 7 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                November 1, 1999

 *10.39         Promissory Note between the Company and Stanley P. Desjardins dated October 15, 1999 and
                Guarantees by Don and Nelda Townsend, James and Linda Saunders and Bradley and Teresa Forst
                dated November 2, 1999

  18.           Preference Letter re: change in accounting principles                                                     (5)

  21.           Subsidiaries of the Company                                                                               (8)

  24.           Powers of Attorney - Directors                                                                          (8)(11)

 *27.           Financial Data Schedule

                                  SIMULA, INC.

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

(13)     Filed with report on Form 10-Q for the quarter ended June 30, 1999.

(14) Filed with report on Form 8-K, under the Securities Act of 1993, effective October 25, 1999.

                                  SIMULA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SIMULA, INC.



DATE: November 15, 1999                     /s/  Donald W. Townsend
                                            -----------------------------------
                                            DONALD W. TOWNSEND
                                            President
                                            Chief Executive Officer


                                               /s/  James C. Dodd
                                            -----------------------------------
                                            JAMES C. DODD
                                            Executive Vice President
                                            Chief Financial Officer

                                EXHIBIT INDEX

  No.                                                   Description                                                    Reference
  ---                                                   -----------                                                    ---------
   2.1          Amended and Restated Asset Purchase Agreement for the sale of  Coach and Car Equipment                   (14)
                Corporation, a wholly-owned subsidiary of the Company, dated August 31, 1999 and Note
                Refinancing Agreement dated October 21, 1999

   3.1          Articles of Incorporation of Simula, Inc., as amended and restated                                        (4)

   3.2          Bylaws of Simula, Inc., as amended and restated                                                           (1)

   4.2          Indenture dated December 17, 1993, as amended                                                             (2)

   4.5          Supplemental Indenture No. 2 dated September 12, 1996, entered into in connection with the
                Company's issuance of Series C 10% Senior Subordinated Convertible Notes                                  (6)

   4.6          Supplemental Indenture No.3, effective March 14,  1997, amending the Indenture of Simula,
                Inc. dated December 17, 1993                                                                              (7)

   4.7          Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
                Subordinated Convertible Notes due May 1, 2004                                                            (7)

   4.8          Certificate of Designation, Preferences, Rights and Privileges of the Company's $7,500,000
                Series A Preferred Stock                                                                                 (12)

  *4.9          Amendment No. 2 to Supplemental Indenture No. 2  and Modification and Consent Agreement
                each dated September 15, 1999 extending the maturity date of the Series C 10% Senior
                Subordinated Convertible Notes

  *4.10         Amendment No. 3 to Supplemental Indenture No. 2 and Second Modification and Consent
                Agreement each dated October 31, 1999 extending the maturity date of the Series C 10%
                Senior Subordinated Convertible Notes

  10.11         1992 Stock Option Plan, as amended effective September 15, 1998                                          (10)

  10.12         1992 Restricted Stock Plan                                                                                (1)

  10.21         1994 Stock Option Plan, as amended effective September 15, 1998                                          (10)

  10.24         Senior Credit Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                November 6, 1998                                                                                         (10)

  10.25         Modification Agreement with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                February 12, 1999                                                                                        (11)

  10.26         Simula, Inc. Employee Stock Purchase Plan                                                                 (4)

  10.29         Form of Change of Control Agreements, as amended and restated, between the Company and
                Donald W. Townsend, Bradley P. Forst, and James A. Saunders                                               (9)

  10.30         Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P.
                Forst,  and James A. Saunders                                                                             (8)

  10.31         Modification Agreement No. 2 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                April 28, 1999                                                                                           (12)

  10.32         Form of Employment Agreement between the Company and James C. Dodd                                       (12)

  10.33         Form of Change of Control Agreement between the Company and James C. Dodd                                (12)

  10.34         Modification Agreement No. 3 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                June 28, 1999                                                                                            (13)

  10.35         Modification Agreement No. 4 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                July 28, 1999                                                                                            (13)

 *10.36         Modification Agreement No. 5 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                September 29, 1999

 *10.37         Modification Agreement No. 6 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                October 19, 1999

 *10.38         Modification Agreement No. 7 with Bank One, Arizona, N.A. and Imperial Bank, Arizona dated
                November 1, 1999

 *10.39         Promissory Note between the Company and Stanley P. Desjardins dated October 15, 1999 and
                Guarantees by Don and Nelda Townsend, James and Linda Saunders and Bradley and Teresa Forst
                dated November 2, 1999

  18.           Preference Letter re: change in accounting principles                                                     (5)

  21.           Subsidiaries of the Company                                                                               (8)

  24.           Powers of Attorney - Directors                                                                          (8)(11)

 *27.           Financial Data Schedule

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

(13)     Filed with report on Form 10-Q for the quarter ended June 30, 1999.

(14) Filed with report on Form 8-K, under the Securities Act of 1993, effective October 25, 1999.