Form 10-K405
period 1999-12-31
SIMULA INC
filed 2000-04-14
CIK 885080

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999          COMMISSION FILE NO. 1-12410



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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                           ON WHICH REGISTERED
           -------------------                           -------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy incorporated by reference in Part III of this Form 10-K. X

    As of March 28, 2000, the number of shares of Common Stock outstanding was 11,103,827 and the aggregate market value of the Common Stock (based on the closing price as quoted on the New York Stock Exchange on that date) held by non-affiliates of Registrant was $32,809,430.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with its Annual Meeting of Shareholders to be held June 22, 2000 are incorporated by reference in Part III of this report.

                                     PART I


ITEM 1. BUSINESS

        With the exception of historical information, the matters discussed in this report on Form 10-K may be estimates or constitute forward-looking statements that describe matters that involve risks and uncertainties which could cause the Company's actual results to differ materially from those discussed herein. See, "Management's Discussion and Analysis and Financial Condition and Results of Operations" - "Forward Looking Information" and "Risks and Uncertainties in the Business."

THE COMPANY

        Simula, Inc. is an acknowledged world leader in providing crash resistant and energy absorption technologies that safeguard human lives. In its role as a safety technology company, Simula invents, manufactures, and markets advanced occupant seating and restraint systems installed in air, ground, and sea transport vehicles for the military, aircraft, and automotive industries. Simula, Inc. conducts its business through eight wholly-owned operating units. As used herein, the terms "Company" or "Simula" refer collectively to Simula, Inc. and its consolidated subsidiaries.

SEGMENTS AND MARKETS OVERVIEW

        During 1999 Simula was a holding company for operating units in two business segments. The Commercial Transportation Products segment includes technology development, manufacturing and assembly operations for seating systems for airliners and products and safety systems for automobiles and trucks. The Company's Government and Defense segment includes technology development and manufacturing operations for military aircraft seating, armor, and crew safety systems sold principally to U.S. and foreign armed forces. Financial information about the Company and its segments is found in Item 6, 7, and 8 of this report.

1999 Recapitalization and Business Realignment

        During the period 1999 through early 2000, the Company completed major steps in recapitalizing the Company to provide additional working capital and focus the Company on its profitable core businesses. In August, 1999, the Company completed the sale of its rail seating operation which was reported as a discontinued operation. On December 31, 1999, the Company obtained a new credit facility with an asset based lender to replace its existing bank line and issued $20 million in secured senior notes in a transaction with a private investor. In December, 1999 the Company entered into an agreement for the sale of the assets of its operating unit engaged in the commercial airline seating business, for cash and the assumption of liabilities. This transaction was completed in January 2000. "See Management's Discussion and Analysis of Financial Results."

        Following this recapitalization the remaining operations of the Company are in the automotive safety and government and defense businesses. Although the recapitalization and operating results of its rail and airline seating units resulted in substantial charges on disposition and an operating loss in the fourth quarter, on a stand-alone basis, the automotive safety and government and defense businesses were profitable in each quarter of 1999. The Company believes that the recapitalization will allow Simula to continue to achieve these results through its focus on these profitable core businesses.

Strategic Repositioning

        As part of the changes in 1999, the Company began implementing its strategic repositioning plan. The first element of this three part plan is to focus the Company on its core competencies, that is those businesses which historically have proven capable of operating on a profitable basis and financial performance. The Company has instituted economic value added performance metrics to better align its operating results with shareholder value.

The second element of the plan is the reduction of costs, particularly fixed expenses, to ensure positive cash flow. The last element of the repositioning plan is improving its technology and product development process for new projects and technologies. This process will systematically introduce new technologies and shorten technology development and product introduction timelines.

        CORE PRODUCTS AND TECHNOLOGIES

        Through its operating divisions and subsidiaries, Simula develops, manufactures, licenses, and sells products and technologies in six major categories. The products and technologies are typically developed into a number of different applications which are provided across a range of markets to different types of customers:

        - Inflatable Restraints - Simula has numerous patented inflatable restraint devices, embodying technologies and designs that are significantly different than the conventional airbag, which are used to protect occupants in automobiles and aircraft. The products and technologies are used in both military and commercial markets.

        - Seating Systems - The Company has expertise in crash resistant, energy absorbing, technologies used in protective seating systems for aircraft pilots and crews. The systems are used principally in military aircraft but also have commercial applications and customers.

        - Sensors - The Company has developed and patented a variety of sensors including one used to detect rollover incidents for land vehicles and another used to detect crash incidents in aircraft. The sensors trigger the deployment of safety devices, including inflatable restraints and airbags. The sensors have application in both commercial and military markets.

        - Armor - In connection with its military seating systems, Simula developed extensive technology and an array of armor products. Armor in numerous designs is used in military aircraft and land vehicles. Products are also sold and licensed in the civilian market, including for vehicles and "body armor" for law enforcement and similar personnel.

        - Polymer Products - Simula sells and licenses a family of proprietary polymer materials. The materials are transparent, high impact, and have high optical properties. The materials are suited for a variety of applications in both military and commercial markets, including ophthalmic lenses, protective eyewear, and armor systems.

        - Protective Equipment and Parachutes - The Company has patented designs for state-of-the-art parachutes with numerous competitive advantages. Parachutes are marketed for pilots in military branches around the world. Simula also has military customers for a related set of crew and pilot protective equipment including inflatable life vests utilizing the Company's inflatable restraint technology.

COMMERCIAL TRANSPORTATION PRODUCTS SEGMENT

        In 1999, the Commercial Transportation Segment included five operating units in automotive safety, airline seating and airline soft goods, and polymer materials businesses.

        AUTOMOBILE SAFETY SYSTEMS

        Overview

        The Company designs and manufactures advanced occupant restraint systems for automobiles and trucks. In 1994, the Company made a strategic decision to enter the inflatable restraint market for automobiles utilizing its proprietary technology, the Inflatable Tubular Structure ("ITS(R)"). The Company completed its development of this technology and substantially completed the start-up of its manufacturing facilities in 1996. The ITS(R) began in product delivery production in April 1997. The Company's automotive safety product line has been one of its most profitable businesses. In 1999, this business benefited significantly from increased production volumes, manufacturing efficiencies, cost downs and quality standards and certifications.

        Over the past several years, the demand for vehicle safety systems has increased dramatically due to consumer demand for increased safety and changes in government regulations mandating more effective safety components in vehicles. After frontal collisions, side-impact collisions are the second leading cause of injuries in vehicle crashes and account for approximately 25 percent of all injuries and 34 percent of all fatalities. A significant portion of side-impact injuries are to the head and neck. Rollover crashes are the third leading cause of injuries, and the second leading cause of fatalities in crashes. The ITS(R) was the first product designed specifically to protect vehicle occupants' heads and necks in side-impact collisions, and provides significant protection for vehicle occupants in the event of secondary collisions or rollovers.

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

        The worldwide market for frontal and side-impact airbags in all vehicle positions (front and rear) is growing rapidly. In anticipation of such increased demand, the Company has developed several strategic partnerships with first-tier automotive suppliers resulting in 19 platform awards from 5 OEM's.

        Current Products and Technologies

        Inflatable Tubular Structure - The ITS(R) provides protection beyond that provided by conventional airbags currently utilized in automobiles. Unlike a conventional airbag, which must be backed by a structure such as a steering wheel, dashboard, or door, the ITS(R) is attached to and supported by the structure of the vehicle frame and door pillars. During a side-impact crash, a tube located above the door inflates and becomes shorter in length, which causes it to drop out of its molding and form a tight diagonal structure across the side window. It deploys as a tubular or curtain-like structure. As a result the ITS(R) provides protection despite the window being open or breaking upon impact. A conventional airbag would not have adequate support in these situations. Therefore, the ITS(R) is able to substantially reduce head rotation to the side and prevent contact with vehicle components. Additionally, the diagonal arrangement of the activated ITS(R) offers protection for occupants of different sizes and seating positions, and in different types of side-impact collisions, as well as in rollover, secondary impact, and ejection situations. The ITS(R) is not an "aggressive" airbag and thus does not pose some of the threats to smaller, or out of position vehicle occupants, as do conventional frontal airbags. It also has an extended inflation time, enabling the unit to offer protection in the event of secondary impacts or rollovers.

        The Company is currently manufacturing the ITS(R) for sale to BMW, a major European automobile manufacturer and recognized safety leader in the automotive industry. The Company has achieved adoptions for the ITS(R) for nineteen platforms for various automakers, that will be delivered for series production during upcoming model years through 2003. The Company is consistently engaged in ongoing sales and marketing efforts for ITS(R) adoption by automakers in their routine planning and production cycles.

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

        The Company has been involved in a dispute regarding its 1995 distributor agreement with Autoliv, Inc. The Company has alleged that Autoliv violated fair competition laws and misappropriated some of its proprietary technology. The Company is also disputing Autoliv's position regarding second sourcing and the supply and manufacturing rights of the Company. See, "Litigation." See also, "Forward Looking Information" and "Trends and Uncertainties in the Business."

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

        Rollover Sensors, Inflators, and Integrated Systems - The Company is completing development and testing of an innovative rollover sensor and airbag inflator device, both of which are subject to patents. Both of these technologies have been introduced to automakers and have the potential to become a major component of the Company's automobile safety product offerings. Additional products such as these that are complementary to currently manufactured inflatable restraint systems, may position the Company for more direct access as a supplier to automakers, and could increase market share for the Company as an integrated systems supplier.

        COMMERCIAL AIRCRAFT SYSTEMS

        Seating

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

        Through Airline Interiors, the Company entered the commercial airliner new seating business in 1996. In 1997, 1998, and 1999 the Company made a substantial investment in ramping up this business. The Company's efforts resulted in Airline Interiors becoming the first successful entrant into the airline seating market in 25 years, achieving an estimated 6% worldwide market share by December 31, 1999. However, the Company never achieved profitable operations in this business and completed the sale of this operating unit to a major competitor in January 2000 under an agreement dated December 24, 1999.

        Airline Soft Goods

        The Company retains its operation which repairs, refurbishes, and retrofits existing commercial aircraft seats. Services include the supply of seat components, including upholstery, cushioning, and fire blocking.

        ADVANCED POLYMER MATERIALS

        Simula has developed and tested a number of advanced polymers and polyurethanes possessing a wide variety of potential product applications, and has introduced these materials to a variety of customers in numerous markets. These patented and proprietary transparent plastic materials are high-strength, impact resistant, lightweight, dye compatible, and withstand extreme temperatures and chemical abrasion. Potential uses for such materials include transparent armor, laser protective devices, aircraft canopies, high performance windows for aircraft and automobiles, industrial and protective lenses and visors, and sun, sport, and ophthalmic lenses. The Company has obtained numerous research and product development contracts for these materials and is negotiating supply contracts with commercial customers in various markets. In 1999, the Company's newest operating unit actively pursued commercialization of the polymer technology and product manufacturing. In 1999 this unit successfully aligned with two strategic partners who licensed the material for their markets. The Company intends to leverage this license portfolio to move up the distribution channel and manufacture products for other applications.


GOVERNMENT AND DEFENSE SEGMENT

        In 1999, the Government and Defense Segment included four operating units in seating systems, airbag, parachute, sensor, and protective devices businesses.

        Overview

        The Company manufactures a number of safety systems for military and other government customers. Simula is the world's leading supplier of energy-absorbing seating systems for military helicopters, and a manufacturer of advanced armor systems, inflatable restraints for aircraft, state of the art vacuum-packed parachutes, and related safety systems and products.

        Despite dynamic market and governmental policy changes in recent years, the market for government and defense contracts remains healthy but very competitive. There are two significant trends in the business. First, although there have been recent indications of increased military and defense funding, military procurement budgets have been shrinking in recent years. This has generally been the trend regardless of the number of trouble spots in the world or regardless of the political party in power. Accordingly, businesses have been competing for fewer defense dollars. The second significant trend is the consolidation in the defense industry. As a result of mergers and acquisitions in the last several years, there remain only six U.S. Government mega-contractors. This consolidation also has caused a consolidation and shake-up at the subcontractor and component supplier levels. Defense contractors are bringing increasingly significant pressure on margins and profitability of subcontractors while reducing the number of suppliers.

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

        The Company's armor business, including new "body armor" products for personnel, has grown significantly and the Company anticipates it will devote continuing and additional efforts to increase its market share in both defense and civilian markets.

        Aircraft Inflatable Restraint Systems - The Company has completed development of various inflatable restraint systems for military and commercial aircraft. These systems include the Cockpit Airbag System ("CABS") for the protection of the flight crew in military aircraft. The Company developed CABS under a contract with the United States Army. CABS incorporates airbags in a configuration surrounding the aviator that inflate following sensor detection of crash impact from a variety of directions. CABS then deflates following deployment and thereby protects against mishaps caused by accidental deployment during the normal operations of the aircraft. Development and qualification was completed in 1998. The Company has been awarded contracts and will commence production of CABS in 2000.

        Parachutes - Under contract with the United States Navy, the Company has applied its technologies and overall knowledge of materials and structures to develop a parachute that solves numerous functional problems attendant to traditional military parachutes. The Company's parachute, unlike many parachutes traditionally used by the military is small, lightweight, unisex, capable of being worn during flight, and vacuum-packed so that it maintains a long-term shelf life without repacking. The Company is the sole source on this Navy contract.

        Information About Government Contracting

        As a contractor and subcontractor to the United States government, the Company is subject to various laws and regulations that are more restrictive than those applicable to non-government contractors, and many of the Company's products are governed by rules favoring the government's contractual position. As a consequence, such contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction, or modification in the event of changes in government requirements, reductions of federal spending, or other factors. The Company's government-related revenue has resulted almost exclusively from firm, fixed-price contracts. Fixed-price contracts involve certain inherent risks to the Company, including under estimating costs, problems with new technologies, and economic and other changes that may occur over the contract period. The accuracy and appropriateness of certain costs and expenses used to substantiate direct and indirect costs of the Company for the United States government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency ("DCAA") arm of the United States Department of Defense. The DCAA has the right to challenge the Company's cost estimates or allocations with respect to such contract.


TECHNOLOGY DEVELOPMENT

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

        The Company retains proprietary rights in the products and services it develops, including those initially financed under government contracts. As an integral component of its strategy, the Company seeks to transfer all of its technology to product applications. The Company's costs for research and development in 1999, 1998, and 1997 were approximately $12.0 million, $13.5 million, and $11.8 million, respectively. These amounts include government-funded, other customer-funded, and Company-funded research and development contracts.

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

        The Company holds 23 patents. In addition, the Company has 16 patent applications pending for various technologies. United States patents protect inventions for a period of 20 years after the application is first filed. The Company does not presently own or maintain any trademarks that are material to its business.

PRODUCTION AND MANUFACTURING

        The Company's production and manufacturing consists principally of the machining, bending and welding of metals, molding of composite materials, processing, sewing, upholstery, component fabrication, and final assembly. After assembly, products are functionally tested on a sample basis as required by applicable contracts. The Company's manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the United States government, periodically send representatives to the Company's facilities to monitor quality assurance. A total of four of the Company's operating units are ISO certified.

        The Company conducts manufacturing operations principally in metro-Phoenix, Arizona. The Company also has manufacturing operations in Atlanta, Georgia and Asheville, North Carolina. Simula Automotive Safety Devices, Inc. operates two new state of the art manufacturing facilities including a high volume, just in time provider, in the United Kingdom to support customers located in Europe. See, "Item 2. Properties."

DISTRIBUTION, MARKETING AND SALES

        Most of the Company's products are distributed as a component supplier to OEMs or subcontractor to prime contractors. The Company does not directly serve mass consumer markets and supplies directly from manufacturing facilities, which does not involve significant inventory, warehousing, or shipping methodologies.

        Depending upon the product, the Company typically employs one of four methods for marketing: (i) direct sales, (ii) technical teams, typically comprised of a combination of sales personnel and engineers, which it utilizes in the marketing of automotive safety devices, (iii) strategic alliances with first tier component suppliers, which it utilizes in the marketing to OEMs, and
(iv) responses to formal request for proposals in bidding for government contracts.

        Approximately 55% of the Company's total revenue in 1999 resulted from products sold internationally. The Company anticipates that its international sales will continue to grow. The initial customer of the ITS(R) has been Autoliv, a European first tier automobile supplier that is supplying to BMW. The Company believes that there are opportunities for additional sales of the ITS(R) in Europe and Asia. Military procurement has traditionally had a large international base. Countries in which the Company is actively marketing include Germany, Canada, Italy, the United Kingdom, Ireland, Japan, India, Korea, Australia, and Canada. Sales of the Company's products to all branches of the United States armed forces represented approximately 10%, 12%, and 13% of the Company's revenue in 1999, 1998, and 1997, respectively. Sales to Continental Airlines accounted for approximately 12% of the Company's revenue in 1997.

        The Company's historical and acquired businesses have relied to a great extent on relatively few major customers, although the mix of major customers has varied from year to year depending on the status of then existing contracts. The Company believes that historical customers, such as the United States Army and other branches of the United States armed forces and their prime contractors, to which the Company has supplied products for over 20 years, will continue to represent major customers although the percentage of the Company's revenue attributable to them can be expected to decrease as a result of the Company's expanding commercial operations. The loss of or reduction in sales to a major customer may have a more adverse effect on the Company's operations or financial condition than if the Company's revenue was less concentrated by that customer.

COMPETITION

        The worldwide automobile airbag market is currently dominated by five large suppliers, all of which are producing airbag systems in commercial quantities. The market served by the Company's inflatable restraint systems is intensely competitive. The Company has entered into strategic alliances with a number of the largest suppliers of conventional automotive airbags, including TRW, Delphi Automotive Systems, and others, to market and produce the Company's products.

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

BACKLOG

        The Company's backlog at December 31, 1999 and 1998 was approximately $74 million and $121 million, respectively. The backlog at December 31, 1999 and 1998 consisted of approximately $56 million and $62 million, respectively, under defense contracts and approximately $18 million and $59 million, respectively, with commercial customers.

        The backlog includes contracts for major current products as well as for supplies and replacement components. In the case of government contracts, backlog consists of aggregate contract values for firm product orders, exclusive of the portion previously included in operating revenue utilizing the percentage completion accounting method. All orders included in the backlog are believed to be firm and are expected to be filled over the next 5 years. In the case of automotive safety devices the backlog only includes anticipated production for the next 6 months.

EMPLOYEES

        The Company had approximately 1,300 full-time employees at its locations in Arizona, California, Illinois, New York, North Carolina, Georgia, and Ashington, England through most of 1999, that was reduced to approximately 700 employees after the 1999-2000 business restructuring. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not unionized.

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



ITEM 2. PROPERTIES

        The Company's corporate headquarters are located in Phoenix, Arizona. The Company conducts operations in three U.S. states and in the United Kingdom. Manufacturing facilities are located in Tempe, Arizona; Atlanta, Georgia; Asheville, North Carolina; and Ashington, England. In addition, the Company maintains extensive research and development labs and testing facilities in Phoenix. The Company leases most of its facilities.



ITEM 3. LEGAL PROCEEDINGS

        In February 1998, the Company filed a complaint in United States District Court for the District of Arizona against Autoliv, Inc., seeking injunctive relief from alleged anti-competitive acts and practices by Autoliv. The complaint alleges numerous unlawful actions taken by Autoliv in connection with a license from the Company to market and distribute the Company's ITS(R). The legal action asserts that Autoliv has suppressed technology and is unlawfully interfering with the Company's rights to market the ITS(R) and related products to other first tier automotive safety equipment suppliers and to automobile manufacturers. In 1998, the District Court stayed the proceedings and ruled that the dispute between the parties was a contractual one and was subject to arbitration pursuant to a contract provision. On November 3, 1998, the Company filed a separate complaint against Autoliv in the United States District Court for the District of Delaware seeking injunctive relief and damages for patent infringement. The Company's complaint alleges that Autoliv developed, offered, and sold a side impact head protection device in the United States that infringes the patent that Simula owns for the ITS(R). The Company became aware of the potential infringement in early October 1998 as Autoliv introduced this device into production automobiles being offered for the first time in the United States. In late 1999, the Delaware court similarly stayed the proceedings pending arbitration. In 1999, the Company commenced an international arbitration proceeding under the rules of the International Chamber of Commerce. The arbitration includes the same legal claims as made in the U.S. litigation. The forum is in Zurich, Switzerland. This arbitration is pending.

        In addition, the Company is involved in other litigation in the ordinary course of business from time to time. The Company presently is not a party to any threatened or pending litigation, the negative outcome of which would be material to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of fiscal 1999 to a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SMU." The following table sets forth the high and low closing prices of the Company's Common Stock for each calendar quarter of the year indicated.

                                                                                     High           Low
                                                                                     ----           ---
           1998:
           First Quarter........................................................    $17.13        $13.50
           Second Quarter.......................................................     18.19         13.50
           Third Quarter........................................................     17.00          8.25
           Fourth Quarter.......................................................      8.75          5.25

           1999:
           First Quarter........................................................    $ 8.75        $ 4.94
           Second Quarter.......................................................      7.81          4.44
           Third Quarter........................................................      7.44          4.81
           Fourth Quarter.......................................................      7.38          4.50

           2000:
           First Quarter........................................................    $ 6.69        $ 3.50

     The number of holders of the Common Stock of the Company, including beneficial holders of shares held in street name, as of the close of business on March 29, 2000, is estimated to be greater than 2,000. On March 28, 2000, the closing price of the Common Stock was $4.19 Per share.



ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

     The Selected Consolidated Financial Data presented below has been derived from historical audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 1999. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto.

                                                                                 YEAR ENDED DECEMBER 31,
                                                               1999          1998          1997          1996          1995
                                                               ----          ----          ----          ----          ----
                                                                       (Dollars in thousands, except per share data)
Income statement data:
    Revenue                                                  $ 131,392     $ 100,645     $  67,362     $  42,125     $  35,153
    Cost of revenue                                            102,984        85,724        51,781        36,769        20,029
                                                             ---------     ---------     ---------     ---------     ---------
    Gross margin                                                28,408        14,921        15,581         5,356        15,124
    Administrative expenses                                     26,729        20,421        18,698        15,861        11,847
    Restructuring charge                                        18,327
                                                             ---------     ---------     ---------     ---------     ---------
    Operating (loss) income                                    (16,648)       (5,500)       (3,117)      (10,505)        3,277
    Interest expense                                            (7,246)       (5,099)       (4,173)       (1,700)         (983)
    Other                                                                                    1,298
                                                             ---------     ---------     ---------     ---------     ---------
    (Loss) income before taxes                                 (23,894)      (10,599)       (5,992)      (12,205)        2,294
    Income tax benefit (expense)                                 8,444         3,786         2,390         5,010          (158)
                                                             ---------     ---------     ---------     ---------     ---------
    (Loss) earnings before discontinued operations,
       cumulative effect of change in accounting
       principle and extraordinary loss (1) (2)                (15,450)       (6,813)       (3,602)       (7,195)        2,136
    (Loss) earnings from discontinued
       operations (1)                                                         (2,320)           62           277           521
    Loss on disposal (1)                                        (7,238)      (18,576)
    Cumulative effect of change in
       accounting principle (2)                                                                           (3,132)
    Extraordinary loss on early retirement
       of debt                                                    (151)
                                                             ---------     ---------     ---------     ---------     ---------
    Net (loss) earnings                                      $ (22,839)    $ (27,709)    $  (3,540)    $ (10,050)    $   2,657
    Dividends on preferred stock                                   280
                                                             ---------     ---------     ---------     ---------     ---------
    Net (loss) earnings available for common
       shareholders                                          $ (23,119)    $ (27,709)    $  (3,540)    $ (10,050)    $   2,657
                                                             =========     =========     =========     =========     =========

PER SHARE AMOUNTS (3):
    Earnings per common share - basic:
    (Loss) earnings before discontinued operations,
       accounting change and extraordinary item              $   (1.54)    $   (0.69)    $   (0.39)    $   (0.79)    $    0.26
    (Loss) earnings from discontinued operations                    --         (0.23)         0.01          0.03          0.07
    Loss on disposal                                             (0.71)        (1.88)           --            --            --
    Cumulative effect of accounting change                          --            --            --         (0.36)
    Extraordinary loss on early retirement of debt               (0.01)           --            --            --            --
                                                             =========     =========     =========     =========     =========
    Net (loss) earnings                                      $   (2.26)    $   (2.80)    $   (0.38)    $   (1.12)    $    0.33
                                                             =========     =========     =========     =========     =========

Earnings per common share - assuming dilution:
    (Loss) earnings before discontinued operations,
       accounting change and extraordinary item              $   (1.54)    $   (0.69)    $   (0.39)    $   (0.79)    $    0.25
    (Loss) earnings from discontinued operations                    --         (0.23)         0.01          0.03          0.06
    Loss on disposal                                             (0.71)        (1.88)           --            --            --
    Cumulative effect of accounting change                          --            --            --         (0.36)           --
    Extraordinary loss on early retirement of debt               (0.01)           --            --            --            --
                                                             =========     =========     =========     =========     =========
    Net (loss) earnings                                      $   (2.26)    $   (2.80)    $   (0.38)    $   (1.12)    $    0.31
                                                             =========     =========     =========     =========     =========

PRO FORMA AMOUNTS (2) (3):
    Net earnings                                                                                                     $     194
                                                                                                                     =========
    Earnings per share - basic                                                                                       $    0.02
                                                                                                                     =========
    Earnings per share - assuming dilution                                                                           $    0.02
                                                                                                                     =========
OTHER DATA:
Research and development
    Funded by the Company                                    $   4,350     $   3,383     $   4,394     $   1,916     $   1,419
    Costs incurred on funded contracts                       $   7,642     $  10,066     $   7,383     $   8,588     $   4,722

                                                                 AS OF DECEMBER 31,
                                                1999        1998        1997        1996        1995
                                                ----        ----        ----        ----        ----
                                                               (DOLLARS IN THOUSANDS)
Balance sheet data:
Assets:
    Current assets                            $ 52,907    $ 62,424    $ 73,409    $ 44,280    $ 29,211
    Property and equipment - net                13,947      21,495      18,666      17,462      10,476
    Deferred income taxes                       33,438      20,550       4,477       1,782         812
    Deferred costs                               4,898       2,628       3,137         929       6,206
    Intangibles - net                            1,788       3,452       3,701       3,832       3,758
    Other                                          362         430         498         731       1,800
    Net assets of discontinued operations                               13,471      13,926      13,166
                                              --------    --------    --------    --------    --------
Total assets                                  $107,340    $110,979    $117,359    $ 82,942    $ 65,429
                                              ========    ========    ========    ========    ========

Liabilities:
    Current liabilities                       $ 47,895    $ 45,176    $ 24,754    $ 21,075    $  8,142
    Long-term debt                              53,820      47,233      46,963      24,680      11,200
                                              --------    --------    --------    --------    --------
Total liabilities                              101,715      92,409      71,717      45,755      19,342
Redeemable convertible preferred stock           2,250
                                              --------
Shareholders' equity (4)                         3,375      18,570      45,642      37,187      46,087
                                              --------    --------    --------    --------    --------
Total liabilities and shareholders' equity    $107,340    $110,979    $117,359    $ 82,942    $ 65,429
                                              ========    ========    ========    ========    ========

(1) In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit operations. Accordingly, the operating results of these operations including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations. In August 1999, the Company completed the sale of the rail and mass transit operations resulting in an additional loss upon disposal.

(2) During 1996, the Company adopted a new method of accounting for pre-contract costs. These costs were previously deferred and recovered over the revenue streams from the Company's customers. Effective January 1, 1996, these costs have been expensed. Pro forma amounts for 1995 assume the new accounting method is applied retroactively.

(3) In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. Earnings per share amounts for the years ended December 31, 1999, 1998 and 1997 are calculated using only weighted average outstanding shares of 10,230,720, 9,880,283 and 9,288,416, respectively. Options to purchase common stock and shares to be issued upon conversion of the Preferred Stock, 8% Notes and 10% Notes totaling 6,119,039 for the year ended December 31, 1999 were not used for computing diluted earnings per share because the result would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the 8% Notes and 10% Notes totaling 4,546,065 and 3,896,966 for the years ended December 31, 1998 and 1997, respectively were not used for computing diluted earnings per share because the result would be anti-dilutive. Basic earnings per share for the year ended December 31, 1995 is calculated using weighted average shares outstanding of 8,175,300 and earnings per share assuming dilution is calculated including 401,517 additional shares for stock options and warrants.

(4) The Company has not paid any cash dividends on common stock since its April 1992 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three years ended December 31, 1999 compared to the same periods of the prior years. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, this discussion contains forward looking statements (including statements in the future tense and statements using the terms "believe," "anticipate," "except," "intend," or similar terms) which are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those discussed herein. See Forward Looking Information and Risks of the Business.

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

     Since its founding in 1975, the Company's historic core business has been as a government and defense contractor. Additionally, commencing with acquisitions and commercial product developments since 1993, the Company became supplier of seating systems for rail and other mass transit vehicles and a new entrant in the manufacture of new commercial airliner seating. Utilizing its proprietary safety technology, the Company has introduced crashworthy systems for a variety of vehicles and aircraft and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure ("ITS").

     In 1993 and 1994, the Company pursued an acquisition strategy designed to enable the Company to exploit its energy absorption technology within the commercial airline seating business. In 1993, it acquired an airline passenger seat reupholstery and refurbishing business, which provided certain FAA certifications and seat assembly capacity. In 1994, it acquired two competing companies in the rail and mass transit seating business, which provided large scale manufacturing capacity synergistic with the airline seating business. In 1996, the Company the commercial airline seating market. In 1998, the Company decided to discontinue its rail and mass transit businesses when its commercial airline seating business no longer needed the manufacturing capacity supplied by these operations, and it sold these businesses in 1999. In late 1999 the Company decided to sell its commercial airline seating business in 1999 to concentrate on more profitable businesses.

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

RESULTS OF CONTINUING OPERATIONS                         YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                1999             1998             1997
                                              ---------        ---------        ---------
(Dollars in Thousands)
REVENUE:
     Commercial Transportation Products       $  83,603        $  64,749        $  36,997
     Government and Defense                      47,588           35,877           30,348
     Other                                          201               19               17
                                              ---------        ---------        ---------
        Total                                 $ 131,392        $ 100,645        $  67,362
                                              =========        =========        =========

GROSS MARGIN:
     Commercial Transportation Products       $  14,775        $   4,141        $   4,781
     Government and Defense                      13,432           10,760           10,792
     Other                                          201               20                8
                                              ---------        ---------        ---------
        Total                                 $  28,408        $  14,921        $  15,581
                                              =========        =========        =========

ADMINISTRATIVE EXPENSES:
     Commercial Transportation Products       $  14,744        $   9,842        $   7,207
     Government and Defense                      10,360            9,225           10,096
     Other                                        1,625            1,354            1,395
                                              ---------        ---------        ---------
        Total                                 $  26,729        $  20,421        $  18,698
                                              =========        =========        =========

OPERATING (LOSS)/INCOME:
     Commercial Transportation Products       $ (18,296)       $  (5,701)       $  (2,427)
     Government and Defense                       3,072            1,536              696
     Other                                       (1,424)          (1,335)          (1,386)
                                              ---------        ---------        ---------
        Total                                 $ (16,648)       $  (5,500)       $  (3,117)
                                              =========        =========        =========

LIQUIDITY AND CAPITAL RESOURCES

     The Company defines liquidity as the ability to access cash to meet operating and capital needs. The Company's primary source of cash in the 1999 period was from financing activities.

     The Company's ability to fund working capital requirements and debt service during the next year will be dependent upon improved cash flow from the remaining operating units. Following the 1999 restructuring, the remaining operations have a recent history of profitability and positive cash flow. The Company has significantly reduced it's working capital needs and believes that existing availability under its RLC is adequate to fund its operations. The Company is continuing to work with it's investment banker to address the September 1999 maturity of the $5.0 million Term Note. The alternatives currently being considered include repayment of the note through a combination of cash flow and availability under the RLC, refinance the note through an expansion of a banking facility or a new note, work with the note holder to extend the note beyond the current due date until one of the above is accomplished or strategic asset sales or technology licensing.

     Company believes it has sufficient manufacturing capacity, at December 31, 1999, to meet its anticipated future delivery requirements.

     The Company may, however, seek to obtain additional capital should demand for it's products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's products and technologies.

         During the fourth quarter of 1999, the Company undertook a restructuring plan which included the refinancing of its then outstanding bank debt and certain term notes payable which were maturing. On December 30, 1999 the company executed a Financing Agreement (the "Financing Agreement") with an asset based lender which provided a $17.0 million Revolving Line of Credit (the "RLC") and a $5.0 million term note. The proceeds from this financing, together with the proceeds from the Senior Secured Notes discussed below, were used to retire the then existing Senior Credit Agreement and two term notes payable to a bank and to retire $4.3 million of the Company's Senior Subordinated Convertible Notes. The Company's availability under the RLC is dependent upon the relative balances of accounts receivable and inventories and each of their relative advance percentages. The RLC accrues interest payable monthly at the Chase Manhattan prime rate or LIBOR plus 2.4% based upon the rate selected by the Company. The RLC matures on December 30, 2003 and renews automatically unless terminated by either party with 60 days notice prior to each anniversary date of the agreement. If the Financing Agreement is terminated at any other time, an early termination fee based upon the outstanding principal under the revolving line of credit of 1 1/2% during the first year and 3/4% after the first anniversary and before the second anniversary shall be assessed. At December 31, 1999, the Company had available and outstanding borrowings of $17.0 million and $12.8 million, respectively.

     The Financing Agreement contains covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. The Financing Agreement is secured by the assets of the Company. The $5.0 million term note was retired on February 2, 2000 with proceeds received from the sale of the Company's airline new seat manufacturing operation. At December 31, 1999 the Company was in compliance with all covenants relating to the Financing Agreement.

     On December 30, 1999, the Company executed an agreement with an accredited investor for two Senior Secured Notes in the amounts of $5,000,000 (the "Term Note A") and $15,000,000 (the "Term Note B") (together the "Term Notes") and a warrant to purchase 850,000 shares of common stock at $5.00 per share. The warrant is immediately exercisable and expires in 7 years. The Term Note A matures on September 30, 2000, accrues interest payable monthly at 15% and provides for an additional monthly bridge fee of $25,000. The Term Note A may be redeemed with a 30 day notice at any time without penalty. The Term Note B matures on June 30, 2003 and provides for cash interest to be paid monthly at 12.25% and interest which is to be capitalized into the note principal balance at 3% per month. The Term Note B may be redeemed with a 30 day notice at certain specified redemption prices plus accrued interest payable to the redemption date.

     The Term Notes contain covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. The Term Notes are secured by the assets of the Company. At December 31, 1999 the Company was in compliance with all covenants relating to the Term Notes.

     In October and December 1999 the Company entered into two separate $1 million Promissory Notes with it's Chairman of the Board of Directors. The notes bear interest at 12%, and each note provides for a placement fee of $20,000 to be paid upon maturity or any accelerated repayment of the note. One note was paid with the proceeds from the Term Notes and the remaining note matures on December 31, 2003. Voluntary prepayment of the note is prohibited, however, the note is subject to mandatory prepayment at the option of the holder if all of the following conditions have been satisfied: (1) The $5,000,000 Senior Secured Note to the asset based lender has been paid in full; (2) The $5,000,000 Senior Secured Note to the outside accredited investor has been paid in full; (3) after giving effect to the mandatory prepayment to be made hereunder, the availability under the Company's revolving line of credit is not less the $2,000,000.

     On March 29, 1999, the Company completed a private placement to an accredited investor of $7.5 million of the Company's Series A Convertible Preferred Stock (the "Series A"). The Series A bears a coupon rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A may be converted into shares of the Company's Common Stock at any time at 101% of the average closing price of any 15 out of the 30 consecutive trading days preceding conversion, up to a specified maximum conversion price (the "Conversion Cap"). The Conversion Cap was initially set at $8.60 per share and was subject to an interim adjustment. On August 1, 1999 the Conversion Cap was adjusted to $8.04. In addition, the Conversion Cap is subject to an annual adjustment to the lesser of the then existing Conversion Cap or 130% of the average of the closing bid price for 20 consecutive trading days immediately proceeding the annual adjustment anniversary date. Conversion of the Series A is limited to 10% of the initial amount per month, accumulating monthly up to a maximum of 30% of the accumulated convertible amount in any month. The Company may require the conversion of the Series A if the market price of the Company's Common Stock exceeds the Conversion Cap by at least 50% for at least 20 consecutive trading days, subject to the same conversion limitations imposed upon the Series A holders. The Series A is subject to mandatory redemption at May 1, 2004. The proceeds from this offering were used to pay down the then existing revolving line of credit. During 1999 $5.25 million of the Series A plus accrued dividends of $.175 million were exchanged for 1,077,074 shares of the Company's common stock. In 1999, dividends totaling $279,536 were paid on the Series A. At December 31, 1999 $2.25 million of the series A remain outstanding.

     The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. With regard to operating units retained by the company, contract receivables, net of contract advances, increased $3.8 million for the year ended December 31, 1999 principally due to the timing of work performed and the billing provisions of the related contracts. In addition, trade receivables in the Commercial Transportation Products segment decreased $1.1 million for the year ended December 31, 1999 due to the timely collection of amounts due.

     Operating activities required the use of $9.0 million of cash during the year ended December 31, 1999, compared to the use of $19.2 million of cash during the same period in 1998. Cash used for operating activities in 1999 was primarily used to fund operating losses and working capital needs of businesses disposed of during the year. With regard to operating units retained by the company, cash was utilized to fund contract and trade receivables noted above, total inventories remained constant and accounts payable and accrued liabilities increased by $11.0 million

     Investing activities required the use of $3.7 million of cash during the year ended December 31, 1999. Approximately $2.8 million was used for capital improvements and the amounts were equally split between the two operating segments. In the second quarter of 1999, the Company sold real property in a sale and leaseback transaction. The sale generated net cash proceeds of $2.4 million that was used to pay down the revolving line of credit at that time.

     Financing activities provided $17.0 million of cash during the year ended December 31, 1999 with $7.5 million coming from placement of the Series A Preferred Stock offset partially by $0.1 million in dividends paid thereon, $0.5 million for issuance of common shares, and the balance, $9.1 million coming from net borrowing after reduction of the revolving line of credit by $4.1 million.

1999 Compared to 1998

     Revenue for the year ended December 31, 1999 increased 31% to $131.4 million from $100.6 million for the comparable period in 1998. Commercial Transportation Products revenue increased 29% or $18.8 million principally as a result of increased deliveries of ITS, new commercial airliner seats and growth in the airliner seat refurbishing business. Government and Defense revenue increased 33% or $11.7 million due to a general increase in ongoing government contracts.

     For the year ended December 31, 1999, gross margin increased 90% to $28.4 million from $14.9 million for the comparable period in 1998. As a percent of sales, gross margins increased to 22% from 15%. Gross margins for Commercial Transportation Products increased 257% or $10.6 million and the gross margin percentage increased to 18% in 1999 from 6% in 1998. Profitability of the new airliner seating business was seriously impacted in the last six months of 1999 by the Company's efforts to sell the assets of the business. Despite the disruption, gross margin associated with the production of new airliner seating improved from a negative margin of ($9.9) million in 1998 to a negative margin of ($2.9) million in 1999. This change resulted from improved manufacturing efficiency, fewer pre-contract and start-up costs and fewer new seat design certifications as the business concentrated on producing to its existing backlog and repeat orders. Gross margins associated with the Company's airliner seat refurbishing business improved primarily due to a more experienced work force and efficiencies from higher volumes. The increased gross margin as a percentage of sales associated with airline seating products was partially offset by a 2% decline in the gross margin as a percentage of sales associated with the Company's automotive products. Although gross margin as a percentage of sales declined in automotive products as the result of customer sales volume discounts gross margin dollars increased $1.4 million in 1999 due to the realization of increased customer sales. Gross margin percentages for Government and Defense decreased to 28% in 1999 from 30% for the comparable 1998 period. The decrease in gross margin percentages at Government and Defense was primarily due to less external funding on research and development contracts.

         Administrative expenses for the year ended December 31, 1999 increased 34% to $27.3 million from $20.4 million for the comparable period in 1998. As a percent of sales, administrative expenses increased to 21% from 20% for the comparable 1998 period. Commercial Transportation Products administrative expenses increased $4.9 million or 50% and as a percentage of sales increased to 18% from 15% primarily due to sales growth in these businesses. Government and Defense administrative expenses increased $1.1 million or 12% and is related to the 29% increase in internally funded research and development expenses to $4.4 million from $3.4 million in the comparable 1998 period. Government and Defense administrative expenses as a percentage of sales decreased to 22% from 26% and is attributable to increased sales. Corporate operating expenses increased $880,000 or 65% as compared to the comparable period in 1998. This increase is primarily related to approximately $600,000 in non-cash compensation recognized in relation to certain stock option exercises and an increase in legal expenses principally related to the Company's claim of patent infringement on its ITS(R).

     In December 1999, management of the Company, with the approval of the board of directors, committed itself to a plan of restructuring and recorded a charge to income of $18.3 million. The plan of restructuring included a refinancing of its outstanding bank line of credit and certain term notes and the divestiture of the Company's new airline seat manufacturing operation. The Company completed the sale of substantially all the assets of the airline seat manufacturing operation in January 2000 and closed the operating facility at that time terminating approximately 300 management and production employees. Total proceeds from the sale was approximately $21.9 million and included the assumption of liabilities of approximately $11.6 million and resulted in a loss on sale of $10.3 million. The remaining restructuring charge is comprised of severance costs of $1.6 million, $2.5 million related to the abandonment of leased operating facilities and equipment, $2.3 million related to the write down to net realizable value for inventory and fixed assets and $1.6 million in recognition of additional liabilities related primarily to outstanding purchase order commitments which were non-cancelable. The Company expects cash flow savings as a result of not having to fund continued operating losses to offset the cash required in implementing the restructuring plan within the first year. The airline seat manufacturing operation had sales of $41.9 million, $32.0 million and $ 27.7 million and operating losses of $25.4 million, $14.5 million and $3.3 million during the years ended 1999, 1998 and 1997, respectively.

     Interest expense for the year ended December 31, 1999 increased 42% to $7.2 million from $5.1 million for the comparable period in 1998. This increase was due to increased borrowings on the Company's bank credit facilities and monthly penalty charges assessed by the Company's previous lender. These increased borrowings were made to fund increased working capital needs and acquire fixed assets necessary to support the growth in revenues.

     The effective income tax rate for the year ended December 31, 1999 and 1998 approximated 35%.


1998 Compared to 1997

     Revenue for the year ended December 31, 1998 increased 49% to $100.6 million from $67.4 million for the comparable period in 1997. Commercial Transportation Products revenue increased 75% or $27.8 million principally as a result of increased deliveries of ITS and new commercial airliner seats. Government and Defense revenue increased 18% or $5.5 million due to a general increase in ongoing government contracts.

     For the year ended December 31, 1998, gross margin decreased 4% to $14.9 million from $15.6 million for the comparable period in 1997. As a percent of sales, gross margins decreased to 15% from 23%. Gross margins for Commercial Transportation Products decreased 13% or $0.6 million and the gross margin percentage decreased to 6% from 13% in 1997. The decrease in gross margins resulted primarily from increased pre-contract and start-up costs and production cost inefficiencies from the penetration of additional sales channels in the airliner seating market, a $2.0 million write down of certain inventory used in the refurbishment of airliner seating which is no longer a significant component of operations, and costs incurred related to the move of the airliner seating operations to a new facility which provided for additional capacity. The effect of the above results in the airliner seat business was partially offset by increased gross margins on the ITS as a result of increased volume and a complete year of operations. Gross margin percentages of Government and Defense decreased to 30% from 36%. The decrease in gross margin percentages at Government and Defense was primarily due to higher funding on research and development contracts.

     Administrative expenses for the year ended December 31, 1998 increased 9% to $20.4 million from $18.7 million for the comparable period in 1997. As a percent of sales, administrative expenses decreased to 20% from 28% due to the increase in revenue noted above. Commercial Transportation Products administrative expenses increased $2.6 million or 37% and as a percentage of sales decreased to 15% from 19% primarily due to increased sales volume. Government and Defense administrative expenses decreased $0.9 million or 9% and is related to the 23% decrease to $3.4 million from $4.4 million of internally funded research and development expenses. The decreased research and development expenses were partially attributable to an increase in certain Government and Defense production contracts, which resulted in greater production resources being assigned to contract programs. As a percent of sales, Government and Defense administrative expenses decreased to 26% from 33% attributable to increased sales and lower expense levels as noted above.

     Interest expense for the year ended December 31, 1998 increased 22% to $5.1 million from $4.2 million for the comparable period in 1997. These increases were due to increased borrowings on the Company's bank credit facilities. These borrowings were made to fund operations and acquire fixed assets necessary to support the growth in revenues for 1998 and subsequent years.

     The effective income tax rate for the year ended December 31, 1998 approximated 35% as compared to 40% for the comparable period in 1997. The decrease in the Company's 1998 effective tax rate is attributable to the expiration of certain foreign tax credits and the recognition of a valuation allowance for certain state net operation loss and foreign tax credit carry forwards.

DISCONTINUED OPERATIONS

             In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit seating operations. Accordingly, the operating results of these rail and mass transit operations, including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations.

     The Company executed the sale of its rail and mass transit seating operation on August 31, 1999 under an Asset Purchase and Sale Agreement dated June 30, 1999, as amended and restated August 31, 1999 and subsequently on October 21. 1999, a Note Refinancing Agreement was executed. A former director of the Company wholly owned the acquiring company. Consideration received consisted of $100,000 cash, assumptions of approximately $4,700,000 in liabilities and a promissory note for $9,996,000 which matured on October 15, 1999. On October 21, 1999, the parties entered into the Note Refinancing Agreement which refinanced the note as two separate notes in the amount of $1,996,000 and $8,118,008 and reflects the capitalization of $118,008 of interest related to the original note into principal outstanding. The notes each carry an interest rate of 8 1/2% and mature on October 15, 2004. Interest is required to be paid quarterly beginning April 2000 on the $1,996,000 promissory note and semi-annually beginning April 2001 on the $8,118,008 promissory note. The negotiated interest rate on the notes did not properly reflect the risk and current market conditions. Therefore, the company has computed the net present value of the notes using a discount rate of 23%, which is the Company's determination of the market rate of interest and market value of the notes. Management believes this more properly reflects the risk related to the notes due to their subordinated nature. This resulted in a net present value discount of $6,750,000 assuming principal only payment at the end of the term.

The notes are secured by the underlying assets and a Pledge and Proxy Security Agreement in the stock of the underlying company and stock of Beacon Industries, Inc. which is owned under common control of the acquirer and subordinated to short-term capital financing received subsequent to its disposal. Although a legal transfer of assets occurred at August 31, 1999, the sale could not be recognized as a divestiture for accounting purposes at that time because there was an absence of a significant investment in the business by the buyer. As a result of losses by the rail and mass transit seating operation since the sale date and the uncertainty of the ultimate recovery of the entire principal and interest on a timely basis in accordance with the terms of the contract, a valuation allowance for the remaining balance has been recorded. This uncertainty is based on the operating losses sustained by the business subsequent to disposal, its inability to acquire adequate long-term financing for repayment of the notes under the terms of the contract, or obtain additional equity investment. While the contract between the parties remains fully enforceable, and the Company believes some recovery may occur, the company can not accurately predict the precise timing and amount of the collection of principal and interest, accordingly the carrying value of the notes is zero. Any future payments of principal received will be accounted for under the cost recovery method of accounting as a component of discontinued operations.

     Under the Asset Purchase and Sale Agreement the Company has retained the liability for claims incurred through August 31, 1999 under its self funded health insurance plan and has agreed to indemnify the acquiring company for any customary warranty and litigation claims. An additional charge upon the final disposal of the rail and mass transit discontinued operation of $7,238,109, net of tax benefit of $3,898,000, was recorded in the year ended December 31, 1999.

     Revenues for the rail and mass transit operations were $8,247,294 for the eight months ended August 31, 1999, and $15,781,983 and $23,059,525 for the years ended 1998 and 1997, respectively. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

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

     Historically, research and development efforts have fluctuated based upon available government-funded contracts. The Company anticipates that future fluctuations may also occur and that absent government funded research, the Company will directly fund research and development efforts to expand its inflatable restraint, commercial airliner seating, and other technologies. As noted in Note 16 to the Consolidated Financial Statements, the Company's costs for research and development to advance its technologies were $12.0 million in 1999, of which $4.4 million was internally funded.

SEASONALITY

     The Company does not believe that it is currently significantly impacted by seasonal factors.

FORWARD LOOKING INFORMATION AND FINANCIAL TARGETS

     The Company believes that in 1999 and early 2000 it successfully addressed the manufacturing inefficiencies, operating losses, cash flow and liquidity problems that Simula experienced in recent years. The Company believes that it has significant competitive advantages based on its current and developing technologies and products, and that Simula will continue to benefit from its worldwide recognition as a premier safety technology company. Management believes the Company is positioned for consistent revenue and earnings growth during the next five years.

     Management estimates that revenues should exceed $100 million in 2000, earnings should be in the range of $2.5-3.0 million, and EBITDA should exceed $17.0 million. It is estimated that revenues, earnings, and EBITDA should exceed $130 million, $6.0 million, and $20 million, respectively, in 2002. By 2004, management anticipates that the Company's business will have grown substantially and targets revenues, earnings, and EBITDA in excess of $200 million, $20 million, and $35 million, respectively.

     This forward looking information is subject to, and qualified by, the trends and uncertainties in the Company's business described below and elsewhere in this Report.

RISKS AND UNCERTAINTIES IN THE BUSINESS

     Projected operating results will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows. The Company's liquidity and available working capital will be dependent upon cash flow from operations, availability of funds under its credit agreement, and extensions or refinancings of certain indebtedness or, potentially, proceeds from asset sales or licensing. Other factors pertinent to the Company's ability to meet its current and five year financial projections include its leveraged status and the level and cost of debt; success in efforts to reduce fixed expenses and improve cash flows; ability to maintain margins or grow volumes in its automotive segment; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; competition and competitive pressures on pricing including from first tier supplier partners; customer order patterns and seasonally; the cyclical nature of the automobile industry and other markets addressed by the Company's products; the level and makeup of military expenditures; the costs of legal proceedings; contract mix and shifting production and delivery schedules among the Company's two business segments; amount of resources committed to independent research and development from time to time; proof of concept and production validation of certain of the Company's new technologies and proposed products; technological changes; the level of orders which are received and can be shipped and invoiced in a quarter; manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base, and economic conditions in the United States and worldwide markets.

     As used throughout this report, the words "estimate," "anticipate," "expect," "should," "intend," "project," "target," or other expressions that indicate future events identify forward looking statements which are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and trends may differ materially. Risks include those described herein and in the Company's registration statements and periodic reports filed with the U.S. Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has short-term borrowings supported by a long-term revolving Financing Agreement which subjects the Company to the risk of loss associated with movements in market interest rates.

     At December 31, 1999, the Company had $12.8 million in short-term borrowings outstanding and $68.0 million in long-term debt outstanding after giving effect to the $2.3 million original issue discount. Of the long-term debt outstanding, $60.7 million is fixed-rate debt and, accordingly, does not expose the Company to risk of earnings loss due to changes in market interest rates (see Note 7 to the Company's Consolidated Financial Statements). While the remaining $5 million of long-term debt was at a variable rate, it's retirement in February 2000 eliminated any significant exposure to the Company to interest rate risk. The short-term borrowings of $12.8 million are variable rate obligations.

     If the variable rates were to change by 10% from December 31, 1999, annual interest expense associated with the variable-rate debt would change by approximately $108,000, pretax.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth in this report on Form 10-K commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

         In accordance with Instruction G (3) to Form 10-K, Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a.  Financial Statements. Financial Statements appear beginning at page F-1.

    b. Reports on Form 8-K. The Company reported the disposition of its rail and mass transit seating business, through the sale of its wholly-owned subsidiary, Coach and Car Equipment Corporation, with its report on Form 8-K filed effective October 25, 1999. No financial statements were filed with the report.

    c. Exhibits. The following Exhibits are included pursuant to Item 601 of Regulation S-K.

  NO.                                     DESCRIPTION                                   REFERENCE
  ---                                     -----------                                   ---------
  3.1     Articles of Incorporation of Simula, Inc., as amended and restated.........    (2)

  3.2     Bylaws of Simula, Inc., as amended and restated............................    (1)

 *4.7     Indenture dated April 1, 1997, in connection with the Company's issuance
          of the 8% Senior Subordinated Convertible Notes due May 1, 2004............    (4)


 10.11    1992 Stock Option Plan, as amended effective September 15, 1998............    (8)

 10.12    1992 Restricted Stock Plan.................................................    (1)

 10.21    1994 Stock Option Plan, as amended effective September 15, 1998............    (8)

 10.26    Simula, Inc. Employee Stock Purchase Plan..................................    (2)

 10.29    Form of Change of Control Agreements, as amended, between the Company and
          Donald W. Townsend, Bradley P. Forst, and James A. Saunders................    (6)

 10.30    Form of Employment Agreements between the Company and Donald W. Townsend,
          Bradley P. Forst, and James A. Saunders....................................    (7)

 10.32    Employment Agreement between the Company and James C. Dodd dated March 2,
          1999.......................................................................    (10)

 10.33    Change of Control Agreement between the Company and James C. Dodd dated
          March 2, 1999..............................................................    (10)

 10.37    Simula, Inc. 1999 Incentive Stock Option Plan..............................    (11)

 10.38    Amended and Restated Asset Purchase Agreement for the sale of Coach and
          Car Equipment Corporation, a wholly-owned subsidiary of the Company, dated
          August 31, 1999 and Note Refinancing Agreement dated October 21, 1999......    (12)

 10.39    Promissory Note between the Company and Stanley P. Desjardins dated
          October 15, 1999 and Guarantees by Don and Nelda Townsend, James and Linda
          Saunders and Bradley and Teresa Forst dated November 2, 1999...............    (13)

*10.40    Asset Purchase Agreement for the sale of Airline Interiors, Inc., a wholly-owned subsidiary of the Company, dated December 24, 1999............

*10.41    Financing Agreement with The CIT Group/Business Credit, Inc. dated
          December 30, 1999..........................................................

 10.42    Securities Purchase Agreement with Levine Leichtman Capital Partners II,
          L.P. dated December 31, 1999...............................................    (14)

*10.43    Employment Agreement between the Company and Joseph W. Coltman dated
          February 1, 2000...........................................................

*10.44    Change of Control Agreement between the Company and Joseph W. Coltman dated February 1, 2000.....................................................

*10.45    Promissory Note between the Company and Stanley P. Desjardins dated
          December 31, 1999, effective December 14, 1999.............................

 18.      Preference Letter re: change in accounting principles......................    (3)

*21.      Subsidiaries of the Company................................................

*23.      Independent Auditors' Consent..............................................

+24.      Powers of Attorney - Directors.............................................   (5)(9)

*27.      Financial Data Schedule

----------
*       Filed herewith.

+ Power of Attorney of S. Thomas Emerson filed herewith. All other Powers of Attorney filed as noted.

(1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2) Filed with Definitive Proxy on May 15, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.

(3)     Filed with report on Form 10-Q/A for the quarter ended June 30, 1996.

(4) Filed with Registration Statement on Form S-3/A, No. 333-13499, under the Securities Act of 1933, effective April 21, 1997.

(5)     Filed with report on Form 10-K for the year ended December 31, 1997.

(6) Filed with report on Form 10-Q for the quarter ended March 31, 1998. The Change of Control Agreements for Messrs. Townsend, Forst and Saunders are substantially identical and differ materially only in that Mr. Townsend is entitled to an amount equal to five (5) years base salary and benefits upon a change of control while Messrs. Forst and Saunders are entitled to an amount equal to four (4) years base salary and benefits upon a change of control.

(7) Filed with report on Form 10-Q for the quarter ended March 31, 1998. The Employment Agreements for Messrs. Townsend, Forst and Saunders are substantially identical and differ materially only in the following two respects: (i) the initial term of the agreement with Mr. Townsend is five (5) years while the initial term of the agreement with Messrs. Forst and Saunders is three (3) years; and (ii) the post-termination non-compete period with Mr. Townsend is thirty (30) months while it is eighteen (18) months with Messrs. Forst and Saunders.

(8)     Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(9)     Filed with report on Form 10-K for the year ended December 31, 1998.

(10)    Filed with report on Form 10-Q for the quarter ended March 31, 1999.

(11) Filed as Appendix A with Definitive Proxy on May 14, 1999, for the Company's Annual Meeting of Shareholders held on June 17, 1999.

(12) Filed with report on Form 8-K, under the Securities Act of 1933, effective October 25, 1999.

(13)    Filed with report on Form 10-Q for the quarter ended September 30, 1999.

(14) Filed with Schedule 13D, under the Securities Exchange Act of 1934, on January 10, 2000 effective December 31, 1999 by Levine Leichtman Capital Partners II, L.P.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona, on April 14, 2000.


                                  SIMULA, INC.

                                  By /s/ Donald W. Townsend
                                     ----------------------
                                         Donald W. Townsend, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

            SIGNATURE                              TITLE                            DATE
            ---------                              -----                            ----
/s/   Donald W.  Townsend                 President and Director               April 14, 2000
------------------------------------
      Donald W.  Townsend

/s/   James C. Dodd                       Executive Vice President, Chief      April 14, 2000
------------------------------------          Financial Officer and Treasurer
      James C. Dodd                           (Principal Financial and
                                              Accounting Officer)

/s/   Bradley P.  Forst                   Executive Vice President, General    April 14, 2000
-------------------------------------        Counsel, Secretary and Director
      Bradley P.  Forst


/s/   James A. Saunders                   Executive Vice President, Chief      April 14, 2000
------------------------------------        Operating Officer
      James A. Saunders

             *                            Chairman of the Board of Directors   April 14, 2000
------------------------------------
      Stanley P.  Desjardins

             *                            Director                             April 14, 2000
------------------------------------
      James C.  Withers

             *                            Director                             April 14, 2000
------------------------------------
      Robert D.  Olliver

             *                            Director                             April 14, 2000
------------------------------------
      John M. Leinonen

             *                            Director                             April 14, 2000
------------------------------------
      Lon A. Offenbacher

             *                            Director                             April 14, 2000
------------------------------------
      S. Thomas Emerson

*By: /s/Bradley P.  Forst
     -------------------------------
        Bradley P.  Forst
         Attorney-in-Fact

                                  SIMULA, INC.

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report...........................................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...........................    F-3

Consolidated Statements of Operations for the three years ended December 31, 1999......    F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income
      for the three years ended December 31, 1999......................................    F-5

Consolidated Statements of Cash Flows for the three years ended December 31, 1999......    F-6 to F-7

Notes to Consolidated Financial Statements.............................................    F-8 to F-26

                          INDEPENDENT AUDITORS' REPORT



Directors and Shareholders
Simula, Inc. and Subsidiaries
Phoenix, Arizona



We have audited the accompanying consolidated balance sheets of Simula, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Simula, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

March 29, 2000
Phoenix, Arizona

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                                                       1999                   1998
                                                                                       ----                   ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                       $   5,223,236         $     933,462
   Contract and trade receivables - Net                                               24,756,984            27,113,757
   Inventories                                                                         7,540,570            26,021,433
   Deferred income taxes                                                               2,621,000             3,173,000
   Prepaid expenses and other                                                            728,772               601,614
   Net assets held for sale                                                           12,036,242                    --
   Net current assets of discontinued operations                                              --             4,580,773
                                                                                   -------------         -------------
     Total current assets                                                             52,906,804            62,424,039
PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS - Net                                  13,947,099            21,494,535
DEFERRED INCOME TAXES                                                                 33,438,000            20,550,000
DEFERRED FINANCING COSTS                                                               4,897,773             2,627,765
INTANGIBLES - Net                                                                      1,788,057             3,452,402
OTHER ASSETS                                                                             362,368               430,340
                                                                                   -------------         -------------
     TOTAL                                                                         $ 107,340,101         $ 110,979,081
                                                                                   =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Revolving line of credit                                                        $  12,751,595         $  16,900,000
   Trade accounts payable                                                              6,104,583            11,028,062
   Accrued restructuring costs                                                         6,742,000                    --
   Other accrued liabilities                                                           8,267,305             7,496,841
   Advances on contracts                                                               2,121,232             2,220,737
   Current portion of long-term debt                                                  11,908,303             7,530,222
                                                                                   -------------         -------------
     Total current liabilities                                                        47,895,018            45,175,862
LONG-TERM DEBT - Less current portion                                                 53,820,177            47,233,558
                                                                                   -------------         -------------
     Total liabilities                                                               101,715,195            92,409,420

REDEEMABLE CONVERTIBLE 6% SERIES A PREFERRED STOCK,
     $.05 par value - issued 2,250 shares                                              2,250,000
                                                                                   -------------

SHAREHOLDERS' EQUITY
   Preferred stock, $.05 par value - authorized 50,000,000 shares;
     issued 2,250 shares redeemable convertible 6% series A preferred stock
   Common stock, $.01 par value - authorized, 50,000,000 shares;
     issued 11,103,827 and 9,915,391                                                     111,038                99,154
   Additional paid-in capital                                                         59,987,309            51,742,593
   Accumulated deficit                                                                56,384,215           (33,452,571)
   Accumulated other comprehensive income                                               (339,226)              180,485
                                                                                   -------------         -------------
     Total shareholders' equity                                                        3,374,906            18,569,661
                                                                                   -------------         -------------
     TOTAL                                                                         $ 107,340,101         $ 110,979,081
                                                                                   =============         =============

                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 1999

                                                                   1999                 1998                   1997
                                                                   ----                 ----                   ----
Revenue                                                        $ 131,392,426         $ 100,644,678         $  67,362,456
Cost of revenue                                                  102,984,129            85,723,846            51,781,020
                                                               -------------         -------------         -------------
Gross margin                                                      28,408,297            14,920,832            15,581,436
Administrative expenses                                           26,679,304            20,420,763            18,697,971
Restructuring charge                                              18,377,239
                                                               -------------         -------------         -------------
Operating loss                                                   (16,648,246)           (5,499,931)           (3,116,535)
Interest expense                                                  (7,246,105)           (5,099,194)           (4,173,273)
Other income                                                                                                   1,298,026
                                                               -------------         -------------         -------------
Loss before income taxes, discontinued operations                (23,894,351)          (10,599,125)           (5,991,782)
   and extraordinary item

Income tax benefit                                                 8,437,000             3,786,000             2,390,049
                                                               -------------         -------------         -------------
Loss before discontinued operations and
   extraordinary item                                            (15,457,351)           (6,813,125)           (3,601,733)
Discontinued Operations:
   (Loss) earnings from discontinued operations, net
    of the related income tax benefit (expense) of
    $1,276,000 and ($126,000)                                                           (2,319,388)               62,207
   Estimated loss on disposal, net of the
     related income tax benefit of $3,898,000 and
     $10,224,000                                                  (7,238,109)          (18,576,000)
Extraordinary loss on early retirement of debt,
   net of the related income tax benefit of $81,000                 (151,295)
                                                               -------------         -------------         -------------
Net loss                                                         (22,846,755)          (27,708,513)           (3,539,526)

Dividends on preferred stock                                         279,536
                                                               -------------         -------------         -------------
Net loss available for common shareholders                     $ (23,126,291)        $ (27,708,513)        $  (3,539,526)
                                                               =============         =============         =============
(Loss) earnings per common share - basic and diluted:
   (Loss) earnings before discontinued operations and
    extraordinary loss                                         $       (1.54)        $       (0.69)        $       (0.39)
   (Loss) earnings from discontinued operations                           --                 (0.23)                 0.01
   Estimated loss on disposal                                          (0.71)                (1.88)
   Extraordinary loss on early extinguishment of debt                  (0.01)
                                                               -------------         -------------         -------------
   Net loss                                                    $       (2.26)        $       (2.80)        $       (0.38)
                                                               =============         =============         =============

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME THREE YEARS ENDED DECEMBER 31, 1999

                                                                                  Additional            Accumulated
                                                    Common Stock                    Paid-In              (Deficit)
                                              Shares             Amount             Capital              Earnings
                                              ------             ------             -------              --------
BALANCE, January 1, 1997                     8,992,598          $ 89,926          $39,031,453          $ (1,966,296)
 Net loss                                                                                                (3,539,526)
 Issuance of Common shares                     178,601             1,786            2,059,132
 Conversion of Series C 10% Senior
   Subordinated Convertible Notes              679,633             6,796            9,586,245
 Tax benefit from options exercised                                                   433,000
 Currency translation adjustment
                                            ----------          --------          -----------          ------------

BALANCE, December 31, 1997                   9,850,832            98,508           51,109,830            (5,505,822)

 Net loss                                                                                               (27,708,513)
 Issuance of common shares                      64,559               646              622,763
 Recognition of Minimum                                                                                    (238,236)
      Pension Liability
 Tax benefit from options exercised                                                    10,000
 Currency translation adjustment
                                            ----------          --------          -----------          ------------

BALANCE, December 31, 1998                   9,915,391            99,154           51,742,593           (33,452,571)

 Net loss                                                                                               (22,846,755)
 Issuance of common shares                     111,362             1,114            1,538,362
 Conversion of redeemable convertible
      Series A Preferred Stock and
      accrued dividends thereon              1,077,074            10,770            4,382,354
 Preferred Stock dividends                                                                                 (279,536)
 Minimum pension liability adjustment                                                                       194,647
 Warrants Issued                                                                    2,300,000
 Tax benefit from options exercised                                                    24,000
 Currency translation adjustment
                                            ----------          --------          -----------          ------------
BALANCE, December 31, 1999                  11,103,827          $111,038          $59,987,309          $(56,377,215)
                                            ==========          ========          ===========          ============

                                           Accumulated               Total
                                       Other Comprehensive        Shareholders'          Comprehensive
                                             Income                  Equity                 Income
                                            ----------               ------                 ------
BALANCE, January 1, 1997                    $  32,414             $37,187,497
 Net loss                                                          (3,539,526)          $ (3,539,526)
 Issuance of  Common shares                                         2,060,918
 Conversion of Series C 10% Senior
   Subordinated Convertible Notes                                   9,593,041
 Tax benefit from option exercises                                    433,000
 Currency translation adjustment              (92,524)                (92,524)               (92,524)
                                            ---------             -----------           ------------

BALANCE, December 31, 1997                    (60,110)             45,642,406           $ (3,632,050)
                                                                                        ============
 Net loss                                                         (27,708,513)          $(26,540,513)
 Issuance of common shares                                            623,409
 Recognition of Minimum                                              (238,236)              (238,236)
      Pension Liability
 Tax benefit from options exercised                                    10,000
 Currency translation adjustment              240,595                 240,595                240,595
                                            ---------             -----------           ------------

BALANCE, December 31, 1998                    180,485              18,569,661           $(26,538,154)
                                                                                        ============
 Net loss                                                         (22,846,755)          $(22,846,755)
 Issuance of common shares                                          1,539,476
 Conversion of redeemable convertible
      Series A Preferred Stock and
      accrued dividends thereon                                     4,393,124
 Preferred Stock dividends                                           (279,536)              (279,536)
 Minimum pension liability adjustment                                 194,647                194,647
 Warrants Issued                                                    2,300,000
 Tax benefit from options exercised                                    24,000
 Currency translation adjustment             (519,711)               (519,711)              (519,711)
                                            ---------             -----------           ------------
BALANCE, December 31, 1999                  $(339,226)            $ 3,374,906           $
                                            =========             ===========           ============

                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                 1999                  1998               1997
                                                            -------------         -------------       -------------
Cash flows used for operating activities:
  Net loss                                                  $ (22,846,755)        $ (27,708,513)      $  (3,539,526)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                               5,807,563             4,646,531           3,505,328
    Deferred income taxes                                     (12,442,000)          (15,314,000)         (2,262,000)
    Currency translation adjustment                              (519,711)              240,595             (92,524)
    Provision for loss on disposal of
      discontinued operations                                  11,136,109            28,800,000
    Restructuring Charge                                       18,326,819
    Write down of trade accounts receivable                     1,290,394
    Gain on sale of property                                     (385,349)                               (1,298,026)
    Loss on early extinguishment of debt                          232,295
  Changes in net assets and liabilities:
    Contract and trade receivables, net of advances            (5,515,796)           (3,159,038)         (8,628,705)
    Inventories                                                   431,069            (2,249,003)        (10,868,627)
    Income taxes receivable                                                                                 942,665
    Prepaid expenses and other                                   (127,158)              733,752             374,448
    Deferred costs                                                                     (229,758)
    Other assets                                                   67,972                67,485             233,462
    Net assets of discontinued operations                      (4,398,565)           (7,635,772)           (628,900)
    Trade accounts payable                                        294,143             1,195,854           3,389,723
    Other accrued liabilities                                    (161,662)            1,436,789           2,317,844
                                                            -------------         -------------       -------------
      Net cash used by operating activities                    (8,810,632)          (19,175,078)        (16,554,838)
                                                            -------------         -------------       -------------

  Cash flows used for investing activities:
    Purchase of property and equipment                         (2,800,376)           (6,188,725)         (7,980,581)
    Proceeds from sale of property and equipment                2,980,717                                 6,100,000
    Costs incurred to obtain intangibles                       (4,099,284)             (235,273)           (326,796)
                                                            -------------         -------------       -------------
      Net cash used by investing activities                    (3,918,943)           (6,423,998)         (2,207,377)
                                                            -------------         -------------       -------------

  Cash flows from financing activities:
    Net (repayments) borrowings under line of credit           (4,148,405)           16,900,000          (6,900,000)
    Issuance of 9-1/2% notes - net of expenses                                          962,054
    Issuance of 8% notes - net of expenses                                                               31,186,226
    Borrowings under other debt arrangements                   27,160,631             7,569,081           4,895,636
    Principal payments under other debt arrangements          (13,895,931)           (8,889,037)         (4,412,275)
    Issuance of common shares - net of expenses                   507,355               623,409           2,060,918
    Issuance of preferred shares - net of expenses              7,500,000
    Preferred stock dividends                                    (104,301)
                                                            -------------         -------------       -------------
      Net cash provided by financing activities                17,019,349            17,165,507          26,830,505
                                                            -------------         -------------       -------------
  Net increase (decrease) in cash and cash equivalents          4,289,774            (8,433,569)          8,068,290

  Cash and cash equivalents at beginning of year                  933,462             9,637,031           1,298,741
                                                            -------------         -------------       -------------
  Cash and cash equivalents at end of year                  $   5,223,236         $     933,462       $   9,637,031
                                                            =============         =============       =============

SIMULA, INC. AND SUBSIDIARIES

THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest paid                                    $7,587,792    $5,534,092    $3,284,192
                                                 ==========    ==========    ==========
Taxes paid                                       $   36,513    $   41,200    $  125,900
                                                 ==========    ==========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

In 1999, $5,250,000 of Series A Preferred
  Stock plus accrued dividends of $175,234 were exchanged for 1,077,074 shares of common stock.

Tax benefits from exercise of stock options      $  202,000    $   10,000    $  433,000
                                                 ==========    ==========    ==========
In 1997, $9,550,000 of Series C 10% Senior
  Subordinated Convertible Notes and accrued
  interest of $475,548 less deferred net
  issuance costs of $432,507 were exchanged
  for 679,633 shares of common stock.                                        $9,593,041
                                                                             ==========
Property and equipment acquired under capital leases                         $  396,411
                                                                             ==========

SIMULA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1999

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

     f. Intangibles are recorded at cost. The Company acquires intangible assets in the normal course of business. The Company periodically reviews for changes in circumstances to determine whether there are conditions that indicate that the carrying amount of such assets may not be recoverable. If such conditions are deemed to exist, the Company will determine whether estimated future undiscounted cash flows are less than the carrying amount of such assets, in which case the

         Company will calculate an impairment loss. Impairment losses, if any, will be recorded as a component of operating earnings. Intangibles are amortized on a straight-line basis over 7 to 20 years.

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

     i. (Loss) earnings per common share - In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. Earnings per share amounts for the years ended December 31, 1999, 1998 and 1997 are calculated using only weighted average outstanding shares of 10,230,720, 9,880,283 and 9,288,416, respectively. Options to purchase common stock and shares to be issued upon conversion of the Preferred Stock, 8% Notes and 10% Notes totaling 6,119,039 for the year ended December 31, 1999 were not used for computing diluted earnings per share because the result would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the 8% Notes and 10% Notes totaling 4,546,065 and 3,896,966 for the years ended December 31, 1998 and 1997, respectively were not used for computing diluted earnings per share because the result would be anti-dilutive.

     j. New accounting pronouncements - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earning or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 (as amended) is effective for the fiscal year ending 2001. The Company has not completed evaluating the effects this statement will have on its financial position or results of operations.


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

At December 31, receivables include the following:

                                                                1999                 1998
                                                                ----                 ----
United States Government:
  Billed receivables                                        $  3,137,800         $  1,702,085
  Costs and estimated earnings in excess of billings           5,577,074            6,366,253
                                                            ------------         ------------
Total United States Government                                 8,714,874            8,068,338
                                                            ------------         ------------
Other contracts:
  Billed receivables                                           4,135,118            3,171,740
  Costs and estimated earnings in excess of billings           6,910,775            4,624,648
                                                            ------------         ------------
Total other contracts                                         11,045,893            7,796,388
                                                            ------------         ------------
Other trade receivables                                        5,196,217           11,449,031
Less allowance for doubtful accounts                            (200,000)            (200,000)
                                                            ------------         ------------
  Contract and trade receivables - net                      $ 24,756,984         $ 27,113,757
                                                            ============         ============

3. INVENTORIES

At December 31, inventories consisted of the following:

                               1999                1998
                               ----                ----
Raw Materials              $ 5,101,426        $15,581,952
Work-in-process              1,967,397          9,077,849
Finished goods                 471,747          1,361,632
                           -----------        -----------
  Total inventories        $ 7,540,570        $26,021,433
                           ===========        ===========

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

At December 31, property, equipment and leasehold improvements consisted of the following:

                                                                 1999                   1998
                                                                 ----                   ----
Land                                                          $    816,888         $  1,603,870
Buildings and leasehold improvements                             2,061,674            4,120,501
Equipment                                                       21,931,912           26,295,766
                                                              ------------         ------------
Total                                                           24,810,474           32,020,137
Less accumulated depreciation and amortization                 (10,863,375)         (10,525,602)
                                                              ------------         ------------
  Property, equipment and leasehold improvements - net        $ 13,947,099         $ 21,494,535
                                                              ------------         ------------

5. INTANGIBLES

At December 31 intangibles consisted of the following:

                                        1999                 1998
                                        ----                 ----
Patents and licenses                 $ 1,570,385         $ 1,245,270
Other                                    783,963             783,968
Covenants not to compete                      --           2,489,356
Goodwill                                      --           1,059,553
                                     -----------         -----------
Total                                  2,354,348           5,578,147
Less accumulated amortization           (566,291)         (2,125,745)
                                     ===========         ===========
  Intangibles - net                  $ 1,788,057         $ 3,452,402
                                     ===========         ===========

6.   REVOLVING LINE OF CREDIT

     On December 30, 1999, the Company executed a Financing Agreement with an asset based-lender which provided for a $17,000,000 revolving line of credit and a $5,000,000 Senior Secured term note payable. The proceeds received from this financing together with the proceeds received from the Senior Secured Notes discussed below, were utilized primarily to replace the Company's then revolving line of credit and two term notes payable with a bank and retire $4,250,000 of the Company's 10% Senior Subordinated Convertible Notes (the "10% Notes").

     The Company's availability under the revolving line of credit is dependent upon the relative balances of accounts receivable and inventories and each of their relative advance percentages. The revolving line of credit accrues interest at the Chase Manhattan prime rate or LIBOR plus 2.4% based upon the rate selected by the Company and matures December 30, 2003 and renews automatically unless terminated by either party with proper notice. The outstanding balance under this line of credit was $12,751,595 and the average interest rate was 8.5% at December 31, 1999.

     The Financing Agreement contains covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. The Company was in compliance with all of these covenants at December 31, 1999. The Financing Agreement may be terminated with 60 days notice prior to each anniversary date of the agreement at no additional cost. If the Financing Agreement is terminated at any other time, an early termination fee based upon the outstanding principal under the revolving line of credit of 1 1/2% during the first year and 3/4% after the first anniversary and before the second anniversary shall be assessed. The Financing Agreement is secured by the assets of the Company.

7.   LONG-TERM DEBT



Long-term debt at December 31 consisted of the following:

                                                                         1999                  1998
                                                                         ----                  ----
8% Senior Subordinated Convertible Notes                             $ 34,500,000         $ 34,500,000
Senior Secured Notes, net of discount of $2,300,000                    22,700,000                   --
10% Senior Subordinated Convertible Notes                                      --            4,750,000
9 1/2% Senior Subordinated Notes                                        3,238,000            3,238,000
Note Payable to Chairman of the Board                                   2,000,000                   --
Various loans payable, secured by property and equipment                1,024,224           10,287,560
Various mortgage notes payable, secured by land and buildings           2,036,789            1,330,944
Obligations under capital leases, interest at 10% (Note 13)               229,467              657,276
                                                                     ------------         ------------
  Total                                                                65,728,480           54,763,780
Less current portion                                                  (11,908,303)          (7,530,222)
                                                                     ------------         ------------
Long-term  debt                                                      $ 53,820,177         $ 47,233,558
                                                                     ============         ============

     On December 30, 1999, the Company executed agreements with an asset based lender for a $17,000,000 revolving line of credit (Note 6) and a $5,000,000 Senior Secured Note, and with an accredited investor for two Senior Secured Notes totaling $20,000,000. Net proceeds under these agreements was $34,831,949 and were used to replace the Company's then outstanding revolving line of credit and two term notes payable with a bank totaling $29,333,334, retire $4,250,000 the Company's 10% Senior Subordinated Convertible Notes and repay one note payable to the Chairman of the Board in the amount of $1,000,000. As a result of the above refinancing, a pre-tax extraordinary charge on early retirement of debt was recorded for the year ended 1999 related to the write-off of deferred financing fees of $232,295.

     The $5,000,000 Senior Secured term note payable with the asset based lender was retired on February 2, 2000 with proceeds received from the sale of the Company's airline new seat manufacturing operation. Two Senior Secured Notes in the amounts of $5,000,000 (the "Term Note A") and $15,000,000 (the "Term Note B") (together the "Term Notes") were issued with a warrant to purchase 850,000 shares of common stock at $5.00 per share. The warrant is immediately exercisable and will expire in 7 years. The Company has recorded an original issue discount related to the stock warrant of $2,300,000 and shall be amortized over the term of the underlying notes using the effective interest method. The Term Note A matures on September 30, 2000, accrues interest payable monthly at 15% and provides for an additional monthly bridge fee of $25,000. The Term Note A may be redeemed with a 30 day notice at any time without penalty. The Term Note B matures on June 30, 2003 and provides for cash interest to be paid monthly at 12.25% and interest which is to be capitalized into the note principal balance at 3% per month. The Term Note B may be redeemed with a 30 day notice at certain specified redemption prices plus accrued interest payable to the redemption date.

     The Term Notes contain covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. The Company was in compliance with all of these covenants at December 31, 1999. The Term Notes are secured by the assets of the Company.

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

'The Company repaid the October 15, 1999 note in full on January 6, 2000 from the proceeds received from the Senior Secured Notes issued on December 30, 1999 discussed above.

     On December 14, 1999, the Company entered into a second $1,000,000 Promissory Note with it's Chairman of the Board of Directors. The note is unsecured and subordinated to the Company's Senior Secured Notes. The note bears interest at 12%, matures on December 31, 2003, and provides for a placement fee of $20,000 to be paid upon maturity. Voluntary prepayment of the note is prohibited, however, the note is subject to mandatory prepayment at the option of the holder if all of the following conditions have been satisfied: (1) The $5,000,000 Senior Secured Note to the asset based lender has been paid in full;
(2) The $5,000,000 Senior Secured Note to an outside accredited investor has been paid in full; (3) after giving effect to the mandatory prepayment to be made hereunder, the availability under the Company's revolving line of credit is not less the $2,000,000.

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

     The indenture relating to the 9 1/2% Notes and the 8% Notes contains certain covenants including limitations on additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The Company was in compliance with all of the covenants of this indenture at December 31, 1999.

     The aggregate principal payments required after amortization of the original issue discount for the five years subsequent to December 31, 1999 are:

           2000                  $11,908,303
           2001                      792,114
           2002                      640,443
           2003                   19,280,954
           2004                   34,535,945
           Thereafter                870,720
                                 -----------
            Total                $68,028,480
                                 ===========

    Interest expense for the years ended December 31 is comprised of the following:

                                                   1999              1998              1997
                                                   ----              ----              ----
Interest                                        $6,847,559        $5,234,857        $4,342,715
Amortization of deferred financing costs           846,808           801,836           725,147
                                                ----------        ----------        ----------
Interest expense                                $7,694,367        $6,036,693        $5,067,862
                                                ==========        ==========        ==========

     Interest expense allocated to discontinued operations for the years ended 1999, 1998 and 1997 was $448,262, $937,499 and $894,589, respectively.

     Based on borrowing rates currently available to the Company and the quoted market prices for the 8% Notes, the fair value of long-term debt at December 31, 1999 is approximately $53,653,480.


8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 29, 1999, the Company completed a private placement to an accredited investor of $7.5 million of the Company's Series A Convertible Preferred Stock (the "Series A"). Under the terms of this offering the Series A bears a dividend rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A may be converted into shares of the Company's Common Stock at market value at any time at 101% of the average closing price of any 15 out of 30 consecutive trading days preceding conversion, up to a specified maximum conversion price (the "Conversion Cap"). The Conversion Cap for the first twelve months is $8.60 per share and is subject to an annual adjustment to the lesser of the then existing Conversion Cap or 130% of the average of the closing bid prices for 20 consecutive trading days immediately proceeding the annual adjustment anniversary date. In addition, the first year Conversion Cap was subject to an interim adjustment on August 1, 1999 and was adjusted on that date to $8.04 per share. Conversion of the Series A is limited to 10% of the initial amount per month, accumulating monthly up to a maximum of 30% of the accumulated convertible amount in any month. The Company may require the conversion of the Series A if the Market price of the Company's Common Stock exceeds the Conversion Cap by at least 50% for at least 20 consecutive trading days, subject to the same conversion limitations imposed upon the Series A holders.

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

     During the year ended December 31, 1999, $5,250,000 of Series A Preferred Stock plus accrued dividends of $175,234 were exchanged for 1,077,074 shares of the Company's common stock.


9. STOCK OPTIONS AND STOCK PLANS

     In 1992, the Company adopted the 1992 Stock Option Plan which provided for the issuance of up to 360,000 shares of common stock. All options available under the 1992 Plan have been granted. In August 1994, the Company adopted the 1994 Stock Option Plan which reserves up to 2,500,000 shares of common stock for issuance under the Plan. In June 1999, the Company adopted the 1999 Stock Option Plan which reserves up to 2,000,000 shares of common stock for issuance under the Plan. Options granted under the 1994 and 1999 Plans as of December 31, 1999 were 3,060,488. Information with respect to the Plans is as follows:

                                                OPTION          WEIGHTED AVERAGE
                                                SHARES            OPTION PRICE
                                               ------            ------------
Outstanding at December 31, 1996                921,929              $11.78
  Granted                                       858,900              $13.84
  Exercised                                    (126,575)             $10.51
  Canceled                                       (3,100)             $13.91
                                              ---------
Outstanding at December 31, 1997              1,651,154              $12.94
  Granted                                       676,517              $14.07
  Exercised                                      (9,700)             $12.01
  Canceled                                      (29,600)             $13.04
                                              ---------
Outstanding at December 31, 1998              2,288,371              $13.83
  Granted                                       753,900              $ 5.64
  Exercised                                     (16,250)             $ 5.27
  Canceled                                      (34,525)             $ 7.08
                                              ---------
Outstanding at December 31, 1999              2,991,496
                                              =========

     Options are generally exercisable one year from the date of grant for up to ten years at a price equal to 100% of the fair market value at the date of grant or 85% of fair market value in the case of non-statutory options. As of December 31, 1999, 1998, and 1997, exercisable options were 2,622,345, 1,976,854, and
1,127,304, respectively. The Company resinded certain 1999 stock option exercises subsequent to their original exercise and accordingly, these exercises are not reflected in the above table.

     On December 1, 1998, 584,392 options that had been previously granted to the Company's non-executive management employees were repriced at $7.00 per share which represents the fair market value at the date of repricing. These options retain the same characteristics as their original grant.

The following information, aggregated by option price ranges, is applicable to options outstanding at December 31, 1999:

     Range of exercise prices ...............................................         $3.25-$7.00        $8.63-$20.50
     Shares outstanding in range ............................................           1,071,920           1,842,719
     Weighted-average exercise price ........................................                6.15               12.79
     Weighted-average remaining contractual life ............................                8.01                7.06
     Shares currently exercisable ...........................................             823,520           1,721,968
     Weighted-average exercise price of shares currently exercisable ........                6.29               13.16

The estimated fair value of options granted during 1999 was $2.75 Per share. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net (loss) earnings and net (loss) earnings per share for the three years ended December 31, 1999 would have been reduced to the pro forma amounts indicated below:

                                                                    1999                   1998                   1997
                                                                    ----                   ----                   ----
Net loss available to common shareholders - as reported        $  (22,846,755)        $  (27,708,513)        $   (3,539,526)
                                                               ==============         ==============         ==============
Net loss available to common shareholders - pro forma          $  (24,005,217)        $  (29,683,277)        $   (6,222,900)
                                                               ==============         ==============         ==============
Loss per share - basic - as reported                           $        (2.26)        $        (2.80)        $        (0.38)
                                                               ==============         ==============         ==============
Loss per share - basic - pro forma                             $        (2.37)        $        (3.00)        $        (0.67)
                                                               ==============         ==============         ==============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. For the year ended December 31, 1999 the assumptions used for grants were no dividend yield, and expected volatility of 61%, a risk free interest rate of 5% and expected lives of 3.5 years. For the year ended December 31, 1998, the assumptions used for grants were no dividend yield, an expected volatility of 53%, a risk-free interest rate of 4.5% and expected lives of 3 years. For the years ended December 31, 1997, the assumptions used for grants were no dividend yield, an expected volatility of 46%, a risk-free interest rate of 5.5% and expected lives of 3 years.

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


10.  BENEFIT PLANS

     The Company has a noncontributory defined benefit pension plan (the "Plan") for employees. To be eligible to participate, employees must have completed six months of continuous employment and have attained the age of 21. Benefits are based on length of service and the employee's final pay (averaged over the five highest consecutive years of the last ten years of participation). The Company makes contributions to the Plan based upon actuarially determined amounts. Effective July 1, 1999, the Company froze the Plan for new participants.

The Plan's funded status and amounts recognized in the Company's balance sheet at December 31 are as follows:

                                                              1999               1998
                                                              ----               ----
Actuarial present value of benefit obligation:
  Vested                                                  $ 2,843,693         $ 2,574,688
  Nonvested benefits                                          479,676             470,672
                                                          -----------         -----------
Accumulated benefit obligation                              3,323,369           3,045,360
Effect of projected future compensation increases             971,316             659,652
                                                          -----------         -----------
Projected benefit obligation                                4,294,685           3,705,012
Plan assets at fair value                                   2,689,792           2,212,953
                                                          -----------         -----------
Unfunded status                                             1,604,893           1,492,059
Unrecognized prior service costs                               50,038             216,977
Unrecognized loss                                          (1,075,877)         (1,353,003)
Unrecognized transition liability                              73,486              79,138
                                                          -----------         -----------
Accrued benefit cost                                          652,540             435,171
Additional minimum liability                                   72,589             397,236
                                                          -----------         -----------
Accrued benefit liability                                     725,129             832,407
Accumulated other comprehensive income adjustments             72,589             397,236
                                                          -----------         -----------
  Net amount recognized                                   $   652,540         $   435,171
                                                          ===========         ===========

Reconciliation of the Plan benefit obligation is as follows:

                                        1999                1998
                                        ----                ----
Beginning benefit obligation        $ 3,705,012         $ 2,914,208
  Service cost                          483,703             366,594
  Interest Cost                         275,689             211,324
  Actuarial (gain)/loss                (184,837)            547,798
  Plan amendments                       154,641            (230,547)
  Benefits paid                        (139,523)           (104,365)
                                    -----------         -----------
Ending benefit obligation           $ 4,294,685         $ 3,705,012
                                    ===========         ===========

Reconciliation of the fair value of plan assets is as follows:

                                              1998                 1998
                                              ----                 ----
Beginning fair value of plan assets        $ 2,212,953         $ 2,034,500
  Employer contributions                       457,884             444,081
  Actual gain/(loss)                           156,925            (161,263)
  Benefits paid                               (137,970)           (104,365)
                                           -----------         -----------
Ending fair value of plan assets           $ 2,689,792         $ 2,212,953
                                           ===========         ===========

Net periodic pension cost includes the following:

                                       1999              1998              1997
                                       ----              ----              ----
Service Cost                        $ 483,703         $ 366,594         $ 307,249
Interest Cost                         275,689           211,324           175,039
Expected return on assets            (187,260)         (172,330)         (144,306)
Transition asset recognition           (5,652)           (5,652)           (5,652)
Prior service cost                    (12,298)          (28,809)           (4,572)
Net loss recognition                  122,624            52,995            13,021
                                    ---------         ---------         ---------
Net periodic benefit cost           $ 676,806         $ 424,122         $ 340,779
                                    =========         =========         =========

Assumptions at December 31 used in the accounting for the Plan were as follows:

                                                           1999         1998         1997
                                                           ----         ----         ----
Discount or settlement rate                                7.75%        6.75%        7.25%
Rate of increase in compensation levels                    3.75%        3.00%        3.25%
Expected long-term rate of return on Plan assets           8.00%        8.00%        8.00%

     The Plan's assets consist of money market accounts and investments in common stocks, bonds and mutual funds.

     In addition, the Company has a 401(k) plan for substantially all employees. Company contributions to the 401(k) plan were $79,474, $48,597 and $38,355 for the years ended December 31, 1999, 1998 and 1997, respectively.


11.  OTHER INCOME

     Other income for the year ended December 31, 1997 represents the net gain on real estate transactions.

12.  INCOME TAXES

     The income tax (benefit) provision for the years ended December 31 are as follows:

                                                    1999                1998                 1997
                                                    ----                ----                 ----
Current                                         $     50,000         $     36,000         $    431,000
Deferred                                         (12,466,000)         (15,483,000)          (2,695,000)
                                                ------------         ------------         ------------
    (Benefit) provision for income taxes        $(12,416,000)        $(15,447,000)        $ (2,264,000)
                                                ============         ============         ============

                                                                         1999          1998           1997
                                                                         ----          ----           ----
     Federal statutory income tax rate                                   34.0%         34.0%          34.0%
     State income taxes                                                   1.7           2.1            5.3
     Tax credits and other                                               ( .5)         ( .7)          ( .3)
                                                                         ----          ----           ----
         Effective rate                                                  35.2%         35.4%          39.0%
                                                                         ====          ====           ====

The provision for deferred income taxes consists of the following:

                                                 1999                  1998                  1997
                                                 ----                  ----                  ----
Accruals and reserves                        $   (922,000)        $(11,257,000)        $   (448,000)
Depreciation and amortization expense            (880,000)             371,000              554,000
Net operating loss carryforward               (10,575,000)          (4,656,000)          (2,425,000)
Minimum tax credit carryforwards                 (199,000)            (226,000)            (376,000)
Change in valuation allowance                     110,000              285,000
                                             ------------         ------------         ------------
  Total                                      $(12,466,000)        $(15,483,000)        $ (2,695,000)
                                             ============         ============         ============


The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:

                                                                   1999                1998
                                                                   ----                ----
Current:
  Net operating loss carryforwards                             $ (9,026,000)       $  1,380,000
  Extraordinary loss                                              7,536,000
  Accrued vacation and self insurance                               356,000             489,000
  Inventory and warranty reserves                                 1,119,000           1,004,000
  Other                                                           3,636,000             300,000
                                                               ------------        ------------
   Total current deferred tax asset                               2,621,000           3,173,000
                                                               ------------        ------------

Long-term:
  Excess of tax over book depreciation and amortization              19,000            (861,000)
  Net operating loss carryforwards                               31,988,000           9,848,000
  Minimum tax credit carryforward                                   963,000             764,000
  Deferred start-up costs                                           313,000             313,000
  Discontinued Operations                                                --          10,385,000
  Other                                                             285,000             101,000
                                                               ------------        ------------
   Total long-term deferred tax asset                            33,678,000          20,550,000
                                                               ------------        ------------
   Net deferred tax asset                                      $ 36,189,000        $ 23,723,000
                                                               ------------        ------------

     The company increased its deferred tax valuation allowance $110,000 in 1999 and $285,000 in 1998 because certain tax credits and operating loss carry forwards are unlikely to be utilized. At December 31, 1999, the Company had approximately $82,700,000 of net operating loss carry forwards which expire through 2018.


13.      COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under capital lease agreements and certain facilities under noncancellable operating leases with various renewal options. Leased assets of $1,078,384 and $2,030,635 (net of accumulated depreciation of $772,236 and $1,144,166) are included in property and equipment as of December 31, 1999 and 1998, respectively.

     The following is a schedule of minimum rental payments due under the leases described above and for other operating leases for the years ending December 31:

                                                       Capital Leases           Operating Leases
                                                       --------------           ----------------
1999                                                      $162,948                   $ 1,369,304
2000                                                        44,357                     1,088,906
2001                                                        35,409                       825,109
2002                                                         5,595                       734,949
2003                                                                                     661,977
Thereafter                                                                             6,085,693
                                                          --------                   -----------
Total minimum lease payments                               248,309                   $10,765,938
                                                                                     ===========
Less amounts representing interest                         (18,842)
                                                          --------
Present value of net minimum lease payments               $229,467
                                                          ========

     Rent expense was $3,370,505, $2,530,932 and $1,889,660 for the years ended December 31, 1999, 1998 and 1997, respectively.


14. DISCONTINUED OPERATIONS


     In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit seating operations. Accordingly, the operating results of these rail and mass transit operations, including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations.

     The Company executed the sale of its rail and mass transit seating operation on August 31, 1999 under an Asset Purchase and Sale Agreement dated June 30, 1999, as amended and restated August 31, 1999 and subsequently on October 21, 1999, a Note Refinancing Agreement was executed. A former director of the Company wholly owned the acquiring company. Consideration received consisted of $100,000, assumption of approximately $4,700,000 in liabilities cash and a promissory note for $9,996,000 which matured on October 15, 1999. On October 21, 1999, the parties entered into the Note Refinancing Agreement which refinanced the note as two separate notes in the amount of $1,996,000 and $8,118,008 and reflects the capitalization of $118,008 of interest related to the original note into principal outstanding. The notes each carry an interest rate of 8 1/2% and mature on October 15, 2004. Interest is required to be paid quarterly beginning April 2000 on the $1,996,000 promissory note and semi-annually beginning April 2001 on the $8,118,008 promissory note. The negotiated interest rate on the notes did not properly reflect the risk and current market conditions. Therefore, the company has computed the net present value of the notes using a discount rate of 23%, which is the Company's determination of the market rate of interest and market value of the notes. Management believes this more properly reflects the risk related to the notes due to their subordinated nature. This resulted in a net present value discount of $6,750,000 assuming principal only payment at the end of the term. The notes are secured by the underlying assets and a Pledge and Proxy Security Agreement in the stock of the underlying company and stock of another company which is owned under common control of the acquirer and subordinated to short-term capital financing received subsequent to its disposal. Although a legal transfer of assets occurred at August 31, 1999, the sale could not be recognized as a divestiture for accounting purposes at the time because there was an absence of a significant investment in business by the buyer. As a result of losses by the rail and mass transit seating operation since the sale date and the uncertainty of the ultimate recovery of the entire principal and interest on a timely basis in accordance with the terms of the contract, a valuation allowance for the remaining balance has been recorded. This uncertainty is based on the operating losses sustained by the business subsequent to disposal, its inability to acquire adequate long-term financing for repayment of the notes under the terms of the contract, or obtain additional equity investment. While the contract between the parties remains fully enforceable, and the Company believes some recovery may occur, the Company can not accurately predict the precise timing and amount of the collection of principal and interest, accordingly the carrying value of the notes is zero. Any future payments of principal received will be accounted for under the cost recovery method of accounting as a component of discontinued operations.

     Under the Asset Purchase and Sale Agreement the Company has retained the liability for claims incurred through August 31, 1999 under its self funded health insurance plan and has agreed to indemnify the acquiring company for any customary warranty and litigation claims. An additional charge upon the final disposal of the rail and mass transit discontinued operation of $7,238,109, net of tax benefit of $3,898,000, was recorded in the year ended December 31, 1999.

     Revenues for the rail and mass transit operations were $8,247,294 for the eight months ended August 31, 1999, and $15,781,983 and $23,059,525 for the years ended 1998 and 1997, respectively. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

15.  RESTRUCTURING

     In December 1999, management of the Company, with the approval of the board of directors, committed itself to a plan of restructuring and recorded a charge to income of $18.3 million. The plan of restructuring included a refinancing of its outstanding bank line of credit and certain term notes (Note 7) and the divestiture of the Company's new airline seat manufacturing operation. The Company entered into an agreement to sell substantially all the assets of the airline seat manufacturing operation in December 1999 and completed the transaction in January 2000. The operating facility closed at that time terminating approximately 300 management and production employees. Total proceeds from the sale was approximately $12 million resulting in a loss on sale of $10.3 million. The remaining restructuring charge is comprised of severance costs of $1.6 million, $2.5 million related to the abandonment of leased operating facilities and equipment, $2.3 million related to the write down to net realizable value for inventory and fixed assets and $1.6 million in recognition of additional liabilities related primarily to outstanding purchase order commitments which were non-cancelable. The Company expects cash flow savings as a result of not having to fund continued operating losses to offset the cash required in implementing the restructuring plan within the first year. The airline seat manufacturing operation had sales of $41.9 million, $32.0 million and $ 27.7 million and operating losses of $25.4 million, $14.5 million and $3.3 million during the years ended 1999, 1998 and 1997, respectively.


16.  OTHER

     The Company's research and development efforts arise from funded development contracts and proprietary research and development. Amounts arising from such efforts for the years ended December 31, were as follows:

                                                                  1999               1998                1997
                                                                  ----               ----                ----
Research and development expenses classified
   as general and administrative expenses                     $ 4,350,162        $  3,383,082        $ 4,394,359
                                                              ============       =============       ============
Funded contracts:
   Revenues funded by customers                               $ 6,495,209        $  8,916,222        $ 6,933,661
   Research and development expenses classified
        as cost of such revenue                                (7,642,366)        (10,066,340)        (7,382,734)
                                                              ------------       -------------       ------------
Funded contract deficiency                                    $(1,147,157)       $ (1,150,118)       $  (449,073)
                                                              ============       =============       ============

17.  EXPORT SALES

     Export sales for the years ended December 31 were as follows:

                              1999               1998                1997
                              ----               ----                ----
Germany                   $37,420,006        $ 9,949,416        $ 8,879,713
United Kingdom             19,129,958         14,355,817          2,571,566
Ireland                     8,061,186          1,045,417          2,279,659
Canada                      3,614,972          1,958,905          3,414,059
Japan                       1,713,915            925,578          1,167,752
Other                       2,157,756          2,554,393          2,864,530
                          -----------        -----------        -----------
Total export sales        $72,097,793        $30,789,526        $21,177,279
                          ===========        ===========        ===========

18.  SEGMENT REPORTING

     The Company is a holding company for wholly owned subsidiaries which operate in two primary business segments. The Commercial Transportation Products segment includes operations which primarily manufacture seating systems for domestic and foreign passenger airlines and includes operations encompassing inflatable restraints and related technology for automobiles. The Government and Defense segment includes operations that design and deliver crash resistant components, energy absorbing devices, ballistic armor and composites principally in connection with branches of the United States armed forces procurement. The remaining segment, entitled Other, represents general corporate operations.

     For the years ended December 31, 1999, 1998 and 1997, inter-segment sales were insignificant and total intercompany sales of $4,736,052, $10,643,702 and $10,085,025, respectively, have been eliminated.

                                                                                1999
                                          ------------------------------------------------------------------------------
                                                                Commercial
                                            Government         Transportation
                                            and Defense          Products                Other                 Total
                                            -----------          --------                -----                 -----
Revenue:
    Contract revenue                      $  46,871,663                                                    $  46,871,663
    Product sales:
      Airline seat systems                                        51,313,904                                  51,313,904
      Automotive safety systems                                   31,372,799                                  31,372,799
      Other                                     716,712                              $     201,123               917,835
    Technology sales and royalties                                   916,225                                     916,225
                                          -------------        -------------         -------------         -------------
      Total revenue                       $  47,588,375        $  83,602,928         $     201,123         $ 131,392,426
                                          =============        =============         =============         =============
Operating (loss) income                   $   3,072,246        $ (18,295,659)        $  (1,424,833)        $ (16,648,246)
Identifiable assets                          32,871,455           29,377,329            45,091,307           107,340,101
Depreciation and amortization                 1,258,134            3,323,170             1,226,259             5,807,563
Capital expenditures                          1,521,939            1,262,161                16,276             2,800,376

     Revenue from three major customers accounted for approximately 42% of total revenue for the year ended December 31, 1999. Contract and trade receivables from these customers accounted for approximately 31% of the total contract and trade receivables at December 31, 1999. The Commercial Transportation Products segment recognized revenue from Autoliv and Boeing Aircraft that accounted for approximately 23% and 9%, respectively, of total revenue. The Government and Defense segment recognized revenue from all branches of the United States armed forces that accounted for approximately 10% of total revenue for the year ended December 31, 1999.

     The Company anticipates that total sales to Autoliv may increase in the future, however, as a percentage of revenue may decrease as shipments to additional first-tier suppliers begin as new vehicle platforms begin in production. The Company does not expect to have significant sales to Boeing in the future because of the sale of its new airline seat manufacturing operation in January 2000 (Note 15). The Company has performed work for the United States armed forces since 1975 and has no reason to believe that there will be any change in these customer relationships.

    The Company's external sales based upon the customers country of origin and investment in long-lived assets by geographic area is as follows:

                                             1999
                               --------------------------------
                                                     Long-Lived
                                 Revenues              Assets
                                 --------              ------
United States                  $ 59,294,633        $ 48,781,071
Germany                          37,420,006
United Kingdom                   19,129,958           5,652,226
Ireland                           8,061,186
Other foreign countries           7,486,643
                               ------------        ------------
Total                          $131,392,426        $ 54,433,297
                               ============        ============




                                                                              1998
                                        ------------------------------------------------------------------------------
                                                                Commercial
                                            Government         Transportation
                                            and Defense          Products                Other                 Total
                                            -----------          --------                -----                 -----
Revenue:
  Contract revenue                      $  32,430,873        $   4,778,566                               $  37,209,439
  Product sales:
    Airline seat systems                                        30,932,898                                  30,932,898
    Automotive safety systems                                   27,992,525                                  27,992,525
    Other                                   3,445,639                              $     19,598              3,465,237
  Technology sales and royalties                                 1,044,579                                   1,044,579
                                        -------------        -------------         -------------         -------------
    Total revenue                       $  35,876,512        $  64,748,568         $      19,598         $ 100,644,678
                                        =============        =============         =============         =============
Operating (loss) income                 $   1,535,526        $  (5,701,323)        $  (1,334,134)        $  (5,499,931)
Identifiable assets                        30,544,223           47,811,797            32,623,061           110,979,081
Depreciation and amortization               1,251,642            2,486,144               908,745             4,646,531
Capital expenditures                          889,119            5,171,569               128,037             6,188,725

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

    The Company's external sales based upon the customers country of origin and investment in long-lived assets by geographic area is as follows:

                                              1998
                               -----------------------------------
                                 Revenues        Long-Lived Assets
                                 --------        -----------------
United States                  $ 69,855,152        $ 40,824,266
United Kingdom                   14,355,817           7,730,776
Germany                           9,949,416
Other foreign countries           6,484,293
                               ------------        ------------
Total                          $100,644,678        $ 48,555,042
                               ============        ============


                                                                                1997
                                          -----------------------------------------------------------------------------
                                                                Commercial
                                            Government         Transportation
                                            and Defense          Products                Other                 Total
                                            -----------          --------                -----                 -----
Revenue:
    Contract revenue                      $  29,104,203        $     431,563                               $  29,535,766
    Product sales:
       Airline seat systems                                       27,405,305                                  27,405,305
       Automotive safety systems                                   8,879,713                                   8,879,713
       Other                                  1,243,302                              $      18,321             1,261,623
    Technology sales and royalties                                   280,049                                     280,049
                                          -------------        -------------         -------------         -------------
       Total revenue                      $  30,347,505        $  36,996,630         $      18,321         $  67,362,456
                                          =============        =============         =============         =============

Operating (loss) income                   $     696,485        $  (2,426,666)        $  (1,386,354)        $  (3,116,535)
Identifiable assets                          28,357,665           42,986,193            46,015,416           117,359,274
Depreciation and amortization                 1,185,753            1,473,145               846,430             3,505,328
Capital expenditures                          2,742,281            5,564,297              (325,997)            7,980,581

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

     The Company's external sales based upon the customers country of origin and investment in long-lived assets by geographic area is as follows:

                                            1997
                              ---------------------------------
                                Revenues      Long-Lived Assets
                                --------      -----------------
United States                 $46,185,177        $37,532,376
Germany                         8,879,713
Canada                          3,414,059
United Kingdom                  2,571,566          6,417,780
Other foreign countries         6,311,941
                              -----------        -----------
Total                         $67,362,456        $43,950,156
                              ===========        ===========

19. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                                         1999
                                                       ------------------------------------------------------------------------
                                                           First              Second              Third               Fourth
                                                           -----              ------              -----               ------
Revenue                                                $ 31,928,262        $ 34,026,137        $ 33,169,131        $ 32,268,896
Cost of Revenue                                          23,414,109          25,161,644          23,468,135          30,940,241
                                                       ------------        ------------        ------------        ------------
Gross margin                                           $  8,514,153        $  8,864,493        $  9,700,996        $  1,328,655
                                                       ============        ============        ============        ============

Net earnings (loss) from continuing operations         $    484,269        $    715,729        $  1,033,731        $(17,691,080)
Discontinued Operations:
   Loss on disposal, net of tax                                                                                    $ (7,238,109)

   Extraordinary loss on early extinguishment
       of debt, net of tax                                                                                         $   (151,295)
                                                       ------------        ------------        ------------        ------------
   Net loss                                            $    484,269        $    715,729        $  1,033,731        $(25,080,484)
   Dividends on preferred stock                                            $   (111,205)       $    (93,834)       $    (74,497)

                                                       ------------        ------------        ------------        ------------
Earnings (loss) available for common shareholder       $    484,269        $    604,524        $    939,897        $(25,154,981)
                                                       ============        ============        ============        ============

Net earnings per common share - basic
   and assuming dilution                               $       0.05        $       0.06        $       0.09        $      (2.36)



                                                                                         1998
                                                       ------------------------------------------------------------------------
                                                           First              Second              Third               Fourth
                                                           -----              ------              -----               ------
Revenue                                                $ 22,542,178        $ 25,739,419        $ 23,680,404        $ 28,682,677
Cost of Revenue                                          16,615,993          19,067,593          18,197,029          31,843,231
                                                       ------------        ------------        ------------        ------------
Gross margin                                           $  5,926,185        $  6,671,826        $  5,483,375        $ (3,160,554)
                                                       ============        ============        ============        ============

Net (loss) earnings from continuing operations         $    228,679        $    502,976        $   (559,150)       $ (6,985,630)
Discontinued Operations:
     (Loss) earnings from discontinued
         operations, net of tax                        $   (223,978)       $ (1,932,410)                           $   (163,000)
     Estimated loss on disposal, net of tax                                $ (4,680,000)                           $(13,896,000)
                                                       ------------        ------------        ------------        ------------
Net (loss) earnings                                    $      4,701        $ (6,109,434)       $   (559,150)       $(21,044,630)
                                                       ============        ============        ============        ============

Net earnings per common share - basic
   and assuming dilution                               $          -        $      (0.62)       $      (0.06)       $      (2.12)

                                 EXHIBIT INDEX


  NO.                                     DESCRIPTION                                   REFERENCE
  ---                                     -----------                                   ---------
  3.1     Articles of Incorporation of Simula, Inc., as amended and restated.........    (2)

  3.2     Bylaws of Simula, Inc., as amended and restated............................    (1)

  4.7     Indenture dated April 1, 1997, in connection with the Company's issuance
          of the 8% Senior Subordinated Convertible Notes due May 1, 2004............    (4)

 10.11    1992 Stock Option Plan, as amended effective September 15, 1998............    (8)

 10.12    1992 Restricted Stock Plan.................................................    (1)

 10.21    1994 Stock Option Plan, as amended effective September 15, 1998............    (8)

 10.26    Simula, Inc. Employee Stock Purchase Plan..................................    (2)

 10.29    Form of Change of Control Agreements, as amended, between the Company and      (6)
          Donald W. Townsend, Bradley P. Forst, and James A. Saunders................

 10.30    Form of Employment Agreements between the Company and Donald W. Townsend,
          Bradley P. Forst, and James A. Saunders....................................    (7)

 10.32    Employment Agreement between the Company and James C. Dodd dated March 2,      (10)
          1999.......................................................................

 10.33    Change of Control Agreement between the Company and James C. Dodd dated
          March 2, 1999..............................................................    (10)

 10.37    Simula, Inc. 1999 Incentive Stock Option Plan..............................    (11)

 10.38    Amended and Restated Asset Purchase Agreement for the sale of Coach and
          Car Equipment Corporation, a wholly-owned subsidiary of the Company, dated
          August 31, 1999 and Note Refinancing Agreement dated October 21, 1999......    (12)

 10.39    Promissory Note between the Company and Stanley P. Desjardins dated
          October 15, 1999 and Guarantees by Don and Nelda Townsend, James and Linda
          Saunders and Bradley and Teresa Forst dated November 2, 1999...............    (13)

*10.40    Asset Purchase Agreement for the sale of Airline Interiors, Inc., a wholly-owned subsidiary of the Company, dated December 24, 1999............

*10.41    Financing Agreement with The CIT Group/Business Credit, Inc. dated
          December 30, 1999..........................................................

 10.42    Securities Purchase Agreement with Levine Leichtman Capital Partners II,
          L.P. dated December 31, 1999.............................................      (14)

*10.43    Employment Agreement between the Company and Joseph W. Coltman dated
          February 1, 2000...........................................................

*10.44    Change of Control Agreement between the Company and Joseph W. Coltman dated February 1, 2000.....................................................

*10.45    Promissory Note between the Company and Stanley P. Desjardins dated
          December 31, 1999, effective December 14, 1999.............................

 18.      Preference Letter re: change in accounting principles......................    (3)

*21.      Subsidiaries of the Company................................................

*23.      Independent Auditors Consent...............................................

+24.      Powers of Attorney - Directors.............................................    (5)(9)

*27.      Financial Data Schedule

----------

*       Filed herewith.

+ Power of Attorney of S. Thomas Emerson filed herewith. All other Powers of Attorney filed as noted.

(1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2) Filed with Definitive Proxy on May 15, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.

(3)     Filed with report on Form 10-Q/A for the quarter ended June 30, 1996.

(4) Filed with Registration Statement on Form S-3/A, No. 333-13499, under the Securities Act of 1933, effective April 21, 1997.

(5)     Filed with report on Form 10-K for the year ended December 31, 1997.

(6) Filed with report on Form 10-Q for the quarter ended March 31, 1998. The Change of Control Agreements for Messrs. Townsend, Forst and Saunders are substantially identical and differ materially only in that Mr. Townsend is entitled to an amount equal to five (5) years base salary and benefits upon a change of control while Messrs. Forst and Saunders are entitled to an amount equal to four (4) years base salary and benefits upon a change of control.

(7) Filed with report on Form 10-Q for the quarter ended March 31, 1998. The Employment Agreements for Messrs. Townsend, Forst and Saunders are substantially identical and differ materially only in the following two respects: (i) the initial term of the agreement with Mr. Townsend is five (5) years while the initial term of the agreement with Messrs. Forst and Saunders is three (3) years; and (ii) the post-termination non-compete period with Mr. Townsend is thirty (30) months while it is eighteen (18) months with Messrs. Forst and Saunders.

(8)     Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(9)     Filed with report on Form 10-K for the year ended December 31, 1998.

(10)    Filed with report on Form 10-Q for the quarter ended March 31, 1999.

(11) Filed as Appendix A with Definitive Proxy on May 14, 1999, for the Company's Annual Meeting of Shareholders held on June 17, 1999.

(12) Filed with report on Form 8-K, under the Securities Act of 1933, effective October 25, 1999.

(13)    Filed with report on Form 10-Q for the quarter ended September 30, 1999.

(14) Filed with Schedule 13D, under the Securities Exchange Act of 1934, on January 10, 2000 effective December 31, 1999 by Levine Leichtman Capital Partners II, L.P.