Form 10-K405/A
period 1999-12-31
SIMULA INC
filed 2000-05-01
CIK 885080

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

                                                                                 YEAR ENDED DECEMBER 31,
                                                               1999          1998          1997          1996          1995
                                                               ----          ----          ----          ----          ----
                                                                       (Dollars in thousands, except per share data)
Income statement data:
    Revenue                                                  $ 131,392     $ 100,645     $  67,362     $  42,125     $  35,153
    Cost of revenue                                            102,984        85,724        51,781        36,769        20,029
                                                             ---------     ---------     ---------     ---------     ---------
    Gross margin                                                28,408        14,921        15,581         5,356        15,124
    Administrative expenses                                     26,679        20,421        18,698        15,861        11,847
    Restructuring charge                                        18,377
                                                             ---------     ---------     ---------     ---------     ---------
    Operating (loss) income                                    (16,648)       (5,500)       (3,117)      (10,505)        3,277
    Interest expense                                            (7,246)       (5,099)       (4,173)       (1,700)         (983)
    Other                                                                                    1,298
                                                             ---------     ---------     ---------     ---------     ---------
    (Loss) income before taxes                                 (23,894)      (10,599)       (5,992)      (12,205)        2,294
    Income tax benefit (expense)                                 8,487         3,786         2,390         5,010          (158)
                                                             ---------     ---------     ---------     ---------     ---------
    (Loss) earnings before discontinued operations,
       cumulative effect of change in accounting
       principle and extraordinary loss (1) (2)                (15,457)       (6,813)       (3,602)       (7,195)        2,136
    (Loss) earnings from discontinued
       operations (1)                                                         (2,320)           62           277           521
    Loss on disposal (1)                                        (7,238)      (18,576)
    Cumulative effect of change in
       accounting principle (2)                                                                           (3,132)
    Extraordinary loss on early retirement
       of debt                                                    (151)
                                                             ---------     ---------     ---------     ---------     ---------
    Net (loss) earnings                                      $ (22,846)    $ (27,709)    $  (3,540)    $ (10,050)    $   2,657
    Dividends on preferred stock                                   280
                                                             ---------     ---------     ---------     ---------     ---------
    Net (loss) earnings available for common
       shareholders                                          $ (23,126)    $ (27,709)    $  (3,540)    $ (10,050)    $   2,657
                                                             =========     =========     =========     =========     =========

PER SHARE AMOUNTS (3):
    Earnings per common share - basic:
    (Loss) earnings before discontinued operations,
       accounting change and extraordinary item              $   (1.54)    $   (0.69)    $   (0.39)    $   (0.79)    $    0.26
    (Loss) earnings from discontinued operations                    --         (0.23)         0.01          0.03          0.07
    Loss on disposal                                             (0.71)        (1.88)           --            --            --
    Cumulative effect of accounting change                          --            --            --         (0.36)
    Extraordinary loss on early retirement of debt               (0.01)           --            --            --            --
                                                             =========     =========     =========     =========     =========
    Net (loss) earnings                                      $   (2.26)    $   (2.80)    $   (0.38)    $   (1.12)    $    0.33
                                                             =========     =========     =========     =========     =========

Earnings per common share - assuming dilution:
    (Loss) earnings before discontinued operations,
       accounting change and extraordinary item              $   (1.54)    $   (0.69)    $   (0.39)    $   (0.79)    $    0.25
    (Loss) earnings from discontinued operations                    --         (0.23)         0.01          0.03          0.06
    Loss on disposal                                             (0.71)        (1.88)           --            --            --
    Cumulative effect of accounting change                          --            --            --         (0.36)           --
    Extraordinary loss on early retirement of debt               (0.01)           --            --            --            --
                                                             =========     =========     =========     =========     =========
    Net (loss) earnings                                      $   (2.26)    $   (2.80)    $   (0.38)    $   (1.12)    $    0.31
                                                             =========     =========     =========     =========     =========

PRO FORMA AMOUNTS (2) (3):
    Net earnings                                                                                                     $     194
                                                                                                                     =========
    Earnings per share - basic                                                                                       $    0.02
                                                                                                                     =========
    Earnings per share - assuming dilution                                                                           $    0.02
                                                                                                                     =========
OTHER DATA:
Research and development
    Funded by the Company                                    $   4,350     $   3,383     $   4,394     $   1,916     $   1,419
    Costs incurred on funded contracts                       $   7,642     $  10,066     $   7,383     $   8,588     $   4,722

                                                                 AS OF DECEMBER 31,
                                                1999        1998        1997        1996        1995
                                                ----        ----        ----        ----        ----
                                                               (DOLLARS IN THOUSANDS)
Balance sheet data:
Assets:
    Current assets                            $ 52,907    $ 62,424    $ 73,409    $ 44,280    $ 29,211
    Property and equipment - net                13,947      21,495      18,666      17,462      10,476
    Deferred income taxes                       33,438      20,550       4,477       1,782         812
    Deferred costs                               4,898       2,628       3,137         929       6,206
    Intangibles - net                            1,788       3,452       3,701       3,832       3,758
    Other                                          362         430         498         731       1,800
    Net assets of discontinued operations                               13,471      13,926      13,166
                                              --------    --------    --------    --------    --------
Total assets                                  $107,340    $110,979    $117,359    $ 82,942    $ 65,429
                                              ========    ========    ========    ========    ========

Liabilities:
    Current liabilities                       $ 47,895    $ 45,176    $ 24,754    $ 21,075    $  8,142
    Long-term debt                              53,820      47,233      46,963      24,680      11,200
                                              --------    --------    --------    --------    --------
Total liabilities                              101,715      92,409      71,717      45,755      19,342
Redeemable convertible preferred stock           2,250
Shareholders' equity (4)                         3,375      18,570      45,642      37,187      46,087
                                              --------    --------    --------    --------    --------
Total liabilities and shareholders' equity    $107,340    $110,979    $117,359    $ 82,942    $ 65,429
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


     Since its founding in 1975, the Company's historic core business has been as a government and defense contractor. Additionally, commencing with acquisitions and commercial product developments since 1993, the Company became a supplier of seating systems for rail and other mass transit vehicles and a new entrant in the manufacture of new commercial airliner seating. Utilizing its proprietary safety technology, the Company has introduced crashworthy systems for a variety of vehicles and aircraft and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure ("ITS").



     In 1993 and 1994, the Company pursued an acquisition strategy designed to enable the Company to exploit its energy absorption technology within the commercial airline seating business. In 1993, it acquired an airline passenger seat reupholstery and refurbishing business, which provided certain FAA certifications and seat assembly capacity. In 1994, it acquired two competing companies in the rail and mass transit seating business, which provided large scale manufacturing capacity synergistic with the airline seating business. In 1996, the Company entered the commercial airline seating market. In 1998, the Company decided to discontinue its rail and mass transit businesses when its commercial airline seating business no longer needed the manufacturing capacity supplied by these operations, and it sold these businesses in 1999. In late 1999 the Company decided to sell its commercial airline seating business to concentrate on more profitable businesses.


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


RESULTS OF CONTINUING OPERATIONS                         YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                1999             1998             1997
                                              ---------        ---------        ---------
(Dollars in Thousands)
REVENUE:
     Commercial Transportation Products       $  83,603        $  64,749        $  36,997
     Government and Defense                      47,588           35,877           30,348
     Other                                          201               19               17
                                              ---------        ---------        ---------
        Total                                 $ 131,392        $ 100,645        $  67,362
                                              =========        =========        =========

GROSS MARGIN:
     Commercial Transportation Products       $  14,775        $   4,141        $   4,781
     Government and Defense                      13,432           10,760           10,792
     Other                                          201               20                8
                                              ---------        ---------        ---------
        Total                                 $  28,408        $  14,921        $  15,581
                                              =========        =========        =========

ADMINISTRATIVE EXPENSES:
     Commercial Transportation Products       $  14,744        $   9,842        $   7,207
     Government and Defense                      10,360            9,225           10,096
     Other                                        1,575            1,354            1,395
                                              ---------        ---------        ---------
        Total                                 $  26,679        $  20,421        $  18,698
                                              =========        =========        =========

OPERATING (LOSS)/INCOME:
     Commercial Transportation Products       $ (18,296)       $  (5,701)       $  (2,427)
     Government and Defense                       3,072            1,536              696
     Other                                       (1,424)          (1,335)          (1,386)
                                              ---------        ---------        ---------
        Total                                 $ (16,648)       $  (5,500)       $  (3,117)
                                              =========        =========        =========


LIQUIDITY AND CAPITAL RESOURCES

     The Company defines liquidity as the ability to access cash to meet operating and capital needs. The Company's primary source of cash in the 1999 period was from financing activities.


     The Company's ability to fund working capital requirements and debt service during the next year will be dependent upon improved cash flow from the remaining operating units. Following the 1999 restructuring, the remaining operations have a recent history of profitability and positive cash flow. The Company has significantly reduced it's working capital needs and believes that existing availability under its RLC is adequate to fund its operations. The Company is continuing to work with it's investment banker to address the September 2000 maturity of the $5.0 million Term Note. The alternatives currently being considered include repayment of the note through a combination of cash flow and availability under the RLC, refinance the note through an expansion of a banking facility or a new note, work with the note holder to extend the note beyond the current due date until one of the above is accomplished or strategic asset sales or technology licensing.


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


     On December 30, 1999, the Company executed an agreement with an accredited investor for two Senior Secured Notes in the amounts of $5,000,000 (the "Term Note A") and $15,000,000 (the "Term Note B") (together the "Term Notes") and a warrant to purchase 850,000 shares of common stock at $5.00 per share. The warrant is immediately exercisable and expires in 7 years. The Term Note A matures on September 30, 2000, accrues interest payable monthly at 15% and provides for an additional monthly bridge fee of $25,000. The Term Note A may be redeemed with a 30 day notice at any time without penalty. The Term Note B matures on June 30, 2003 and provides for cash interest to be paid monthly at 12.25% and interest which is to be capitalized into the note principal balance at 3% per annum. The Term Note B may be redeemed with a 30 day notice at certain specified redemption prices plus accrued interest payable to the redemption date.


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


     Operating activities required the use of $8.8 million of cash during the year ended December 31, 1999, compared to the use of $19.2 million of cash during the same period in 1998. Cash used for operating activities in 1999 was primarily used to fund operating losses and working capital needs of businesses disposed of during the year. With regard to operating units retained by the company, cash was utilized primarily to fund contract and trade receivables noted above.

     Investing activities required the use of $3.9 million of cash during the year ended December 31, 1999. Approximately $2.8 million was used for capital improvements and the amounts were equally split between the two operating segments. In the second quarter of 1999, the Company sold real property in a sale and leaseback transaction. The sale generated net cash proceeds of $2.4 million that was used to pay down the revolving line of credit at that time.

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


     Administrative expenses for the year ended December 31, 1999 increased 31% to $26.7 million from $20.4 million for the comparable period in 1998. As a percent of sales, administrative expenses remained at 20%. Commercial Transportation Products administrative expenses increased $4.9 million or 50% and as a percentage of sales increased to 18% from 15% primarily due to sales growth in these businesses. Government and Defense administrative expenses increased $1.1 million or 12% and is related to the 29% increase in internally funded research and development expenses to $4.4 million from $3.4 million in the comparable 1998 period. Government and Defense administrative expenses as a percentage of sales decreased to 22% from 26% and is attributable to increased sales. Corporate operating expenses increased $221,000 or 16% as compared to the comparable period in 1998. This increase is primarily attributable to an increase in legal expenses principally related to the Company's claim of patent infringement on its ITS(R).



     In December 1999, management of the Company, with the approval of the board of directors, committed itself to a plan of restructuring and recorded a charge to income of $18.4 million. The plan of restructuring included a refinancing of its outstanding bank line of credit and certain term notes and the divestiture of the Company's new airline seat manufacturing operation. The Company completed the sale of substantially all the assets of the airline seat manufacturing operation in January 2000 and closed the operating facility at that time terminating approximately 300 management and production employees. Total proceeds from the sale was approximately $21.9 million and included the assumption of liabilities of approximately $11.6 million and resulted in a loss on sale of $10.3 million. The remaining restructuring charge is comprised of severance costs of $1.6 million, $2.5 million related to the abandonment of leased operating facilities and equipment, $2.3 million related to the write down to net realizable value for inventory and fixed assets and $1.6 million in recognition of additional liabilities related primarily to outstanding purchase order commitments which were non-cancelable. The Company expects cash flow savings as a result of not having to fund continued operating losses to offset the cash required in implementing the restructuring plan within the first year. The airline seat manufacturing operation had sales of $41.9 million, $32.0 million and $ 27.7 million and operating losses of $25.4 million, $14.5 million and $3.3 million during the years ended 1999, 1998 and 1997, respectively.


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

RISKS AND UNCERTAINTIES IN THE BUSINESS


     Projected operating results will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows. The Company's liquidity and available working capital will be dependent upon cash flow from operations, availability of funds under its credit agreement, and extensions or refinancings of certain indebtedness or, potentially, proceeds from asset sales or licensing. Other factors pertinent to the Company's ability to meet its current and five year financial projections include its leveraged status and the level and cost of debt; success in efforts to reduce fixed expenses and improve cash flows; ability to maintain margins or grow volumes in its automotive segment; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; competition and competitive pressures on pricing including from first tier supplier partners; customer order patterns and seasonality; the cyclical nature of the automobile industry and other markets addressed by the Company's products; the level and makeup of military expenditures; the costs of legal proceedings; contract mix and shifting production and delivery schedules among the Company's two business segments; amount of resources committed to independent research and development from time to time; proof of concept and production validation of certain of the Company's new technologies and proposed products; technological changes; the level of orders which are received and can be shipped and invoiced in a quarter; manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base, and economic conditions in the United States and worldwide markets.


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


     At December 31, 1999, the Company had $12.8 million in short-term borrowings outstanding and $68.0 million in long-term debt outstanding after giving effect to the $2.3 million original issue discount. Of the long-term debt outstanding, $63.0 million is fixed-rate debt and, accordingly, does not expose the Company to risk of earnings loss due to changes in market interest rates (see Note 7 to the Company's Consolidated Financial Statements). While the remaining $5 million of long-term debt was at a variable rate, it's retirement in February 2000 eliminated any significant exposure to the Company to interest rate risk. The short-term borrowings of $12.8 million are variable rate obligations.


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
     issued 11,103,827 and 9,915,391                                                     111,038                99,154
   Additional paid-in capital                                                         59,987,309            51,742,593
   Accumulated deficit                                                               (56,384,215)          (33,452,571)
   Accumulated other comprehensive income                                               (339,226)              180,485
                                                                                   -------------         -------------
     Total shareholders' equity                                                        3,374,906            18,569,661
                                                                                   -------------         -------------
     TOTAL                                                                         $ 107,340,101         $ 110,979,081
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
                                                               =============         =============         =============

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME THREE YEARS ENDED DECEMBER 31, 1999


                                                                                  Additional            Accumulated
                                                    Common Stock                    Paid-In              (Deficit)
                                              Shares             Amount             Capital              Earnings
                                              ------             ------             -------              --------
BALANCE, January 1, 1997                     8,992,598          $ 89,926          $39,031,453          $ (1,966,296)
 Net loss                                                                                                (3,539,526)
 Issuance of Common shares                     178,601             1,786            2,059,132
 Conversion of Series C 10% Senior
   Subordinated Convertible Notes              679,633             6,796            9,586,245
 Tax benefit from options exercised                                                   433,000
 Currency translation adjustment
                                            ----------          --------          -----------          ------------

BALANCE, December 31, 1997                   9,850,832            98,508           51,109,830            (5,505,822)

 Net loss                                                                                               (27,708,513)
 Issuance of common shares                      64,559               646              622,763
 Recognition of Minimum                                                                                    (238,236)
      Pension Liability
 Tax benefit from options exercised                                                    10,000
 Currency translation adjustment
                                            ----------          --------          -----------          ------------

BALANCE, December 31, 1998                   9,915,391            99,154           51,742,593           (33,452,571)

 Net loss                                                                                               (22,846,755)
 Issuance of common shares                     111,362             1,114            1,538,362
 Conversion of redeemable convertible
      Series A Preferred Stock and
      accrued dividends thereon              1,077,074            10,770            4,382,354
 Preferred Stock dividends                                                                                 (279,536)
 Minimum pension liability adjustment                                                                       194,647
 Warrants Issued                                                                    2,300,000
 Tax benefit from options exercised                                                    24,000
 Currency translation adjustment
                                            ----------          --------          -----------          ------------
BALANCE, December 31, 1999                  11,103,827          $111,038          $59,987,309          $(56,384,215)
                                            ==========          ========          ===========          ============



                                           Accumulated               Total
                                       Other Comprehensive        Shareholders'          Comprehensive
                                             Income                  Equity                 Income
                                            ----------               ------                 ------
BALANCE, January 1, 1997                    $  32,414             $37,187,497
 Net loss                                                          (3,539,526)          $ (3,539,526)
 Issuance of  Common shares                                         2,060,918
 Conversion of Series C 10% Senior
   Subordinated Convertible Notes                                   9,593,041
 Tax benefit from option exercises                                    433,000
 Currency translation adjustment              (92,524)                (92,524)               (92,524)
                                            ---------             -----------           ------------

BALANCE, December 31, 1997                    (60,110)             45,642,406           $ (3,632,050)
                                                                                        ============
 Net loss                                                         (27,708,513)          $(26,540,513)
 Issuance of common shares                                            623,409
 Recognition of Minimum                                              (238,236)              (238,236)
      Pension Liability
 Tax benefit from options exercised                                    10,000
 Currency translation adjustment              240,595                 240,595                240,595
                                            ---------             -----------           ------------

BALANCE, December 31, 1998                    180,485              18,569,661           $(26,538,154)
                                                                                        ============
 Net loss                                                         (22,846,755)          $(22,846,755)
 Issuance of common shares                                          1,539,476
 Conversion of redeemable convertible
      Series A Preferred Stock and
      accrued dividends thereon                                     4,393,124
 Preferred Stock dividends                                           (279,536)              (279,536)
 Minimum pension liability adjustment                                 194,647                194,647
 Warrants Issued                                                    2,300,000
 Tax benefit from options exercised                                    24,000
 Currency translation adjustment             (519,711)               (519,711)              (519,711)
                                            ---------             -----------           ------------
BALANCE, December 31, 1999                  $(339,226)            $3,374,906           $(23,451,355)
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
                                                            =============         =============       =============

SIMULA, INC. AND SUBSIDIARIES

THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Interest paid                                    $7,587,792    $5,534,092    $3,284,192
                                                 ==========    ==========    ==========
Taxes paid                                       $   36,513    $   41,200    $  125,900
                                                 ==========    ==========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

In 1999, $5,250,000 of Series A Preferred
  Stock plus accrued dividends of $175,234 were exchanged for 1,077,074 shares of common stock.

Tax benefits from exercise of stock options      $   24,000    $   10,000    $  433,000
                                                 ==========    ==========    ==========
In 1997, $9,550,000 of Series C 10% Senior
  Subordinated Convertible Notes and accrued
  interest of $475,548 less deferred net
  issuance costs of $432,507 were exchanged
  for 679,633 shares of common stock.                                        $9,593,041
                                                                             ==========
Property and equipment acquired under capital leases                         $  396,411
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


     The $5,000,000 Senior Secured term note payable with the asset based lender was retired on February 2, 2000 with proceeds received from the sale of the Company's airline new seat manufacturing operation. Two Senior Secured Notes in the amounts of $5,000,000 (the "Term Note A") and $15,000,000 (the "Term Note B") (together the "Term Notes") were issued with a warrant to purchase 850,000 shares of common stock at $5.00 per share. The warrant is immediately exercisable and will expire in 7 years. The Company has recorded an original issue discount related to the stock warrant of $2,300,000 and shall be amortized over the term of the underlying notes using the effective interest method. The Term Note A matures on September 30, 2000, accrues interest payable monthly at 15% and provides for an additional monthly bridge fee of $25,000. The Term Note A may be redeemed with a 30 day notice at any time without penalty. The Term Note B matures on June 30, 2003 and provides for cash interest to be paid monthly at 12.25% and interest which is to be capitalized into the note principal balance at 3% per annum. The Term Note B may be redeemed with a 30 day notice at certain specified redemption prices plus accrued interest payable to the redemption date.


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

     The aggregate principal payments required after amortization of the original issue discount for the five years subsequent to December 31, 1999 are:


           2000                  $11,908,303
           2001                      792,114
           2002                      640,443
           2003                   19,280,954
           2004                   34,535,945
           Thereafter                870,721
                                 -----------
            Total                $68,028,480
                                 ===========

    Interest expense for the years ended December 31 is comprised of the following:

                                                   1999              1998              1997
                                                   ----              ----              ----
Interest                                        $6,847,559        $5,234,857        $4,342,715
Amortization of deferred financing costs           846,808           801,836           725,147
                                                ----------        ----------        ----------
Interest expense                                $7,694,367        $6,036,693        $5,067,862
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


11.  OTHER INCOME

     Other income for the year ended December 31, 1997 represents the net gain on real estate transactions.

12.  INCOME TAXES

     The income tax (benefit) provision for the years ended December 31 are as follows:

                                                    1999                1998                 1997
                                                    ----                ----                 ----
Current                                         $     50,000         $     36,000         $    431,000
Deferred                                         (12,466,000)         (15,483,000)          (2,695,000)
                                                ------------         ------------         ------------
    (Benefit) provision for income taxes        $(12,416,000)        $(15,447,000)        $ (2,264,000)
                                                ============         ============         ============

                                                                         1999          1998           1997
                                                                         ----          ----           ----
     Federal statutory income tax rate                                   34.0%         34.0%          34.0%
     State income taxes                                                   1.7           2.1            5.3
     Tax credits and other                                               ( .5)         ( .7)          ( .3)
                                                                         ----          ----           ----
         Effective rate                                                  35.2%         35.4%          39.0%
                                                                         ====          ====           ====

The provision for deferred income taxes consists of the following:

                                                 1999                  1998                  1997
                                                 ----                  ----                  ----
Accruals and reserves                        $   (922,000)        $(11,257,000)        $   (448,000)
Depreciation and amortization expense            (880,000)             371,000              554,000
Net operating loss carryforward               (10,575,000)          (4,656,000)          (2,425,000)
Minimum tax credit carryforwards                 (199,000)            (226,000)            (376,000)
Change in valuation allowance                     110,000              285,000
                                             ------------         ------------         ------------
  Total                                      $(12,466,000)        $(15,483,000)        $ (2,695,000)
                                             ============         ============         ============


The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:


                                                                   1999                1998
                                                                   ----                ----
Current:
  Net operating loss carryforwards                             $(10,026,000)       $  1,380,000
  Extraordinary loss                                              7,536,000
  Accrued vacation and self insurance                               356,000             489,000
  Inventory and warranty reserves                                 1,119,000           1,004,000
  Other                                                           3,636,000             300,000
                                                               ------------        ------------
   Total current deferred tax asset                               2,621,000           3,173,000
                                                               ------------        ------------

Long-term:
  Excess of tax over book depreciation and amortization              19,000            (861,000)
  Net operating loss carryforwards                               31,988,000           9,848,000
  Minimum tax credit carryforward                                   963,000             764,000
  Deferred start-up costs                                           313,000             313,000
  Discontinued Operations                                                --          10,385,000
  Other                                                             155,000             101,000
                                                               ------------        ------------
   Total long-term deferred tax asset                            33,438,000          20,550,000
                                                               ------------        ------------
   Net deferred tax asset                                      $ 36,059,000        $ 23,723,000
                                                               ------------        ------------


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


                                                                                1999
                                          ------------------------------------------------------------------------------
                                                                Commercial
                                            Government         Transportation
                                            and Defense          Products                Other                 Total
                                            -----------          --------                -----                 -----
Revenue:
    Contract revenue                      $  46,871,663                                                    $  46,871,663
    Product sales:
      Airline seat systems                                        51,313,904                                  51,313,904
      Automotive safety systems                                   31,372,799                                  31,372,799
      Other                                     716,712                              $     201,123               917,835
    Technology sales and royalties                                   916,225                                     916,225
                                          -------------        -------------         -------------         -------------
      Total revenue                       $  47,588,375        $  83,602,928         $     201,123         $ 131,392,426
                                          =============        =============         =============         =============
Operating (loss) income                   $   3,072,246        $ (18,295,659)        $  (1,424,833)        $ (16,648,246)
Identifiable assets                          32,871,455           29,377,329            45,091,317           107,340,101
Depreciation and amortization                 1,258,134            3,323,170             1,226,259             5,807,563
Capital expenditures                          1,521,939            1,262,161                16,276             2,800,376

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