Form 10-Q
period 2000-03-31
SIMULA INC
filed 2000-05-15
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended      MARCH 31, 2000      or



[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                 Yes         X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                  Outstanding at March 31, 2000

Common Stock, $.01 par value                              11,103,827

   PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS.

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2000                 1999
                                                                                  -------------        -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $     988,800        $   5,223,236
   Contract and trade receivables - Net                                              28,441,956           24,756,984
   Inventories                                                                        9,468,531            7,540,570
   Deferred income taxes                                                              2,621,000            2,621,000
   Prepaid expenses and other                                                         1,000,476              728,772
   Net assets held for sale                                                                  --           12,036,242
                                                                                  -------------        -------------
     Total current assets                                                            42,520,763           52,906,804
PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS - Net                                 13,301,446           13,947,099
DEFERRED INCOME TAXES                                                                33,334,000           33,438,000
DEFERRED FINANCING COSTS                                                              4,601,184            4,897,773
INTANGIBLES - Net                                                                     1,833,763            1,788,057
OTHER ASSETS                                                                            326,892              362,368
                                                                                  =============        =============
     TOTAL                                                                        $  95,918,048        $ 107,340,101
                                                                                  =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Revolving line of credit                                                       $  10,562,212        $  12,751,595
   Trade accounts payable                                                             4,619,372            6,104,583
   Accrued restructuring costs                                                        5,428,405            6,742,000
   Other accrued liabilities                                                          7,007,132            8,267,305
   Advances on contracts                                                              3,211,419            2,121,232
   Current portion of long-term debt                                                  5,845,082           11,908,303
                                                                                  -------------        -------------
     Total current liabilities                                                       36,673,622           47,895,018
LONG-TERM DEBT - Less current portion                                                53,776,401           53,820,177
                                                                                  -------------        -------------
     Total liabilities                                                               90,450,023          101,715,195
                                                                                  -------------        -------------

REDEEMABLE CONVERTIBLE 6% SERIES A PREFERRED STOCK,
     $.05 par value - issued 2,250 shares                                             2,250,000            2,250,000
                                                                                  -------------        -------------

SHAREHOLDERS' EQUITY
   Preferred stock, $.05 par value - authorized 50,000,000 shares;
     issued 2,250 shares redeemable convertible 6% series A preferred stock
   Common stock, $.01 par value - authorized, 50,000,000 shares;
     issued 11,103,827                                                                  111,038              111,038
   Additional paid-in capital                                                        59,987,309           59,987,309
   Accumulated deficit                                                              (56,226,065)         (56,384,215)
   Accumulated other comprehensive income                                              (654,257)            (339,226)
                                                                                  -------------        -------------
     Total shareholders' equity                                                       3,218,025            3,374,906
                                                                                  -------------        -------------
     TOTAL                                                                        $  95,918,048        $ 107,340,101
                                                                                  =============        =============


                 See notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         --------------------------------

                                                             2000                1998
                                                         ------------        ------------
Revenue                                                  $ 24,558,858        $ 31,928,262

Cost of revenue                                            16,545,671          23,414,109
                                                         ------------        ------------

Gross margin                                                8,013,187           8,514,153

Administrative expenses                                     5,453,741           6,049,844
                                                         ------------        ------------

Operating income                                            2,559,446           2,464,309

Interest expense                                           (2,263,638)         (1,656,040)
                                                         ------------        ------------

Income before taxes                                           295,808             808,269

Income tax expense                                           (104,000)           (324,000)
                                                         ------------        ------------

Net income                                                    191,808             484,269

Preferred stock dividends                                      33,658                  --
                                                         ------------        ------------

Income available to common stockholders income           $    158,150        $    484,269
                                                         ============        ============

Income (loss) per common share - basic                   $       0.01        $       0.05

Income (loss) per common share - assuming dilution       $       0.01        $       0.05

                 See notes to consolidated financial statements

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000



                                                                                           Accumulated
                                      Common Stock            Additional                     Other          Total
                                  ---------------------        Paid-in      Accumulated  Comprehensive  Shareholders'  Comprehensive
                                    Shares     Amount          Capital        Deficit        Income        Equity         Income
                                  ----------  ---------      ------------  -------------   ----------     -----------    ----------
BALANCE, January 1, 2000          11,103,827  $ 111,038      $ 59,987,309  $ (56,384,215)  $ (339,226)    $ 3,374,906

Net earnings (loss)                                                              191,808                      191,808     $ 191,808

Preferred Stock Dividends                                                        (33,658)                     (33,658)

Currency translation adjustment                                                              (315,031)       (315,031)     (315,031)
                                  ----------  ---------      ------------  -------------   ----------     -----------    ----------

BALANCE, March 31, 2000           11,103,827  $ 111,038      $ 59,987,309  $ (56,226,065)  $ (654,257)    $ 3,218,025    $ (123,223)
                                  ==========  =========      ============  =============   ==========     ===========    ==========




                 See notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                        --------------------------------

                                                                                            2000                1999
                                                                                        ------------        ------------
Cash flows used for operating activities:
     Net income                                                                         $    191,808        $    484,269
     Adjustment to reconcile net income to net cash used by operating activities:
          Depreciation and amortization                                                    1,194,748           1,377,693
          Deferred income taxes                                                              104,000             324,000
          Capitalized interest                                                               114,040
          Currency translation adjustment                                                   (315,031)           (515,820)
     Changes in net assets and liabilities:
          Contract and trade receivables - net of advances                                (2,594,785)         (3,446,987)
          Inventories                                                                     (1,927,961)         (1,447,363)
          Prepaid expenses and other                                                        (271,704)           (167,737)
          Other assets                                                                        35,476            (127,224)
          Net assets held for sale                                                           677,582          (2,047,803)
          Trade accounts payable                                                          (1,485,200)         (1,522,522)
          Restructuring reserve                                                           (1,313,595)
          Other accrued liabilities                                                       (1,260,173)           (175,911)
                                                                                        ------------        ------------
               Net cash used by operating activities                                      (6,850,795)         (7,265,405)
                                                                                        ------------        ------------

Cash flows used by investing activities:
     Proceeds from sale                                                                   11,358,660
     Purchase of property and equipment                                                      (99,994)           (693,815)
     Costs incurred to obtain intangibles                                                   (140,363)           (478,951)
                                                                                        ------------        ------------
               Net cash used in investing activities                                      11,118,303          (1,172,766)
                                                                                        ------------        ------------

Cash flows from financing activities:
     Net borrowings under line of credit                                                  (2,189,383)          3,200,000
     Principal payments under other debt arrangements                                     (6,278,903)           (692,181)
     Dividends paid                                                                          (33,658)
     Issuance of common shares                                                                    --             238,048
     Issuance of preferred shares                                                                 --           7,500,000
                                                                                        ------------        ------------
               Net cash provided by financing activities                                  (8,501,944)         10,245,867
                                                                                        ------------        ------------

Net (decrease) increase in cash and cash equivalents                                      (4,234,436)          1,807,696

Cash and cash equivalents at beginning of period                                           5,223,236             933,462
                                                                                        ------------        ------------

Cash and cash equivalents at end of period                                              $    988,800        $  2,741,158
                                                                                        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                      $  1,095,295        $  2,276,540
                                                                                        ============        ============

     Taxes paid                                                                                             $      9,900
                                                                                                            ============


                 See notes to consolidated financial statements

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

         The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


NOTE 2 - INVENTORIES:

         At March 31, 2000 and December 31, 1999, inventories consisted of the following.

                            MARCH 31,       DECEMBER 31,
                              2000             1999
                           ----------       ----------
Raw materials              $6,238,029       $5,101,426
Work in process             2,655,498        1,967,397
Finished goods                575,004          471,747
                           ----------       ----------

   Total inventories       $9,468,531       $7,540,570
                           ==========       ==========

NOTE 3 - RESTRUCTURING

          In December 1999, management of the Company, with the approval of the board of directors, committed itself to a plan of restructuring and recorded a charge to income of $18.3 million. The plan of restructuring included a refinancing of its outstanding bank line of credit and certain term notes (Note 7) and the divestiture of the Company's new airline seat manufacturing operation. The Company entered into an agreement to sell substantially all the assets of the airline seat manufacturing operation in December 1999 and completed the transaction in January 2000 closing the operating facility at that time terminating approximately 300 management and production employees. During the three months ended March 31, 2000, the Company has incurred and paid total restructuring costs of approximately $1.3 million which is substantially comprised of employee severance benefits.

NOTE 4 - SEGMENT REPORTING

         The Company is a holding company for wholly owned subsidiaries which operate in two business segments. The Commercial Products segment includes operations which primarily manufacture inflatable restraints and related technology for automobiles, airline seating soft goods and polymer materials. The Government and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic armor and composites principally in connection with branches of the United States armed forces procurement. The remaining segment, entitled Other, represents general corporate operations.

         For the three month period ended March 31, 1999 and 1998 inter-segment sales were insignificant and total intercompany sales of $1,570,060 and $1,042,308, respectively, have been eliminated.

                                                                               2000
                                          ------------------------------------------------------------------------------
                                           Commercial             Government
                                           Products               and Defense            Other                  Total
                                          ------------            -----------          ----------           ------------
Revenue:
    Contract revenue                                              $10,894,185                               $ 10,894,185
    Product sales:
      Airline seat systems                $  5,421,927                                                         5,421,927
      Automotive safety systems              7,820,985                                                         7,820,985
      Other                                     89,117                                                            89,117
    Technology sales and royalties             270,220                62,424                                     332,644
                                          ------------            -----------          ----------           ------------
      Total revenue                       $ 13,602,249            $10,956,609          $        -           $ 24,558,858
                                          ============            ===========          ==========           ============

Operating (loss) income                   $  1,844,694            $ 1,052,014          $ (337,262)          $  2,559,446



                                                                              1999
                                          ------------------------------------------------------------------------------
                                           Commercial             Government
                                           Products               and Defense            Other                  Total
                                          ------------            -----------          ----------           ------------
Revenue:
    Contract revenue                                              $11,486,941                               $ 11,486,941
    Product sales:
      Airline seat systems                $ 12,913,286                                                        12,913,286
      Automotive safety systems              7,039,742                                                         7,039,742
      Other                                                           317,604                                    317,604
    Technology sales and royalties             170,689                                                           170,689
                                          ------------            -----------          ----------           ------------
      Total revenue                       $ 20,123,717            $11,804,545          $        -           $ 31,928,262
                                          ============            ===========          =========            ============

Operating (loss) income                   $    598,311            $ 2,385,447          $ (519,449)          $  2,464,309

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EARNINGS PER SHARE:

         The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three month period ended March 31, 2000, the effect of 1,965,812 shares to be issued upon conversion of the 8% Notes and 543,260 shares to be issued upon the conversion of the Redeemable Convertible Preferred Stock were not used in determining dilutive earnings per share because the result would be anit-dilutive. For the three month period ended March 31, 1999, the effects of 2,253,390 shares to be issued upon conversion of the 8% Notes and the 10% Notes were not used for computing dilutive earnings per share because the result would be anti-dilutive.

                                                    Three Months Ended March 31,
                                                    -----------------------------
                                                       2000              1999
                                                    -----------       -----------
Net Earnings                                        $   191,808       $   484,269
Dividends on preferred stock                             33,658
                                                    -----------       -----------
Net earnings available to common stockholders       $   158,150       $   484,269
                                                    ===========       ===========



 Basic weighted average shares outstanding           11,180,685         9,919,221
 Effect of dilutive securities                           21,132           108,301
                                                    -----------       -----------
 Diluted weighted average shares outstanding         11,201,817        10,027,522
                                                    ===========       ===========


 Basic per share amounts                            $      0.01       $      0.05
                                                    ===========       ===========

 Diluted per share amounts                          $      0.01       $      0.05
                                                    ===========       ===========

                                  SIMULA, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL - The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three month period ended March 31, 2000 compared to the same periods in 1999. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements contained below should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

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

         Simula is a holding company for operating units in two business segments. The Commercial Products segment includes technology development, manufacturing and assembly operations for safety systems for automobiles and trucks, airline seating soft goods and polymer materials. The Company's Government and Defense segment includes technology development and manufacturing operations for military aircraft seating, armor, and crew safety systems sold principally to U.S. and foreign armed forces.

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

                                  SIMULA, INC.

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

         The Company's ability to fund working capital requirements and debt service during the next year will be dependent upon improved cash flow from the remaining operating units. Following the 1999 restructuring, the remaining operations have a recent history of profitability and positive cash flow. The Company has significantly reduced it's working capital needs and believes that existing availability under its RLC is adequate to fund its operations. The Company is continuing to work with it's investment banker to address the September 2000 maturity of the $5.0 million Term Note. The alternatives currently being considered include repayment of the note through a combination of cash flow and availability under the RLC, refinance the note through an expansion of a banking facility or a new note, work with the note holder to extend the note beyond the current due date until one of the above is accomplished, or strategic asset sales or technology licensing.

         Company believes it has sufficient manufacturing capacity, at March 31, 2000, to meet its anticipated future delivery requirements.

         The Company may, however, seek to obtain additional capital should demand for it's products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's products and technologies.

         The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $2.6 million for the three months ended March 31, 2000. This increase is primarily due to a $1.9 million increases within the Commercial Products segment and is attributable to increased volume of the ITS and amounts receivable in relation to the sale of the airline seating system product line. Net receivables in the Government and Defense segment increased $0.7 million due timing of contract billing provisions and actual costs incurred.

         Operating activities required the use of $6.9 million of cash during the three months ended March 31, 2000, compared to the use of $7.3 million of cash during the same period in 1999. Cash used by operating activities in the 2000 period was primarily used to increase accounts receivable (discussed above) and inventories, reduce accounts payable and restructuring and accrued liabilities. Cash used by operating activities in 1999 included approximately $2.1 million used in its discontinued operation.

         Investing activities provided $11.1 million principally from the sale of the Company's new airline seating systems product line.

         Financing activities used $8.5 million of cash during the three months ended March 31, 2000 as a result of the Company's use of proceeds received in the sale of its airline seating systems to retire $5 million in term debt and reduction of its line of credit and other scheduled principal reductions.

RESULTS FROM CONTINUING OPERATIONS

Three Months Ended March 31, 2000 Compared to 1999:

         Revenue for the three months ended March 31, 2000 decreased 23% to $24.6 million from $31.9 million for the comparable period in 1999 and is attributable to both of the Company's business segments. Commercial Products revenue decreased 32% to $13.6 million from $20.1 million principally due to a decrease in revenues related to airliner new seating systems as a result of Company's sale of this product line in January 2000. Airliner new seating systems revenue decreased to $4.3 million for the three months ended March 31, 2000 from $10.8 million in the comparable 1999 period. Government and Defense revenue decreased 7% to $11.0 million from $11.8 million. The decrease in Government and Defense revenue is primarily attributable to a decrease in the level of material as an overall component of costs incurred on contracts.

                                  SIMULA, INC.

         Gross margin for the three months ended March 31, 2000 decreased 11% to $7.6 million from $8.5 million for the comparable period in 1999. Gross margin as a percent of sales for the three months ended March 31, 2000 increased 4% to 31% from 27% Commercial Products gross margin decreased 27% to $3.8 million from $5.2 million and increased as a percent of sales to 28% from 26%. The change in Commercial Products gross margin is primarily attributable to disposal of the Company's airliner new seating system product line in January 2000. Government and Defense gross margin increased 15% to $3.8 million from $3.3 million and as a percent of sales increased to 35% from 28%. The increase in gross margin in Government and Defense is primarily attributable to the completion of contracts which generated additional contribution margin as a result of lower than expected overall costs.

         Administrative expenses for the three months ended March 31, 2000 decreased 16% to $5.0 million from $6.0 million for the comparable period in 1999. Commercial Products administrative expenses decreased 30% to $1.9 million from $2.8 million and is primarily attributable to the disposal of the Company's airliner new seating system product line in January 2000. Administrative expenses as a percentage of sales remained consistent between periods at 14%. Government and Defense administrative expenses increased 1% to $2.8 million from $2.7 million. Administrative expenses as a percentage of sales was 25% for the three month period ended March 31, 2000 as compared to 23% in the comparable 1999 period and is attributable to the decrease in revenue noted above.

         Interest expense increased 37% to $2.3 million for the three months ended March 31, 1999 from $1.7 million for the comparable period in 1999. The increase in interest expense is primarily attributable to the Company's increased cost of capital associated with its debt refinancing which was completed in December 1999 and an overall increase in outstanding borrowings.

         The effective income tax rate for the three month periods ended March 31, 2000 and 1999 approximated the Company's combined statutory rate of 35% and 40%, respectively.

Three Months Ended March 31, 1999 Compared to 1998:

         Revenue for the three months ended March 31, 1999 increased 42% to $31.9 million from $22.5 million for the comparable period in 1998. Commercial Transportation Products revenue increased 40% to $20.1 million from $14.4 million due to increased deliveries of ITS(R) and 16g Seats. Government and Defense revenue increased 45% to $11.8 million from $8.1 million primarily due to the timing of material costs incurred on contracts.

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

         Projected operating results will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows. The Company's liquidity and available working capital will be dependent upon cash flow from operations, availability of funds under its credit agreement, and extensions or refinancings of certain indebtedness or, potentially, proceeds from asset sales or licensing. Other factors pertinent to the Company's ability to meet its current and five year financial projections include its leveraged status and the level and cost of debt; reduction of fixed expenses; ability to maintain margins or grow volumes in its automotive segment; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; competition and competitive pressures on pricing including from first tier supplier partners; customer order patterns and seasonality; the cyclical nature of the automobile industry and other markets addressed by the Company's products; the level and makeup of military expenditures; the costs of legal proceedings; contract mix and shifting production and delivery schedules among the Company's two business segments; amount of resources committed to independent research and development from time to time; proof of concept and production validation of certain of the Company's new technologies and proposed products; technological changes; the level of orders which are received and can be shipped and invoiced in a quarter; manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base, and economic conditions in the United States and worldwide markets.

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

         The Company has assumed the defense and agreed to indemnify Coach and Car Equipment Corporation ("CCEC") in a lawsuit instituted in 1999. This obligation was assumed as part of the negotiated sale of the assets of CCEC which was completed in August 1999.

         CCEC was sued in Washington state court by Talgo, Inc., a customer of CCEC, on February 12, 1999. The lawsuit consisted of a motion for preliminary injunction, seeking specific performance under a contract between the parties for the provision by CEC of rail seats to Talgo, a complaint accompanying such motion seeking unspecified monetary damages stemming from alleged missed deliveries by CCEC and defects in seats previously shipped under the contract. CCEC disputed such allegation. AT the time the lawsuit was filed, Talgo had a $400,000 balance remaining to be paid to CCEC under the terms of the contract. Before CCEC filed an answer in the litigation, the parties entered into a stipulation settlement agreement that was entered with the court on March 18, 1999, pursuant to which the lawsuit was stayed pending performance by both parties under the settlement agreement and contract.

         CCEC believes that it has satisfied the terms of the settlement agreement and contract however, Talgo continues to withhold payment of the outstanding remaining balance to CCEC. As a result, settlement has been abandoned and the stay on the litigation has been lifted. CCEC has filed a counterclaim against Talgo for nonpayment of the receivable. This litigation is currently in the discovery phase.

         In addition, the Company is involved in other litigation in the ordinary course of business from time to time. The Company presently is not a party to any threatened or pending litigation, the negative outcome of which would be material to the Company.

                                  SIMULA, INC.

                                     PART IV

ITEM 6.       EXHIBITS AND REPORTS

a) The following Exhibits are included pursuant to Item 601 of Regulation S-K.

  NO.                                               DESCRIPTION                                            REFERENCE
  ---                                               -----------                                            ---------
   3.1      Articles of Incorporation of Simula, Inc., as amended and restated............................    (2)
   3.2      Bylaws of Simula, Inc., as amended and restated...............................................    (1)
   4.7      Indenture dated April 1, 1997, in connection with the Company's issuance of the 8%
            Senior Subordinated Convertible Notes due May 1, 2004.........................................   (15)
  10.11     1992 Stock Option Plan, as amended effective September 15, 1998...............................    (8)
  10.12     1992 Restricted Stock Plan....................................................................    (1)
  10.21     1994 Stock Option Plan, as amended effective September 15, 1998...............................    (8)
  10.26     Simula, Inc. Employee Stock Purchase Plan.....................................................    (2)
  10.29     Form of Change of Control Agreements, as amended, between the Company and Donald W.
            Townsend, Bradley P. Forst, and James A. Saunders.............................................    (6)
  10.30     Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P. Forst,
            and James A. Saunders.........................................................................    (7)
  10.32     Employment Agreement between the Company and James C. Dodd dated March 2, 1999................   (10)
  10.33     Change of Control Agreement between the Company and James C. Dodd dated March 2, 1999.........   (10)
  10.37     Simula, Inc. 1999 Incentive Stock Option Plan.................................................   (11)
  10.38     Amended and Restated Asset Purchase Agreement for the sale of Coach and Car Equipment
            Corporation, a wholly-owned subsidiary of the Company, dated August 31, 1999 and Note
            Refinancing Agreement dated October 21, 1999..................................................   (12)
  10.39     Promissory Note between the Company and Stanley P. Desjardins dated October 15, 1999 and
            Guarantees by Don and Nelda Townsend, James and Linda Saunders and Bradley and Teresa Forst
            dated November 2, 1999........................................................................   (13)
  10.40     Asset Purchase Agreement for the sale of Airline Interiors, Inc., a wholly-owned subsidiary
            of the Company, dated December 24, 1999.......................................................   (15)
  10.41     Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999..........   (15)
  10.42     Securities Purchase Agreement with Levine Leichtman Capital Partners II, L.P. dated
            December 31, 1999.............................................................................   (14)
  10.43     Employment Agreement between the Company and Joseph W. Coltman dated February 1, 2000.........   (15)
  10.44     Change of Control Agreement between the Company and Joseph W. Coltman dated February 1, 2000     (15)
  10.45     Promissory Note between the Company and Stanley P. Desjardins dated December 31, 1999,
            effective December 14, 1999...................................................................   (15)
  18.       Preference Letter re: change in accounting principles.........................................    (3)
  21.       Subsidiaries of the Company...................................................................
  24.       Powers of Attorney - Directors................................................................(5)(9)(15)
 *27.       Financial Data Schedule

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

                                  SIMULA, INC.

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

(15)     Filed with report on Form 10-K for the year ended December 31, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SIMULA, INC.



DATE:    May 15, 2000                             /s/  Donald W. Townsend
                                               ---------------------------------
                                               DONALD W. TOWNSEND
                                               President
                                               Chief Executive Officer


                                                  /s/  James C. Dodd
                                               JAMES C. DODD
                                               Executive Vice President
                                               Chief Financial Officer

                              EXHIBIT INDEX

Exhibits

  No.
-------
  27           Financial Data Schedule