Form 10-Q
period 2000-06-30
SIMULA INC
filed 2000-08-14
CIK 885080

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended
               JUNE 30, 2000                      or



     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _________


               Commission file number                       1-12410



                                  SIMULA, INC.

--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            ARIZONA                                           86-0320129
--------------------------------                     ---------------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)


2700 NORTH CENTRAL AVENUE, SUITE 1000, PHOENIX, ARIZONA                 85004
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

                 Yes         X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                                Outstanding at June 30, 2000
------------------------------                      ----------------------------
Common Stock, $.01 par value                                 11,418,200

                                  SIMULA, INC.


                                     INDEX



PART I - FINANCIAL INFORMATION


                                                                           PAGE
Item 1 - Financial Statements

         Consolidated Balance Sheets
              June 30, 2000 and December 31, 1999 ....................         2

         Consolidated Statements of Operations
              Three and Six Months Ended June 30, 2000 and 1999 ......         3

         Consolidated Statement of Shareholders' Equity
              Six Months Ended June 30, 2000 .........................         4

         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2000 and 1999 ................         5

         Notes to Interim Consolidated Financial Statements ..........    6 - 10

Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition ..........   11 - 15


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports ........................................        16

SIGNATURES ...........................................................        17

               PART I - FINANCIAL INFORMATION

               Item 1.  Financial Statements.

                                  SIMULA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,             December 31,
                                                                                      2000                  1999
                                                                                  -------------         -------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                        $     851,585         $   5,223,236
 Contract and trade receivables - Net                                                23,986,777            24,756,984
 Inventories                                                                          8,594,572             7,540,570
 Deferred income taxes                                                                2,621,000             2,621,000
 Prepaid expenses and other                                                             829,362               728,772
 Net assets held for sale                                                                                  12,036,242
                                                                                  -------------         -------------
    Total current assets                                                             36,883,296            52,906,804
PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS - Net                                 12,607,795            13,947,099
DEFERRED INCOME TAXES                                                                33,103,000            33,438,000
DEFERRED FINANCING COSTS                                                              4,272,499             4,897,773
INTANGIBLES - Net                                                                     1,801,128             1,788,057
OTHER ASSETS                                                                            375,222               362,368
                                                                                  -------------         -------------
    TOTAL                                                                         $  89,042,940         $ 107,340,101
                                                                                  =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Revolving line of credit                                                         $   5,923,817         $  12,751,595
 Trade accounts payable                                                               5,356,455             6,104,583
 Accrued restructuring costs                                                          3,066,362             6,742,000
 Other accrued liabilities                                                            6,382,799             8,267,305
 Advances on contracts                                                                1,896,163             2,121,232
 Current portion of long-term debt                                                    5,986,358            11,908,303
                                                                                  -------------         -------------
    Total current liabilities                                                        28,611,954            47,895,018
LONG-TERM DEBT - Less current portion                                                54,378,434            53,820,177
                                                                                  -------------         -------------
    Total liabilities                                                                82,990,388           101,715,195
                                                                                  -------------         -------------

REDEEMABLE CONVERTIBLE 6% SERIES A PREFERRED STOCK,
    $.05 par value - issued 1,900 shares                                              1,900,000             2,250,000
                                                                                  -------------         -------------

SHAREHOLDERS' EQUITY
 Preferred stock, $.05 par value - authorized 50,000,000 shares;
    issued 1,900 shares redeemable convertible 6% series A preferred stock
 Common stock, $.01 par value - authorized, 50,000,000 shares;
    issued 11,418,200 and 11,103,827, respectively                                      114,181               111,038
 Additional paid-in capital                                                          60,547,616            59,987,309
 Accumulated deficit                                                                (55,951,030)          (56,384,215)
 Accumulated other comprehensive income                                                (558,215)             (339,226)
                                                                                  -------------         -------------
    Total shareholders' equity                                                        4,152,552             3,374,906
                                                                                  -------------         -------------
    TOTAL                                                                         $  89,042,940         $ 107,340,101
                                                                                  =============         =============



                 See Notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                         --------------------------------         ---------------------------------
                                                             2000                1999                 2000                 1999
                                                         ------------        ------------         ------------         ------------
Revenue                                                  $ 23,946,849        $ 34,026,137         $ 48,505,707         $ 65,954,399

Cost of revenue                                            16,071,566          25,161,644           33,016,868           48,575,753
                                                         ------------        ------------         ------------         ------------

Gross margin                                                7,875,283           8,864,493           15,488,839           17,378,646

Administrative expenses                                     5,033,692           5,944,406           10,087,802           11,994,250
                                                         ------------        ------------         ------------         ------------

Operating income                                            2,841,591           2,920,087            5,401,037            5,384,396

Interest expense                                           (2,302,531)         (1,728,358)          (4,566,169)          (3,384,398)
                                                         ------------        ------------         ------------         ------------

Income before taxes                                           539,060           1,191,729              834,868            1,999,998

Income tax expense                                           (231,000)           (476,000)            (335,000)            (800,000)
                                                         ------------        ------------         ------------         ------------

Net Income                                                    308,060             715,729              499,868            1,199,998

Preferred stock dividends                                      33,025             111,205               66,683              111,205
                                                         ------------        ------------         ------------         ------------
Net earnings available for common shareholders           $    275,035        $    604,524         $    433,185         $  1,088,793
                                                         ============        ============         ============         ============

Income (loss) per common share - basic                   $       0.02        $       0.06         $       0.04         $       0.11

Income (loss) per common share - assuming dilution       $       0.02        $       0.06         $       0.04         $       0.10



                 See Notes to consolidated financial statements

                                  SIMULA, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000

                                                                                      Accumulated
                                                          Additional                     Other           Total
                                       Common Stock         Paid-in     Accumulated   Comprehensive    Shareholders'  Comprehensive
                                   Shares     Amount       Capital       Deficit        Income          Equity          Income
BALANCE, January 1, 2000         11,103,827  $ 111,038   $ 59,987,309  $(56,384,215)  $ (339,226)     $  3,374,906

Net earnings (loss)                                                         499,868                        499,868     $ 499,868

Issuance of common shares           127,125      1,271        207,577                                      208,848

Conversion of redeemable
  convertible Series A
  Preferred Stock                   187,248      1,872        352,730                                      354,602

Preferred Stock Dividends                                                   (66,683)                       (66,683)

Currency translation adjustment                                                         (218,989)         (218,989)     (218,989)
                                 ----------  ---------   ------------  ------------   ----------       ------------    ---------
BALANCE, June 30, 2000           11,418,200  $ 114,181   $ 60,547,616  $(55,951,030)  $ (558,215)      $  4,152,552    $ 280,879
                                 ==========  =========   ============  ============   ==========       ============    =========


                 See Notes to consolidated financial statements

                                  SIMULA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                         ---------------------------------
                                                                                              2000                1999
                                                                                         ------------         ------------
Cash flows used for operating activities:

     Net income                                                                          $    499,868         $  1,199,998
     Adjustment to reconcile net income to net cash used by operating activities:
          Depreciation and amortization                                                     2,382,491            2,855,397
          Deferred income taxes                                                               335,000              800,000
          Capitalized interest                                                                228,945
          Gain on sale of assets                                                                   --             (365,714)
          Currency translation adjustment                                                    (218,989)            (754,817)
     Changes in net assets and liabilities:
          Contract and trade receivables - net of advances                                    545,138           (6,185,447)
          Inventories                                                                      (1,054,002)          (5,106,061)
          Prepaid expenses and other                                                         (100,590)            (446,619)
          Deferred costs                                                                           --             (377,765)
          Other assets                                                                        (12,854)               5,557
          Net assets held for sale                                                            677,582           (3,226,397)
          Trade accounts payable                                                             (748,128)             544,320
          Restructuring reserve                                                            (2,875,639)                  --
          Other accrued liabilities                                                        (1,884,506)           1,532,074
                                                                                         ------------         ------------
               Net cash used by operating activities                                       (2,225,684)          (9,525,474)
                                                                                         ------------         ------------

Cash flows used by investing activities:

     Proceeds from sale                                                                    11,358,660            2,860,362
     Purchase of property and equipment                                                      (139,566)          (1,352,661)
     Costs incurred to obtain intangibles                                                    (175,715)            (276,643)
                                                                                         ------------         ------------
               Net cash used in investing activities                                       11,043,379            1,231,058
                                                                                         ------------         ------------

Cash flows from financing activities:

     Net borrowings under line of credit                                                   (6,827,778)           3,700,000
     Principal payments under other debt arrangements                                      (6,508,336)          (1,568,717)
     Dividends paid                                                                           (62,080)            (111,205)
     Issuance of common shares                                                                208,848              295,997
     Issuance of preferred shares                                                                  --            7,500,000
                                                                                         ------------         ------------
               Net cash provided by financing activities                                  (13,189,346)           9,816,075
                                                                                         ------------         ------------

Net (decrease) increase in cash and cash equivalents                                       (4,371,651)           1,521,659

Cash and cash equivalents at beginning of period                                            5,223,236              933,462
                                                                                         ------------         ------------

Cash and cash equivalents at end of period                                               $    851,585         $  2,455,121
                                                                                         ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  In June 2000, $350,000 of Series A Preferred
  Stock plus accrued dividends of $4,602 were
  exchanged for 187,248 shares of the Company's
  common stock.
  In June 2000, the Company executed a note
  payable in the amount of $800,000 in exchange
  for termination of one of its facility operating
  leases related to the airliner seat operation
  which was disposed of in January 2000.
     Interest paid                                                                       $  3,794,364         $  3,118,196
                                                                                         ============         ============

     Taxes paid                                                                                               $     15,000
                                                                                                              ============



                 See Notes to consolidated financial statements

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - INVENTORIES:

     At June 30, 2000 and December 31, 1999, inventories consisted of the following.


                                                  2000                   1999
                                               ----------             ----------
Raw materials                                  $5,412,155             $5,101,426
Work in process                                 2,470,874              1,967,397
Finished goods                                    711,543                471,747
                                               ----------             ----------

   Total inventories                           $8,594,572             $7,540,570
                                               ==========             ==========


NOTE 3 - DEBT:

     On May 16, 2000, the Company received a notice asserting certain technical, non-monetary, failures to comply with loan provisions. The Company disputed the assertions from one of its senior lenders. As an accommodation to each other, the Company and its senior lender entered into an Investment Monitoring Agreement and First Amendment to the Securities Purchase Agreement on May 25, 2000. Pursuant to these agreements, the senior lender has agreed to (a) waive any non-compliance; (b) provide ongoing operating overviews and consulting and (c) amend certain of the information reporting obligations under the loan. As an accommodation to the senior lender, the Company has agreed to pay an investment monitoring fee of $150,000 per annum payable in equal monthly installments of $12,500 for a three year period ending May 31, 2003. The total amount of the investment monitoring fee fully earned.

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

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



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

     In June 2000, $350,000 of Series A Preferred Stock plus accrued dividends of $4,602 were exchanged for 187,248 shares of the Company's common stock.

NOTE 5 - RESTRUCTURING

     In December 1999, management of the Company, with the approval of the board of directors, committed itself to a plan of restructuring and recorded a charge to income of $18.3 million. The plan of restructuring included a refinancing of its outstanding bank line of credit and certain term notes and the divestiture of the Company's new airline seat manufacturing operation. The Company entered into an agreement to sell substantially all the assets of the airline seat manufacturing operation in December 1999 and completed the transaction in January 2000 closing the operating facility at that time terminating approximately 300 management and production employees. During the six months ended June 30, 2000, the Company has incurred and paid total restructuring costs of approximately $3.7 million comprised of $1.5 million of employee severance, $1.8 million in transaction and shut down costs, and $.5 million in lease termination costs.

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

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



         For the three month period ended June 30, 2000 and 1999 inter-segment sales were insignificant and total intercompany sales of $388,453 and $1,158,729, respectively, have been eliminated.





                                                                           2000
                                           Commercial        Government
                                           Products          and Defense          Other              Total
                                          -----------        -----------        ----------         -----------
Revenue:
    Contract revenue                                         $13,606,890                           $13,606,890
    Product sales:
      Airline seat systems                $ 1,532,242                                                1,532,242
      Automotive safety systems             8,171,386                                                8,171,386
      Other                                    90,255                                                   90,255
    Technology sales and royalties            268,557            277,519                               546,076
                                          -----------        -----------        ----------         -----------
      Total revenue                       $10,062,440        $13,884,409        $       --         $23,946,849
                                          ===========        ===========        ==========         ===========
Operating (loss) income                   $ 2,207,778        $ 1,106,509        $ (472,696)        $ 2,841,591


                                                                           1999
                                          Commercial            Government
                                          Products             and Defense            Other              Total
                                          -----------        ------------           -----------       -----------
Revenue:
    Contract revenue                                         $  10,276,044                            $10,276,044
    Product sales:
      Airline seat systems                $16,068,159                                                  16,068,159
      Automotive safety systems             7,251,988                                                   7,251,988
      Other                                                                       $   199,549             199,549
    Technology sales and royalties            230,397                                                     230,397
                                          -----------        -------------        -----------         -----------
      Total revenue                       $23,550,544        $  10,276,044        $   199,549         $34,026,137
                                          ===========        =============        ===========         ===========

Operating (loss) income                   $ 2,167,490        $   1,084,180        $  (331,583)        $ 2,920,087

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


         For the six months ended June 30, 2000 and 1999, inter-segment sales were insignificant and total intercompany sales of $1,164,377 and $2,728,790 respectively, have been eliminated.

                                                                           2000
                                           Commercial        Government
                                           Products          and Defense          Other              Total
                                          -----------        -----------        ----------         -----------
Revenue:
    Contract revenue                                         $24,501,075                              $24,501,075
    Product sales:
      Airline seat systems                $ 6,954,169                                                   6,954,169
      Automotive safety systems            15,992,371                                                  15,992,371
      Other                                   179,372                                                     179,372
    Technology sales and royalties            538,777            339,943                                  878,720
                                          -----------        -----------        -------------         -----------
      Total revenue                       $23,664,689        $24,841,018        $          --         $48,505,707
                                          ===========        ===========        =============         ===========

Operating (loss) income                   $ 4,052,472        $ 2,158,523        $    (809,958)        $ 5,401,037





                                                                           1999
                                          Commercial            Government
                                          Products             and Defense        Other              Total
                                          -----------        ------------       -----------         -----------
Revenue:
    Contract revenue                                         $21,488,676                            $21,488,676
    Product sales:
      Airline seat systems                $28,822,838                                                28,822,838
      Automotive safety systems            14,621,027                                                14,621,027
      Other                                                      591,913        $   199,548             791,461
    Technology sales and royalties            230,397                                                   230,397
                                          -----------        -----------        -----------         -----------
      Total revenue                       $43,674,262        $22,080,589        $   199,548         $65,954,399
                                          ===========        ===========        ===========         ===========

Operating (loss) income                   $ 4,552,938        $ 1,682,490        $  (851,032)        $ 5,384,396

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EARNINGS PER SHARE:

         The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three month period ended June 30, 2000, diluted earnings per share does not include the effect of warrants and options to purchase common stock and shares to be issued upon conversion of the Company's 8% Senior Subordinated Convertible Notes (the "8% Notes") and Redeemable Convertible Preferred Stock of 6,904,371 shares, because the result would be anti-dilutive. For the six month period ended June 30, 2000, diluted earnings per share does not include the effect of warrants to purchase common stock and shares to be issued upon conversion of the Company's 8% Senior Subordinated Convertible Notes (the "8% Notes") and Redeemable Convertible Preferred Stock of 3,639,065 shares, because the result would be anti-dilutive. For the three and six month period ended June 30, 1999, diluted earnings per share does not include the effect of options to purchase common stock and shares to be issued upon conversion of the Company's 8% Notes and 10% Notes of 5,179,784 and 5,186,861, respectively, because the result would be anti-dilutive.

                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                        2000                1999              2000                1999
                                                     -----------        -----------        -----------        -----------
 Net Earnings                                        $   308,060        $   715,729        $   499,868        $ 1,199,998
 Dividends on preferred stock                             33,025            111,205             66,683            111,205
                                                     -----------        -----------        -----------        -----------

 Net earnings available to common shareholders       $   275,035        $   604,524        $   433,185        $ 1,088,793
                                                     ===========        ===========        ===========        ===========

 Basic weighted average shares outstanding            11,169,767         10,049,111         11,136,797          9,983,154
 Effect of dilutive securities                                --          1,425,245              4,598          1,458,076
                                                     -----------        -----------        -----------        -----------
 Diluted weighted average shares outstanding          11,169,767         11,474,356         11,141,395         11,441,230
                                                     ===========        ===========        ===========        ===========


 Basic per share amounts:                            $      0.02        $      0.06        $      0.04        $      0.11
                                                     ===========        ===========        ===========        ===========

 Diluted per share amounts:                          $      0.02        $      0.06        $      0.04        $      0.10
                                                     ===========        ===========        ===========        ===========

                                  SIMULA, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL - The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements contained below should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company defines liquidity as the ability to access cash to meet operating and capital needs. The Company's primary source of cash in the six month period ended June 30, 2000 was from the sale of the Company's airline seating operation.

         The Company's ability to fund working capital requirements and debt service during the next year will be dependent upon improved cash flow from the remaining operating units. Following the 1999 restructuring, the remaining operations have a recent history of profitability and positive cash flow. The Company has significantly reduced its working capital needs and believes that existing availability under its RLC is adequate to fund its operations. The Company is continuing to work with its investment banker to address the September 2000 maturity of the $5.0 million Term A Note discussed below. The alternatives currently being considered include repayment of the note through a combination of cash flow and availability under the RLC, refinance the note through an expansion of a banking facility, work with the note holder to extend the note beyond the current due date until one of the above is accomplished, or strategic asset sales or technology licensing.

         On December 30, 1999 the company executed a Financing Agreement (the "Financing Agreement") with an asset based lender which provided a $17.0 million Revolving Line of Credit (the "RLC") and a $5.0 million term note. The proceeds from this financing, together with the proceeds from the Senior Secured Notes discussed below, were used to retire the then existing Senior Credit Agreement and two term notes payable to a bank and to retire $4.3 million of the Company's Senior Subordinated Convertible Notes. The Company's availability under the RLC is dependent upon the relative balances of accounts receivable and inventories and each of their relative advance percentages. The RLC accrues interest payable monthly at the Chase Manhattan prime rate or LIBOR plus 2.4% based upon the rate selected by the Company. The RLC matures on December 30, 2003 and renews automatically unless terminated by either party with 60 days notice prior to each anniversary date of the agreement. If the Financing Agreement is terminated at any other time, an early termination fee based upon the outstanding principal under the revolving line of credit of 1-1/2% during the first year and -3/4% after the first anniversary and before the second anniversary shall be assessed. The Company had available borrowings of $13.7 million and $13.0 and outstanding borrowings of $5.9 million and $8.9 at June 30 and July 31, 2000, respectively.

         The Financing Agreement contains covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. The Financing Agreement is secured by the assets of the Company. The $5.0 million term note was retired on February 2, 2000 with proceeds received from the sale of the Company's airliner seat manufacturing operation. At June 30, 2000 the Company was in compliance with all covenants relating to the Financing Agreement.

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

         On May 16, 2000, the Company received a notice asserting certain technical, non-monetary, failures to comply with the Term Note provisions. The Company disputed the assertions. The Company and its senior lender entered into an Investment Monitoring Agreement and First Amendment to the Securities Purchase Agreement. Pursuant to these agreements, the senior lender has agreed to (a) waive any non-compliance; (b) provide ongoing operating overviews and consulting and (c) amend certain of the Company's information reporting obligations. As an accommodation to the senior lender, the Company has agreed to pay an investment monitoring fee of $150,000 per annum payable in equal monthly installments of $12,500 for a three year period ending May 31, 2003. The total amount of the investment monitoring fee is fully earned. The Term Notes are

                                 SIMULA, INC.

secured by the assets of the Company. At June 30, 2000 the Company was in compliance with all covenants relating to the Term Notes.

         The Company believes it has sufficient manufacturing capacity, at June 30, 2000, to meet its anticipated future delivery requirements.

         The Company may, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's products and technologies.

         The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, decreased approximately $0.5 million for the six months ended June 30, 2000. This decrease is primarily attributable to a $2.7 million decrease in the Government and Defense segment partially offset by a $1.1 million increase in the Commercial Products segment. The Government and Defense segment increase is primarily due to completion of certain contracts and the timing of collections under those contracts. The increase in Commercial Products is attributable to increased volume of the ITS.

         Operating activities required the use of $2.2 million of cash during the six months ended June 30, 2000, compared to the use of $9.5 million of cash during the same period in 1999. Cash used by operating activities in the 2000 period was primarily used to increase inventories, satisfy costs related to the disposal of the Company's new airline seating system product line and reduce accounts payable and accrued liabilities.

         Investing activities provided $11.0 million principally from the sale of the Company's airline seating systems product line.

         Financing activities used $13.2 million of cash during the six months ended June 30, 2000 as a result of the Company's use of proceeds received in the sale of its airline seating systems to retire $5 million in term debt and reduction of its line of credit and other scheduled principal reductions.


RESULTS FROM CONTINUING OPERATIONS

Three and Six Months Ended June 30, 2000 Compared to 1999:

         Revenue for the three months ended June 30, 2000 decreased 30% to $23.9 million from $34.0 million for the comparable period in 1999. Revenue for the six months ended June 30, 2000 decreased 26% to $48.5 million from $66.0 million for the comparable period in 1999. The decreases in revenue are attributable to the Company's Commercial Products segment offset partially by increases in revenue from the Government and Defense segment. Commercial Products revenue for the three months ended June 30, 2000 decreased 57% to $10.1 million from $23.6 million and for the six month period ended June 30, 2000 decreased 46% to $23.7 million from $43.7 million principally due to a decrease in revenues related to airliner new seating systems as a result of Company's sale of this product line in January 2000. Government and Defense revenue for the three months ended June 30, 2000 increased 35% to $13.9 million from $10.3 million and for the six months ended June 30, 2000 increased 13% to $24.8 million from $22.1 million. The increase in Government and Defense revenue is primarily attributable to an overall increase contracts.

         Gross margin for the three months ended June 30, 2000 decreased 12% to $7.8 million from $8.9 million and for the six months ended June 30, 2000 decreased 11% to $15.5 million from $17.4 million for the comparable period in 1999. Gross margin as a percent of sales for the three months ended increased 7% to 33% from 26% and for the six months ended June 30, 2000 increased 6% to 32% from 26%. Commercial Products gross margin for the three months ended June 30, 2000 decreased 29% to $3.8 million from $5.3 million and for the six months ended June 30, 2000 decreased 28% to $7.6 million from $10.5 million. Commercial Products gross margin as a percent of sales for the three months ended June 30, 2000 increased to 38% from 23% and for the six months ended June 30, 2000 increased to 32% from 24%. The changes in Commercial Products gross margins are primarily attributable to disposal of the Company's airliner new seating system product line in January 2000. Government and Defense gross margin for the three months ended June 30, 2000 increased 19% to $4.0 million from $3.4 million and for the six months ended June 30, 2000 increased 17% to $7.8 million from $6.7 million. Government and Defense gross margin as a percentage of sales for the three months ended June 30, 2000 decreased to 29% from 33% and for the six months ended June 30, 2000 increased to 31% from 30%.

                                 SIMULA, INC.

         Administrative expenses for the three months ended June 30, 2000 decreased 15% to $5.0 million from $5.9 million and for the six months ended June 30, 2000 decreased 17% to $10.0 million from $12.0 million for the comparable periods in 1999. Commercial Products administrative expenses for the three months ended June 30, 2000 decreased 50% to $1.6 million from $3.1 million and for the six months ended June 30, 2000 decreased 41% to $3.5 million from $5.9 million. The decreases in the Commercial Products administrative expenses are primarily attributable to the disposal of the Company's airliner new seating system product line in January 2000. Commercial Products administrative expenses as a percentage of sales for the three months ended June 30, 2000 increased to 16% from 13% and for the six months ended June 30, 2000 increased to 15% from 14%. Government and Defense administrative expenses for the three months ended June 30, 2000 increased 27% to $2.9 million from $2.3 million and increased 13% to $5.7 million from $5.0 million for the comparable periods in 1999. Government and Defense administrative expenses as a percentage of sales for the three months ended June 30, 2000 decreased to 21% from 22% and remained constant at 23% for the six months ended June 30, 2000 and 1999.

         Interest expense increased 33% to $2.3 million from $1.7 million for the three months ended June 30, 2000 and 1999, respectively, and increased 35% to $4.6 million from $3.4 million for the six months ended June 30, 2000 and 1998, respectively. The increase in interest expense is primarily attributable to the Company's increased cost of capital associated with its debt refinancing which was completed in December 1999 and an overall increase in outstanding borrowings.

         The effective income tax rate for the three and six month periods ended June 30, 2000 and 1999 approximated 35% and 40%, respectively.

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

         Administrative expenses for the three months ended June 30, 1999 increased 27% to $5.9 million from $4.7 million and for the six months ended June 30, 1999 and increased 32% to $12.0 million from $9.1 million for the comparable periods in 1998. Commercial Transportation Products administrative expenses for the three months ended June 30, 1999 increased 68% to $3.1 million from $1.9 million and for the six months ended June 30, 1999 increased 52% to $5.9 million from $3.9 million for the comparable periods in 1998. The increases in Commercial Transportation Products administrative expenses is attributable to an increased support structure required to support revenue growth. Commercial Transportation Products administrative expenses as a percentage of sales for the three and six month periods ended June 30, 1999 was 13% and 14%, respectively, as compared to 11% and 12% for the three and six month periods ended June 30, 1998, respectively. Government and Defense administrative expenses for the three month period ended June 30, 1999 decreased 3% to $2.3 million from $2.4 million for the comparable 1998 period and is principally related to a decrease in efforts related to internally funded research and development due to increased demand of technical resources applied to third party contracts. Government and Defense administrative expenses for the six month period ended June 30, 1999 increased 14% to $5.0 million from $4.4 million for the comparable period in 1998 and is principally related to increases during the first quarter of internally funded research and development and pre-production parachute costs. Administrative expenses as a percentage of sales was 22% and 23% for the three and six month period ended June 30, 1999 as compared to 29% and 27% in the comparable 1998 period.

                                 SIMULA, INC.

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

                                 SIMULA, INC.

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

         The Company has assumed the defense and agreed to indemnify Coach and Car Equipment Corporation ("CCEC") in a lawsuit instituted in 1999. This obligation was assumed as part of the negotiated sale of the assets of CCEC which was completed in August 1999. CCEC was sued in Washington state court by Talgo, Inc., a customer of CCEC, on February 12, 1999. The lawsuit consisted of a motion for preliminary injunction, seeking specific performance under a contract between the parties for the provision by CEC of rail seats to Talgo, and a complaint accompanying such motion seeking unspecified monetary damages stemming from alleged missed deliveries by CCEC and defects in seats previously shipped under the contract. CCEC disputed such allegation. At the time the lawsuit was filed, Talgo had a $400,000 balance remaining to be paid to CCEC under the terms of the contract. Before CCEC filed an answer in the litigation, the parties entered into a stipulated settlement agreement that was entered with the court on March 18, 1999, pursuant to which the lawsuit was stayed pending performance by both parties under the settlement agreement and contract. CCEC believes that it has satisfied the terms of the settlement agreement and contract however, Talgo continues to withhold payment of the outstanding remaining balance to CCEC. As a result, settlement has been abandoned and the stay on the stay on the litigation has been lifted. CCEC has filed a counterclaim against Talgo for nonpayment of the receivable. This litigation is currently in the discovery phase.

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

  No.                            Description                                                                              Reference
 ----                            -----------                                                                              ---------
  3.1       Articles of Incorporation of Simula, Inc., as amended and restated.......................................        (2)
  3.2       Bylaws of Simula, Inc., as amended and restated..........................................................        (1)
  4.7       Indenture dated April 1, 1997, in connection with the Company's issuance of the 8% Senior
            Subordinated Convertible Notes due May 1, 2004...........................................................       (15)
 10.11      1992 Stock Option Plan, as amended effective September 15, 1998..........................................        (8)
 10.12      1992 Restricted Stock Plan...............................................................................        (1)
 10.21      1994 Stock Option Plan, as amended effective September 15, 1998..........................................        (8)
 10.26      Simula, Inc. Employee Stock Purchase Plan................................................................        (2)
 10.29      Form of Change of Control Agreements, as amended, between the Company and Donald W.
            Townsend, Bradley P. Forst, and James A. Saunders........................................................        (6)
 10.30      Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P.
            Forst, and James A. Saunders.............................................................................        (7)
 10.32      Employment Agreement between the Company and James C. Dodd dated March 2, 1999...........................       (10)
 10.33      Change of Control Agreement between the Company and James C. Dodd dated March 2,
            1999.....................................................................................................       (10)
 10.37      Simula, Inc. 1999 Incentive Stock Option Plan............................................................       (11)
 10.38      Amended and Restated Asset Purchase Agreement for the sale of Coach and Car Equipment
            Corporation, a wholly-owned subsidiary of the Company, dated August 31, 1999 and Note
            Refinancing Agreement dated October 21, 1999.............................................................       (12)
 10.40      Asset Purchase Agreement for the sale of Airline Interiors, Inc., a wholly-owned subsidiary
            of the Company, dated December 24, 1999..................................................................       (15)
 10.41      Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999.....................       (15)
 10.42      Securities Purchase Agreement with Levine Leichtman Capital Partners II, L.P. dated
            December 31, 1999........................................................................................       (14)
 10.43      Employment Agreement between the Company and Joseph W. Coltman dated February 1,
            2000.....................................................................................................       (15)
 10.44      Change of Control Agreement between the Company and Joseph W. Coltman dated
            February 1, 2000.........................................................................................       (15)
 10.45      Promissory Note between the Company and Stanley P. Desjardins dated December 31, 1999,
            effective December 14, 1999..............................................................................       (15)
 18.        Preference Letter re: change in accounting principles....................................................        (3)
 21.        Subsidiaries of the Company..............................................................................
 24.        Powers of Attorney -- Directors..........................................................................    (5)(9)(15)
*27.        Financial Data Schedule

---------------------------------
*Filed herewith.
   (1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

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

                                        SIMULA, INC.


DATE: August 14, 2000                   /s/ Donald W. Townsend
                                        ---------------------------------------
                                        DONALD W. TOWNSEND
                                        President
                                        Chief Executive Officer


                                        /s/ James C. Dodd
                                        ---------------------------------------
                                        JAMES C. DODD
                                        Executive Vice President
                                        Chief Financial Officer