Form 10-Q
period 2000-09-30
SIMULA INC
filed 2000-11-08
CIK 885080

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)


      /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2000 or

      / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _________

              Commission file number                        1-12410
                                       ----------------------------------------


                                  SIMULA, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             ARIZONA                                            86-0320129
--------------------------------------              ---------------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)


2700 NORTH CENTRAL AVENUE, SUITE 1000, PHOENIX, ARIZONA                   85004
-------------------------------------------------------------------------------
           (Address of Principal Executive Offices)                   (Zip Code)


                                 (602) 631-4005
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                 Yes         /X/         No
                          --------         ---------


(2)  has been subject to such filing requirements for the past 90 days.

                 Yes        /X/        No
                         ---------       ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                Outstanding at October 30, 2000
------------------------------           ---------------------------------------

  Common Stock, $.01 par value                          12,136,559

                                  SIMULA, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                          PAGE
                                                                          ----
Item 1 - Financial Statements

         Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999....................2

              Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 2000 and 1999 ....3

              Consolidated Statement of Shareholders' Equity
                  Nine Months Ended September 30, 2000 .......................4

              Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999 ..........5 - 6

              Notes to Interim Consolidated Financial Statements .........7 -12

Item 2 -      Management's Discussion and Analysis of
                  Results of Operations and Financial Condition .........13 -18


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................19

Item 5 - Other...............................................................19

Item 6 - Exhibits and Reports...........................................21 - 22

SIGNATURE....................................................................23

      PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS.

                                                                  SIMULA, INC.
                                                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                       SEPTEMBER 30                   DECEMBER 31,
                                                                                          2000                            1999
                                                                                      -------------                   -------------
ASSETS                                                                                (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                                            $     589,913                   $   5,223,236
 Contract and trade receivables - Net                                                    22,853,123                      24,756,984
 Legal settlement                                                                        11,000,000
 Inventories                                                                              8,510,458                       7,540,570
 Deferred income taxes                                                                    2,621,000                       2,621,000
 Prepaid expenses and other                                                                 882,883                         728,772
 Net assets held for sale                                                                                                12,036,242
                                                                                      -------------                   -------------
  Total current assets                                                                   46,457,377                      52,906,804
PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS - NET                                     12,182,230                      13,947,099
DEFERRED INCOME TAXES                                                                    31,892,000                      33,438,000
DEFERRED FINANCING COSTS                                                                  4,074,956                       4,897,773
INTANGIBLES - Net                                                                         3,107,276                       1,788,057
OTHER ASSETS                                                                                608,518                         362,368
                                                                                      -------------                   -------------
  TOTAL                                                                               $  98,322,357                   $ 107,340,101
                                                                                      =============                   =============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Revolving line of credit                                                             $   9,821,212                   $  12,751,595
 Trade accounts payable                                                                   4,325,310                       6,104,583
 Accrued restructuring costs                                                              2,511,761                       6,742,000
 Other accrued liabilities                                                                9,545,543                       8,267,305
 Advances on contracts                                                                    1,169,587                       2,121,232
 Current portion of long-term debt                                                        1,528,408                      11,908,303
                                                                                      -------------                   -------------
  Total current liabilities                                                              28,901,821                      47,895,018
LONG-TERM DEBT - Less current portion                                                    57,345,542                      53,820,177
DEFERRED INCOME                                                                           3,294,644
                                                                                      -------------                   -------------
  Total liabilities                                                                      89,542,007                     101,715,195
                                                                                      -------------                   -------------

REDEEMABLE CONVERTIBLE 6% SERIES A PREFERRED STOCK,
  $.05 par value - issued 1,900 shares                                                    1,900,000                       2,250,000
                                                                                      -------------                   -------------

SHAREHOLDERS' EQUITY
 Preferred stock, $.05 par value - authorized 50,000,000 shares; issued
  1,900 shares redeemable convertible 6% series A preferred stock
 Common stock, $.01 par value - authorized, 50,000,000 shares;
  issued 11,418,200 and 10,376,233 respectively                                             114,181                         111,038
 Additional paid-in capital                                                              61,037,904                      59,987,309
 Accumulated deficit                                                                    (53,612,259)                    (56,384,215)
 Accumulated other comprehensive income                                                    (659,476)                       (339,226)
                                                                                      -------------                   -------------
  Total shareholders' equity                                                              6,880,350                       3,374,906
                                                                                      -------------                   -------------
  TOTAL                                                                               $  98,322,357                   $ 107,340,101
                                                                                      =============                   =============


                 See notes to consolidated financial statements
                                       2



                                                             SIMULA, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                            2000            1999            2000            1999
                                                                    ------------     ------------     ------------     ------------
Revenue                                                             $ 24,195,456     $ 33,169,131     $ 72,701,163     $ 99,123,530

Cost of revenue                                                       13,805,693       23,468,135       46,822,561       72,043,888
                                                                    ------------     ------------     ------------     ------------

Gross margin                                                          10,389,763        9,700,996       25,878,602       27,079,642

Administrative expenses                                                5,070,436        6,278,521       15,158,238       18,272,771
Employee severance expenses                                            1,930,081        1,930,081
                                                                    ------------     ------------     ------------     ------------

Operating income                                                       3,389,246        3,422,475        8,790,283        8,806,871

Interest expense                                                      (2,928,492)      (1,699,744)      (7,494,661)      (5,084,142)
                                                                    ------------     ------------     ------------     ------------

Income before taxes                                                      460,754        1,722,731        1,295,622        3,722,729

Income tax expense                                                      (119,000)        (689,000)        (454,000)      (1,489,000)
                                                                    ------------     ------------     ------------     ------------

Income before discontinued operations and
  extraordinary item                                                     341,754        1,033,731          841,622        2,233,729

Earnings from discontinued operations, net of related
  income tax expense of $700,000                                       1,300,000                0        1,300,000                0

Extraordinary gain on early extinguishment of debt, net
  of related income tax expense of $392,000                              725,750                0          725,750                0
                                                                    ------------     ------------     ------------     ------------

Net income                                                             2,367,504        1,033,731        2,867,372        2,233,729

Preferred stock dividends                                                 28,733           93,834           95,416          205,039
                                                                    ------------     ------------     ------------     ------------

Net earnings available for common shareholders                      $  2,338,771     $    939,897     $  2,771,956     $  2,028,690
                                                                    ============     ============     ============     ============


Earnings per common share - basic:
  Income before discontinued operations and
     extraordinary item                                             $       0.03     $       0.09     $       0.07     $       0.20
  Earnings from discontinued operations                                     0.11                              0.12
  Extraordinary gain on early extinguishment of debt                        0.06                              0.06
                                                                    ------------     ------------     ------------     ------------

  Earnings per common share - basic                                 $       0.20     $       0.09     $       0.25     $       0.20
                                                                    ============     ============     ============     ============


Earnings per common share - diluted:
  Income before discontinued operations and
     extraordinary item                                             $       0.03     $       0.09     $       0.07     $       0.20
  Earnings from discontinued operations                                     0.11                              0.11
  Extraordinary gain on early extinguishment of debt                        0.06                              0.06
                                                                    ------------     ------------     ------------     ------------

  Earnings per common share - diluted                               $       0.20     $       0.09     $       0.24     $       0.20
                                                                    ============     ============     ============     ============


                 See notes to consolidated financial statements
                                       3


                                                                           SIMULA, INC.
                                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Accumulated
                                                                               Additional                           Other
                                                      Common Stock              Paid-in         Accumulated     Comprehensive
                                               ----------------------------
                                                  Shares         Amount         Capital           Deficit           Income
                                               -------------- ------------- ----------------- ----------------- ----------------
       BALANCE, January 1, 2000                   11,103,827     $ 111,038      $ 59,987,309     $ (56,384,215)     $ (339,226)

       Net earnings (loss)                                                                           2,867,372

       Issuance of common shares                     127,125         1,271           207,577

       Conversion of redeemable convertible
             Series A Preferred Stock                187,248         1,872           352,730

       Effect of stock warrant repricing                                             407,000

       Stock option compensation                                                      83,288

       Preferred stock dividends                                                                       (95,416)

       Currency translation adjustment                                                                                (320,250)
                                               -------------- ------------- ----------------- ----------------- ---------------

       BALANCE, September 30, 2000                11,418,200     $ 114,181      $ 61,037,904     $ (53,612,259)     $ (659,476)
                                               ============== ============= ================= ================= ===============





                                                     Total
                                                 Shareholders'      Comprehensive

                                                     Equity            Income
                                                ----------------- ------------------
       BALANCE, January 1, 2000                      $ 3,374,906                $ -

       Net earnings (loss)                             2,867,372          2,867,372

       Issuance of common shares                         208,848

       Conversion of redeemable convertible
             Series A Preferred Stock                    354,602

       Effect of stock warrant repricing                 407,000

       Stock option compensation                          83,288

       Preferred stock dividends                         (95,416)

       Currency translation adjustment                  (320,250)          (320,250)
                                                ----------------- ------------------

       BALANCE, September 30, 2000                   $ 6,880,350        $ 2,547,122
                                                ================= ==================

                 See notes to consolidated financial statements
                                       4



                                                          SIMULA, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                     NINE MONTHS ENDED SEPTEMBER
                                                                                                                  30,
                                                                                                  ---------------------------------
                                                                                                        2000              1999
                                                                                                   ------------        ------------
 Cash flows from operating activities:
     Net income                                                                                    $  2,867,372        $  2,233,729
     Adjustment to reconcile net income to net cash from operating activities:
          Depreciation and amortization                                                               4,134,375           4,264,762
          Deferred income taxes                                                                       1,546,000           1,489,000
          Capitalized interest                                                                          345,999
          Stock option compensation                                                                      83,288
          Gain on sale of assets                                                                       (356,809)
          Gain on early extinguishment of debt                                                       (1,117,750)
          Gain on discontinued operations                                                            (2,000,000)
          Currency translation adjustment                                                              (320,250)           (665,487)
     Changes in net assets and liabilities:
          Contract and trade receivables - net of advances                                              952,216          (3,946,601)
          Legal settlement                                                                          (11,000,000)
          Inventories                                                                                  (969,888)         (6,056,737)
          Prepaid expenses and other                                                                   (154,111)           (828,827)
          Other assets                                                                                 (246,150)             71,887
          Net assets held for sale                                                                      677,582          (4,398,565)
          Trade accounts payable                                                                     (1,779,273)         (3,031,165)
          Restructuring reserve                                                                      (3,430,239)
          Deferred income                                                                             3,294,644
          Other accrued liabilities                                                                   1,278,238             764,150
                                                                                                   ------------        ------------
               Net cash used in operating activities                                                 (5,837,947)        (10,460,663)
                                                                                                   ------------        ------------

Cash flows from investing activities:
     Proceeds from sale                                                                              11,358,660          (2,147,713)
     Proceeds from note receivable                                                                    2,000,000
     Purchase of property and equipment                                                                (469,348)          2,960,362
     Costs incurred to obtain intangibles                                                              (866,023)           (832,916)
                                                                                                   ------------        ------------
               Net cash provided by (used in) investing activities                                   12,023,289             (20,267)
                                                                                                   ------------        ------------

Cash flows from financing activities:
     Net borrowings under line of credit                                                             (2,930,383)          7,900,000
     Principal payments under other debt arrangements                                                (8,006,316)         (2,586,539)
     Dividends paid                                                                                     (90,814)           (104,302)
     Issuance of common shares                                                                          208,848             507,355
     Issuance of preferred shares                                                                                         7,500,000
                                                                                                   ------------        ------------
               Net cash (used in) provided by financing activities                                  (10,818,665)         13,216,514
                                                                                                   ------------        ------------

Net (decrease) increase in cash and cash equivalents                                                 (4,633,323)          2,735,584

Cash and cash equivalents at beginning of period                                                      5,223,236             933,462
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period                                                         $    589,913        $  3,669,046
                                                                                                   ============        ============

                 See notes to consolidated financial statements
                                       5



                                                             SIMULA, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     -------------------------------
                                                                                                         2000                1999
                                                                                                       ----------         ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      In June 2000, the Company executed a note payable in the amount of $800,000 in exchange for the termination of one of its facility operating leases related to the airliner seat operation which was disposed of in January 2000.

      In June 2000, $350,000 of Series A Preferred Stock plus accrued dividends of $4,602 were exchanged for 187,248 shares of the Company's common stock

      In August the Company exchanged a note payable in the amount of $950,000 as consideration for the purchase of a certain technology intangible

      Interest paid                                                                                    $6,472,847         $4,859,357
                                                                                                       ==========         ==========

      Taxes paid                                                                                       $   45,002         $   36,513
                                                                                                       ==========         ==========

                 See notes to consolidated financial statements
                                       6

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements of Simula, Inc. (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature except for the impact on quarterly results and balance sheet amounts related to the Autoliv legal settlement, employee severance costs, earnings from discontinued operations and the extraordinary gain in the three and nine months ended September 30, 2000. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Such interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K.

NOTE 2 - INVENTORIES:

         At September 30, 2000 and December 31, 1999, inventories consisted of the following:

                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                   2000                 1999
                                                             -----------------    -----------------

         Raw materials                                       $5,123,897              $5,101,426
         Work in process                                      3,129,109               1,967,397
         Finished goods                                         257,452                 471,747
                                                             ----------              ----------

            Total inventories                                $8,510,458              $7,540,570
                                                             ==========              ==========


NOTE 3 - DEBT:

         On May 25, 2000, the Company and its senior lender entered into a non-cancelable Investment Monitoring Agreement and First Amendment to Securities Purchase Agreement dated December 31, 1999 to address disagreements about compliance with certain technical, non-monetary loan terms. Pursuant to these agreements, the senior lender agreed to provide ongoing operating overviews and consulting and amended certain of the Company's information reporting obligations. The Company pays an investment monitoring fee of $150,000 per annum payable in equal monthly installments of $12,500 for a three year period ending May 31, 2003.

         On August 17, 2000, the Company entered into a Second Amendment to the Securities Purchase Agreement thereby extending the maturity date of the Term Note A discussed above to October 1, 2001. The Second Amendment also modified certain terms and covenants to provide for certain transactions the Company contemplated and addressed disagreements about compliance with other technical, non-monetary, loan terms. In consideration for this amendment, the Company paid a fee of $200,000 and re-priced the lender's warrant to purchase 850,000 shares of the Company's common stock to $1.625 per warrant share which represented the market value of its common stock at that time. Such re-pricing resulted in an additional discount on the underlying debt and credit to additional paid in capital of $407,000.

         At September 30, 2000 the Company was in compliance with all covenants relating to its Financing Agreement, Term Notes and 8% Convertible Notes.

         In June 2000, the Company executed a note payable in the amount of $800,000 in exchange for the termination of one of its facility operating leases related to the airline seat operation which was disposed of in January 2000. The note requires payments of monthly principal and interest at 8% of $16,221 and matures in June 2005.

         This represents approximately $1.5 million less than rents payable under the lease over the remaining lease term.

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         In August 2000, the Company executed an agreement to purchase certain intellectual property in exchange for $350,000 and the issuance of a $950,000 note payable. The note payable provides for principal payments on December 31, 2000, June 29, 2001 and June 28, 2002 of $500,000,
         $250,000 and $200,000, respectively, each with accrued interest earned thereon. The interest earned under this note accrues at prime plus 3.5%.

         During the three months ended September 30, 2000, the Company repurchased a total of $2,265,000 in principal of it's 8% Convertible Notes due in May 2004 for $1,147,250 including transaction costs, which resulted in a gain from early retirement of debt of $1,117,750.

NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         On March 29, 1999, the Company completed a private placement to an accredited investor of $7.5 million of the Company's Series A Convertible Preferred Stock (the "Series A"). Under the terms of this offering the Series A bears a dividend rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A may be converted at the holders option into shares of the Company's Common Stock at any time at 101% of the average closing price of any 15 out of the 30 consecutive trading days preceding conversion, up to a specified maximum conversion price (the "Conversion Cap"). The Conversion Cap for the first twelve months is $8.60 per share and is subject to an annual adjustment to the lesser of the then existing Conversion Cap or 130% of the average of the closing bid prices for 20 consecutive trading days immediately proceeding the annual adjustment anniversary date. Conversion of the Series A is limited to 10% of the initial amount per month, accumulating monthly up to a maximum of 30% of the accumulated convertible amount in any month. The Company may require the conversion of the Series A if the market price of the Company's Common Stock exceeds the Conversion Cap by at least 50% for at least 20 consecutive trading days, subject to the same conversion limitations imposed upon the Series A holders. The maximum number of common shares available ("Common Share Limit") for conversion is limited to 1,982,681. If the Company is unable to convert tendered shares as a result of Common Share Limit, it is required to redeem those shares in accordance with a redemption formula.

         In June 2000, $350,000 of Series A Preferred Stock plus accrued dividends of $4,602 were exchanged for 187,248 shares of the Company's common stock.

         Subsequent to September 30, 2000, the holder elected to exercise all of the remaining Series A Preferred shares with a face value of $1,900,000 plus accrued dividends of $5,301. As a result of the Common Share Limit, the Company could satisfy conversion of $952,529 and will issue 718,359 shares of its common stock. In accordance with the provisions of the Preferred Stock Securities Purchase Agreement, the Company will redeem the remaining preferred shares, and in accordance with the redemption formula and will pay the holder $1,934,831 by November 9, 2000. The redemption premium of $982,059 shall be recorded as a dividend on the preferred shares. The Company will satisfy the redemption through utilization of available funds under its RLC.

NOTE 5 - LEGAL SETTLEMENT:

         On September 27, 2000, the Company entered into a Settlement Agreement with Autoliv, Inc. in connection with litigation commenced in 1998 and international arbitration initiated in 1999. Autoliv was a licensee of the Company's ITS head protection system. The dispute revolved around breach of contract, unfair competition and patent infringement claims. As part of the settlement, the companies have outlined a future business relationship and have dismissed all claims in the pending litigation and proceedings. The Settlement Agreement provides for payment by Autoliv to Simula of $11.0 million which is recorded as an account receivable at September 30, 2000 and received by the Company in October 2000.

         The settlement superceded the previous license agreement on the ITS and granted additional non-exclusive licenses for the company's inflatable technology. In exchange for licensing its technology, the Company received $7.0 million, of which $3.0 million was recognized as revenue in the current quarter attributable to the additional licenses granted which require no additional significant action by the Company, $0.7 million was applied to royalties earned and unpaid under the previous ITS licensing agreement and $3.3 million related to the ITS technology which was deferred and will be recognized as revenue over the next three years. In addition, the company received $3.0 million as a prepayment for product, which will be recognized as revenue as the product is shipped and $1.0 million related to reimbursement of legal

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         expense, which offset approximately $0.6 million of legal fees incurred in the current quarter.

NOTE 6 - EMPLOYEE SEVERANCE:

         In September 2000 the Company provided for a severance liability of approximately $1.9 related to its obligations under employment contracts and severance agreements with terminated employees. Approximately $1.8 million will be paid in cash, of which $1.3 million was paid in October 2000. The balance will be paid in installments until September 2001.

NOTE 7 - RESTRUCTURING:

         In December 1999, Management of the Company, with the approval of the board of directors, committed itself to a plan of restructuring and recorded a charge to income of $18.3 million. The plan of restructuring included a refinancing of its outstanding bank line of credit and certain term notes and the divestiture of the Company's new airline seat manufacturing operation. The Company entered into an agreement to sell substantially all the assets of the airline seat manufacturing operation in December 1999 and completed the transaction in January 2000. At that time approximately 300 management and production employees were terminated and the operating facility was closed. During the nine months ended September 30, 2000, the Company has incurred and paid total restructuring costs of approximately $4.0 million comprised of $1.5 million of employee severance, $1.5 million in transaction and shut down costs and $1.0 million in lease termination costs leaving a balance of $2.5 million of accrued restructuring costs which management believes will be adequate.

NOTE 8 - DISCONTINUED OPERATIONS:

         In August 2000 the Company amended its Asset Purchase and Sale Agreement related to the disposal of its rail and mass transit seating operation. In consideration for the modification, the Company received $2.0 million in cash and a $2.1 million note due in 2004 requiring quarterly interest payments at 8%. In 1998 the Company elected to treat the disposition of this business as a Discontinued Operation and in 1999 the Company elected to account for proceeds from the sale using the cost recovery method of accounting. Therefore, proceeds received in the current quarter are reported, net of tax, as income from discontinued operations.

NOTE 9 - SEGMENT REPORTING:

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

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


         For the three month period ended September 30, 2000 and 1999 inter-segment sales were insignificant and total intercompany sales of $461,311 and $1,453,084, respectively, have been eliminated.

                                                                                                2000
                                                            ------------------------------------------------------------------------
                                                             Commercial      Government and
                                                             Products(1)        Defense               Other(1)              Total
                                                            ------------------------------------------------------------------------
Revenue:
  Contract revenue                                          $         -         $12,347,698         $         -          $12,347,698
  Product sales:
    Airline seat systems                                        837,146                                                      837,146
    Automotive safety systems                                 7,273,009                                                    7,273,009
    Other                                                        17,671                                                       17,671
  Technology sales and royalties                              3,218,204             111,728             390,000            3,719,932
                                                            -----------         -----------         -----------          -----------
    Total revenue                                           $11,346,030         $12,459,426         $   390,000          $24,195,456
                                                            ===========         ===========         ===========          ===========

Operating (loss) income (1)(2)                              $ 3,294,790         $ 1,955,110         $(1,860,654)         $ 3,389,246



(1) Includes effect of technology license revenue and legal expense reimbursement related to legal settlement (Note 5)
(2)   Includes effect of employee severance costs (Note 6)



                                                                                                1999
                                                        ----------------------------------------------------------------------------
                                                       Commercial        Government and
                                                       Products             Defense               Other                 Total
                                                        -------------      --------------          -----------          ------------
    Revenue:
      Contract revenue                                  $          -       $ 12,489,890            $        -           $ 12,489,890
      Product sales:
        Airline seat systems                              12,206,257                                                      12,206,257
        Automotive safety systems                          8,107,959                                                       8,107,959
        Other                                                                   118,981                0                     118,981
      Technology sales and royalties                         246,044                                                         246,044
                                                        -------------      --------------          -----------          ------------
        Total revenue                                   $ 20,560,260       $ 12,608,871            $        -           $ 33,169,131
                                                        =============      ==============          ===========          ============
    Operating (loss) income                            $   3,097,645       $  1,174,556            $ (849,726)          $  3,422,475


                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



         For the nine months ended September 30, 2000 and 1999, inter-segment sales were insignificant and total intercompany sales of $1,625,688 and $3,576,537 respectively, have been eliminated.

                                                                                                2000
                                                            ------------------------------------------------------------------------
                                                            Commercial         Government and
                                                            Products(1)          Defense             Other(1)              Total
                                                            -----------         -----------         -----------          -----------
Revenue:
  Contract revenue                                          $         -         $36,848,773         $         -          $36,848,773
  Product sales:
    Airline seat systems                                      7,791,315                                                    7,791,315
    Automotive safety systems                                23,265,380                                                   23,265,380
    Other                                                       197,043                                                      197,043
  Technology sales and royalties                              3,756,981             451,671             390,000            4,598,652
                                                            -----------         -----------         -----------          -----------
    Total revenue                                           $35,010,719         $37,300,444         $   390,000          $72,701,163
                                                            ===========         ===========         ===========          ===========

Operating (loss) income (1)(2)                              $ 7,347,262         $ 4,113,633         $(2,670,612)         $ 8,790,283

(1) Includes effect of technology license revenue and legal expense reimbursement related to the legal settlement (Note 5)
(2)   Includes effect of employee severance costs (Note 6)


                                                                                                1999
                                                            ------------------------------------------------------------------------
                                                            Commercial         Government and
                                                            Products             Defense             Other                 Total
                                                            -----------         -----------         -----------          -----------
Revenue:
  Contract revenue                                          $         -         $33,978,567         $         -          $33,978,567
  Product sales:
    Airline seat systems                                     41,029,095                                                   41,029,095
    Automotive safety systems                                22,538,297                                                   22,538,297
    Other                                                                           710,894         $   199,547              910,441
  Technology sales and royalties                                667,130             667,130
                                                            -----------         -----------         -----------          -----------
    Total revenue                                           $64,234,522         $34,689,461         $   199,547          $99,123,530
                                                            ===========         ===========         ===========          ===========

Operating (loss) income                                     $ 7,650,583         $ 2,857,047         $(1,700,759)         $ 8,806,871

                                  SIMULA, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS PER SHARE:

      The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three and nine month period ended September 30, 2000, diluted earnings per share does not include the effect of shares to be issued upon conversion of the Company's 8% Senior Subordinated Convertible Notes (the "8% Notes") and Redeemable Convertible Preferred Stock of 2,684,171 and 2,753,845 shares, respectively, because the result would be anti-dilutive. For the three and nine month period ended September 30, 1999, diluted earnings per share does not include the effect of options to purchase common stock and shares to be issued upon conversion of the Company's 8% Notes and 10% Notes of 2,248,223 and 2,251,668, respectively, because the result would be anti-dilutive.



                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                           ----------------------------      ----------------------------
                                                               2000           1999               2000            1999
                                                           -----------      -----------      -----------      -----------
Income before discontinued operations and
  extraordinary item                                       $   341,754      $ 1,033,731      $   841,622      $ 2,233,729
Earnings from discontinued operations                        1,300,000                0        1,300,000                0
Extraordinary gain on early extinguishment of debt             725,750                0          725,750
                                                           -----------      -----------      -----------      -----------
Net income                                                   2,367,504        1,033,731        2,867,372        2,233,729
Preferred stock dividends                                       28,733           93,834           95,416          205,039
                                                           -----------      -----------      -----------      -----------
Net earnings available for common shareholders             $ 2,338,771      $   939,897      $ 2,771,956      $ 2,028,690
                                                           ===========      ===========      ===========      ===========

 Basic weighted average shares outstanding                  11,418,199       10,301,721       11,230,598       10,090,510
 Effect of dilutive securities                                  46,472        1,346,228          134,659          964,941
                                                           -----------      -----------      -----------      -----------
 Diluted weighted average shares outstanding                11,464,671       11,647,949       11,365,257       11,055,451
                                                           ===========      ===========      ===========      ===========


Earnings per common share - basic:
  Income before discontinued operations and
     extraordinary item                                    $      0.03      $      0.09      $      0.07      $      0.20
  Earnings from discontinued operations                           0.11                -             0.12                -
  Extraordinary gain on early extinguishment of debt              0.06                -             0.06                -
                                                           -----------      -----------      -----------      -----------

  Earnings per common share - basic                        $      0.20      $      0.09      $      0.25      $      0.20
                                                           ===========      ===========      ===========      ===========


Earnings per common share - diluted:
  Income before discontinued operations and
     extraordinary item                                    $      0.03      $      0.08      $      0.07      $      0.18
  Earnings from discontinued operations                           0.11                -             0.11                -
  Extraordinary gain on early extinguishment of debt              0.06                -             0.06                -
                                                           -----------      -----------      -----------      -----------

  Earnings per common share - diluted                      $      0.20      $      0.08      $      0.24      $      0.18
                                                           ===========      ===========      ===========      ===========


                                  SIMULA,INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL - The following discussion and analysis provides information that management of Simula, Inc. (the "Company") believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q and the Consolidated Financial Statements and Notes included in the Company's 1999 Form 10-K. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements contained below should be read as being applicable to all related forward-looking statements wherever they appear. See "Forward Looking Information and Risks of the Business."

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

         During the period 1999 through early 2000, the Company completed major steps in recapitalizing the Company to provide additional working capital and focus the Company on its profitable core businesses. In August, 1999 the Company completed the sale of its rail seating operation which was reported as a discontinued operation. On December 31, 1999, the Company obtained a new credit facility with an asset based lender to replace its existing bank line and issued $20 million in secured senior notes in a transaction with a private investor. In December 1999, the Company entered into an agreement for the sale of the assets of its operating unit engaged in the commercial airline seating business, for cash and the assumption of liabilities. This transaction was completed in January 2000.

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

                                  SIMULA,INC.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company defines liquidity as the ability to access cash to meet operating and capital needs. The Company's primary source of cash in the nine month period ended September 30, 2000 was from the sale of the Company's airline seating operation and collection of $2 million on a note related to the 1999 sale of the Company's rail and mass transit seating business (See Note 8). In addition, the Company received $11.0 million in October 2000 from the settlement of litigation with Autoliv, Inc. (See Note 5).

         The Company's ability to fund working capital requirements and debt service during the next year will be dependent upon improved cash flow from operations and use of the $11 million attributable to settling the Autoliv litigation (see Note 5 and Legal Proceedings). Following the 1999 restructuring, the remaining operations have a recent history of profitability and positive cash flow. The Company has significantly reduced its working capital needs and believes that existing availability under its Revolving Line of Credit (the "RLC") together with the receipt of the litigation settlement is adequate to fund its operations.

         On December 31, 1999 the company executed a Financing Agreement (the "Financing Agreement") with an asset based lender which provided a $17.0 million RLC and a $5.0 million term note. The proceeds from this financing, together with the proceeds from the Senior Secured Notes discussed below, were used to retire the then existing Senior Credit Agreement, two term notes payable to a bank and to retire $4.3 million of the Company's Senior Subordinated Convertible Notes. The Company's availability under the RLC is dependent upon the balances of accounts receivable and inventories and each of their relative advance percentages. The RLC accrues interest payable monthly at the Chase Manhattan prime rate or LIBOR plus 2.4% based upon the rate selected by the Company. The RLC matures on December 30, 2003 and renews automatically unless terminated by either party with 60 days notice prior to each anniversary date of the agreement. If the Financing Agreement is terminated at any other time, an early termination fee based upon the outstanding principal under the revolving line of credit of 1 1/2% during the first year and 3/4% after the first anniversary and before the second anniversary shall be assessed. The Company had availability under the RLC of approximately $13.0 million and $12.9 million and outstanding borrowings of $9.8 million and $3.0 million at September 30 and October 31, 2000, respectively.

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

         On December 31, 1999, the Company executed a Securities Purchase Agreement with an accredited investor for Senior Secured Notes in the amounts of $5,000,000 (the "Term Note A") and $15,000,000 (the "Term Note B") (together the "Term Notes") and a warrant to purchase 850,000 shares of common stock at $5.00 per share which have subsequently been repriced to $1.625 per share in connection with a negotiated extension of the Term Note A discussed below. The warrant is immediately exercisable and expires in December 2006. The Term Note A originally matured on September 30, 2000, however, the Company has negotiated an extension of the maturity date to October 1, 2001 as discussed below. The Term Note A accrues interest payable monthly at 15% and provides for a monthly bridge fee of $25,000. The Term Note B matures on June 30, 2003 and provides for cash interest to be paid monthly at 12.25% and interest which is to be capitalized into the note principal balance at 3% per annum. The Term Note B may be redeemed with a 30 day notice at certain specified redemption prices plus accrued interest payable to the redemption date. The Term Notes contain covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. The Term Notes are secured by the assets of the Company.

         On May 25, 2000, the Company and its senior lender entered into a non-cancellable Investment Monitoring Agreement and First Amendment to Securities Purchase Agreement dated December 31, 1999 to address disagreements about

                                  SIMULA,INC.

compliance with certain technical, non-monetary loan terms. Pursuant to these agreements, the senior lender agreed to provide ongoing operating overviews and consulting and amended certain of the Company's information reporting obligations. The Company pays an investment monitoring fee of $150,000 per annum payable in equal monthly installments of $12,500 for a three year period ending May 31, 2003.

         On August 17, 2000, the Company entered into a Second Amendment to the Securities Purchase Agreement thereby extending the maturity date of the Term Note A discussed above to October 1, 2001. The Second Amendment also modified certain terms and covenants to provide for certain transactions the Company contemplated and addressed disagreements about compliance with other technical, non-monetary, loan terms. In consideration for this amendment, the Company paid a fee of $200,000 and repriced the lender's warrant to purchase 850,000 shares of the Company's common stock to $1.625 per warrant share which represented the market value of its common stock at that time. Such re-pricing resulted in an additional discount on the underlying debt and credit to additional paid in capital of $407,000.

         At September 30, 2000 the Company was in compliance with all covenants relating to the Financing Agreement, the Term Notes and its 8% Convertible Notes.

         During the three months ended September 30, 2000, the Company repurchased a total of $2,265,000 in principal of "its" 8% Convertible Notes due in May 2004 for $1,147,250 including transaction costs, which resulted in a gain from early retirement of debt of $1,117,750.

         In August 2000, the Company executed an agreement to purchase certain intellectual property in exchange for $350,000 paid in cash and the issuance of a $950,000 note payable. The note payable provides for principal payments on December 31, 2000, June 29, 2001 and June 28, 2002 of $500,000, $250,000 and
$200,000, respectively, each with accrued interest earned thereon. The interest earned under this note accrues at the prime rate plus 3.5%.

         In June 2000, the Company executed a note payable in the amount of $800,000 in exchange for the termination of one of its facility operating leases related to the airliner new seat operation which was disposed of in January 2000. The note requires payments of monthly principal and interest at 8% of $16,221 and matures in June 2005.

         Subsequent to September 30, 2000, the holder of the Company's Series A Preferred Stock elected to exercise all of the remaining Series A Preferred shares with a face value of $1,900,000 plus accrued dividends of $5,301. As a result of the Common Share Limit, the Company could satisfy conversion of $952,529 and will issue 718,359 shares of its common stock. In accordance with the provisions of the Preferred Stock Securities Purchase Agreement, the Company will redeem the remaining preferred shares, and in accordance with the redemption formula and will pay the holder $1,934,831 by November 9, 2000. The redemption premium of $982,059 shall be recorded as a dividend on the preferred shares. The Company will satisfy the redemption through utilization of available funds under its RLC.

         The Company believes it has sufficient manufacturing capacity, at September 30, 2000, to meet its anticipated future delivery requirements.

         The Company may, however, seek to obtain additional capital should demand for its products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions, the financial position of the Company and it's financial performance and the demand for the Company's products and technologies.

         The Company's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, decreased approximately $1.0 million for the nine months ended September 30, 2000. This decrease is primarily attributable to a decrease in the Government and Defense segment primarily due to completion of certain contracts and the timing of collections under those contracts.

         Operating activities required the use of $5.8 million of cash during the nine months ended September 30, 2000, compared to the use of $10.5 million of cash during the same period in 1999. Cash used by operating activities in the 2000 period was primarily used to fund an increase in inventories, decrease in accounts payable and satisfy costs related to the disposal of the Company's airline seating system product line.

                                  SIMULA,INC.

         Investing activities provided $12.0 million principally from the sale of the Company's airline seating system product line and payment made in connection with a re-negotiated note receivable related to the 1999 disposition of the Company's rail and mass transit business, offset by investments in operating and office equipment and the acquisition of patents and other intangibles.

         Financing activities used $10.8 million of cash during the nine months ended September 30, 2000 as a result of the Company's use of proceeds received in the sale of its airline seating systems to retire $5 million in term debt, retire $2.3 million of the Company's 8% notes resulting in a gain on early retirement of $1.1 million and reduction of its line of credit and other scheduled principal reductions.


RESULTS FROM CONTINUING OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999:

         Revenue for the three and nine months ended September 30, 2000 decreased 27% to $24.2 million from $33.2 million for the three month period and $72.7 million from $99.1 million for the nine month period as compared to comparable periods in 1999. The decreases in revenue are attributable to the Company's Commercial Products segment offset partially by increases in revenue from the Government and Defense segment. Commercial Products revenue for the three months ended decreased 45% to $11.4 million from $20.6 million and for the nine month period ended decreased 45% to $35.0 million from $64.2 million. The decrease in Commercial Products revenue is principally due to the sale of the Company's airline seating systems product line in January 2000 which generated revenues of $9.9 million of the three month period and $33.7 million in the nine month period in 1999. The decrease in Commercial Products revenue in the three month period is offset partially by an increase in revenue in the Company's continuing Commercial Products businesses due to recognizing $3.0 million in license revenue attributable to technology licensing in conjunction with the settlement of the Company's outstanding litigation with Autoliv. Government and Defense revenue for the three months ended remained constant at approximately $12.5 million as compared to $12.6 million in the comparable 1999 period and for the nine months ended increased 8% to $37.3 million from $34.7 million. The increase in Government and Defense revenue is primarily attributable to an overall increase in contracts and the timing of product shipments under those contracts in production.

         Gross margin for the three months ended September 30, 2000 increased 8% to $10.4 million from $9.7 million and for the nine months ended September 30, 2000 decreased 4% to $25.9 million from $27.1 million for the comparable period in 1999. Gross margin as a percent of sales for the three months ended increased to 43% from 29% and for the nine months ended increased to 36% from 27%. Commercial Products gross margin for the three months ended decreased 10% to $5.4 million from $6.0 million and for the nine months ended decreased 21% to $13.0 million from $16.5 million. Commercial Products gross margin as a percent of sales for the three months ended increased to 48% from 29% and for the nine months ended increased to 37% from 26%. The changes in Commercial Products gross margins are primarily attributable to the disposal of the Company's airliner new seating system product line in January 2000 which produced at overall lower margins than the remaining continuing Commercial Products businesses and the effect of license revenue recognized during the third quarter. These increases in gross margin were partially offset by decreased gross margin attributable to reduction of selling prices related to the Company's ITS product. Government and Defense gross margin for the three months ended increased 27% to $4.7 million from $3.7 million and for the nine months ended increased 20% to $12.5 million from $10.4 million. Government and Defense gross margin as a percentage of sales for the three months ended increased to 38% from 29% and for the nine months ended increased to 33% from 30%. The increase in gross profit margins for Government and Defense is due to product mix and manufacturing efficiencies realized as a result of overall increase in contracts.

         Administrative expenses for the three months ended September 30, 2000 decreased 19% to $5.1 million from $6.3 million and for the nine months ended September 30, 2000 decreased 17% to $15.2 million from $18.3 million for the comparable periods in 1999. Commercial Products administrative expenses for the three months ended decreased 27% to $2.1 million from $2.9 million and for the nine months ended decreased 36% to $5.6 million from $8.9 million. The decreases in the Commercial Products administrative expenses are primarily attributable to the disposal of the Company's airliner new seating system product line in January 2000 offset partially by increased administrative expenses for Commercial Products continuing operations as a result of increased royalty expense related to product licenses and market development costs related to the Company's new polymer products. Commercial Products administrative expenses as a percentage of sales for the three months ended increased to 19% from 14% and for the nine months ended increased to 16% from 14%. Government and Defense administrative expenses for the three months ended increased 9% to $2.7 million from $2.5 million and for the nine months

                                  SIMULA,INC.

ended increased 12% to $8.4 million from $7.5 million for the comparable periods in 1999. Government and Defense administrative expenses as a percentage of sales for the three months ended increased to 22% from 20% and remained constant at 22% for the nine months ended September 30, 2000 and 1999. Corporate administrative expenses for the three months ended decreased 44% to $0.3 million from $0.9 million and for the nine months ended decreased 33% to $1.2 million from $1.9 million primarily due to legal expense reimbursement provided for in the settlement of the Autoliv litigation.

         In September 2000, the Company provided for a severance liability of approximately $1.9 million related to its obligations under employment contracts and severance agreements with terminated employees. Approximately $1.8 million will be paid in cash, of which $1.3 million was paid in October 2000 and the remaining $0.5 million will be paid in installments through September 2001.

         Interest expense increased 72% to $2.9 million from $1.7 million for the three months ended September 30, 2000 and 1999, respectively, and increased 47% to $7.5 million from $5.1 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest expense is primarily attributable to the Company's increased cost of capital associated with its debt refinancing which was completed in December 1999.

         Operating income decreased $0.1 million from $3.4 million to $3.3 million for the three month period ended September 30, 2000 and from $8.8 million to $8.7 million for the nine month period ended September 30, 2000. Operating income during these periods includes the effect in recognition of $3.0 million of technology licensing revenues and $1.0 million of legal expense reimbursement in conjunction with settlement of a legal dispute with Autoliv.

         Income from discontinued operations of $1.3 million net of $0.7 million tax provision related to the receipt of $2.0 million in cash related to its 1999 disposal of its rail and mass transit seating operation.

         Gain on early retirement of debt of $0.7 million net of $0.4 million tax provision related to the early retirement of $2.3 million principal of the Company's 8% Convertible Notes.

          The effective income tax rate for the three month period ended September 30, 2000 and 1999 was approximately 26% and 40% respectively and for the nine month periods ended September 30, 2000 and 1999 approximated 35% and 40%, respectively. The decrease in the income tax rate during the three month period in 2000 is attributable to a overall adjustment to the expected annual tax rate from 40% to 35%.

INFLATION

 The Company does not believe that it is significantly impacted by inflation.

RESEARCH AND DEVELOPMENT

         The Company's research and development occurs under fixed-price, government-funded and OEM contracts and Company-sponsored efforts. Historically, research and development efforts have fluctuated based upon available government-funded contracts and available Company funding. The Company anticipates that future fluctuations may also occur as a result of efforts to expand its inflatable restraint, airliner and helicopter seating, and other technologies. Research and development costs are expenses in the period incurred unless they are recoverable through customer contracts.

SEASONALITY

         The Company does not believe that it is currently significantly impacted by seasonal factors.

FORWARD LOOKING INFORMATION AND RISKS OF THE BUSINESS

         The Company believes that in 1999 and early 2000 it successfully addressed the manufacturing inefficiencies, operating losses, cash flow and liquidity problems that Simula experienced in recent years. The Company believes that it has significant competitive advantages based on its current and developing technologies and products, and that Simula will continue to benefit from its worldwide recognition as a premier safety technology company. Management believes the Company is positioned for consistent revenue and earnings growth during the next five years. During this period, the Company's focus will be on restructuring its balance sheet to reduce debt and interest expense.

                                  SIMULA,INC.


         This forward looking information is subject to, and qualified by, the trends and uncertainties in the Company's business described below and elsewhere in this Report.

         Projected operating results will be affected by a wide variety of factors which could adversely impact revenues, profitability and cash flows. The Company's liquidity and available working capital will be dependent upon cash flow from operations, availability of funds under its credit agreement, and positively impacted by or refinancings of certain indebtedness or, potentially, proceeds from asset sales or licensing. Other factors pertinent to the Company's ability to meet its current financial projections include its leveraged status and the level and cost of debt; reduction of fixed expenses; ability to maintain margins or grow volumes in its automotive segment; success in building strategic alliances with large prime contractors and first tier suppliers to OEMs; competition and competitive pressures on pricing including from first tier supplier partners; customer order patterns and seasonality; the cyclical nature of the automobile industry and other markets addressed by the Company's products; the level and makeup of military expenditures; the costs of legal proceedings; contract mix and shifting production and delivery schedules among the Company's two business segments; amount of resources committed to independent research and development from time to time; proof of concept and production validation of certain of the Company's new technologies and proposed products; technological changes; the level of orders which are received and can be shipped and invoiced in a quarter; manufacturing capacity and yield; costs of labor, raw materials, supplies, and equipment; reliability of vendor base, and economic conditions in the United States and worldwide markets.

         As used throughout this report, the words "estimate," "anticipate," "expect," "should," "intend," "project," "target," "believes" or other expressions that indicate future events identify forward looking statements which are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and trends may differ materially. Risks include those described herein and in the Company's registration statements and periodic reports filed with the U.S. Securities and Exchange Commission.

                                  SIMULA,INC.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 27, 2000, the Company entered into a Settlement Agreement with Autoliv, Inc. in connection with litigation commenced in 1998 and international arbitration initiated in 1999. Autoliv was a licensee of the Company's ITS head protection system. The dispute revolved around breach of contract, unfair competition and patent infringement claims. As part of the settlement, the companies have outlined a future business relationship and have dismissed all claims in the pending litigation and proceedings. In the agreement neither party admitted liability.

         As part of the settlement, the companies have outlined a future business relationship. The Settlement Agreement provides for payment by Autoliv to Simula of $11.0 million which represents $7.0 million in paid up license fees related to the ITS and additional inflatable technologies, $3.0 million in prepaid product to be delivered in the future, and $1.0 million in legal expense reimbursement. By mutual agreement of the parties certain provisions are confidential for competitive reasons.

         Under the license agreements, the Company retains manufacturing rights for all or part of the systems sold by Autoliv to OEM customers. The agreement provides that Simula will be a preferred supplier for manufactured parts as long as it is competitive as to price, delivery and quality. As is customary in the automotive business, the product must be competitively priced and Simula will work with Autoliv to meet customer cost down requirements. To the extent the Company is not competitive as to price, Autoliv may directly or through other sub-contractors assume certain manufacturing rights.

         The license and manufacturing agreements provided in the Settlement Agreement places Autoliv in a similar relationship as other licensees with whom the Company has first tier supplier arrangements made in the ordinary course of business. See Note 5 of the consolidated financial statements.

         The Company has assumed the defense and agreed to indemnify Coach and Car Equipment Corporation ("CCEC") in a lawsuit instituted in 1999. This obligation was assumed as part of the negotiated sale of the assets of CCEC which was completed in August 1999. CCEC was sued in Washington state court by Talgo, Inc., a customer of CCEC, on February 12, 1999. The lawsuit consisted of a motion for preliminary injunction, seeking specific performance under a contract between the parties for the provision by CECC of rail seats to Talgo, and a complaint accompanying such motion seeking unspecified monetary damages stemming from alleged missed deliveries by CCEC and defects in seats previously shipped under the contract. CCEC disputed such allegation. At the time the lawsuit was filed, Talgo had a $400,000 balance remaining to be paid to CCEC under the terms of the contract and CCEC then filed a counterclaim against Talgo for non-payment of the receivable. Subsequent to September 30, 2000, the Company dismissed its counterclaim for non-payment in exchange for an option to settle Talgo's claims against the Company no later than January 15, 2001 for $815,000 which the Company has adequately reserved for.

         In addition, the Company is involved in other litigation in the ordinary course of business from time to time. The Company presently is not a party to any threatened or pending litigation, the negative outcome of which would be material to the Company.

ITEM 5. OTHER - SUBSEQUENT EVENTS

         Subsequent to September 30, 2000, the holder of the Company's Series A Preferred Stock elected to exercise all of the remaining Series A Preferred shares with a face value of $1,900,000 plus accrued dividends of $5,301. As a result of the Common Share Limit, the Company could satisfy conversion of $952,529 and will issue 718,359 shares of its common stock. In accordance with the provisions of the Preferred Stock Securities Purchase Agreement, the Company will redeem the remaining preferred shares, and in accordance with the redemption formula and will pay the holder $1,934,831 by November 9, 2000. The redemption premium of $982,059 shall be recorded as a dividend on the preferred shares. The Company will satisfy the redemption through utilization of available funds under its RLC.

                                  SIMULA,INC.


         As described in the Company's report on Form 8-K filed October 13, 2000, the Chairman of the Company's Board of Directors, Stanley Desjardins, recently entered into two related agreements: a Proxy Agreement between Mr. Desjardins and the non-employee members of the Company's Board of Directors and a Corporate Governance Agreement between Mr. Desjardins and the Company. Under the Proxy Agreement, Mr. Desjardins covenants that he will not initiate any proxy contest for at least two years, and irrevocably grants each of the Outside Directors his proxy for one year on all matters other than those in connection with a merger, share exchange or sale of substantially all the Company's assets, or an amendment to the Company's Articles of Incorporation that disproportionately adversely affects Mr. Desjardins. Under the Corporate Governance Agreement, Mr. Desjardins and the Company agree (i) to review existing management contracts and to seek renegotiation of such contracts, (ii) that Mr. Desjardins remain as Chairman of the Company's Board of Directors for a minimum of two years, (iii) that Mr. Desjardin's activities as Chairman be limited to those set forth in the Company's Bylaws or those required by law, and
(iv) that, for a period of two years, only non-employees, other than the Company's Chief Executive Officer, will be nominated to serve as members of the Board of Directors.

         On November 2, 2000, the Company received final listing approval from the American Stock Exchange. The Company intends to transfer trading in both its common stock and its publicly traded convertible debentures to the American Stock Exchange effective November 13, 2000.

                                  SIMULA,INC.

PART IV

ITEM 6.    EXHIBITS AND REPORTS

a)   The following Exhibits are included pursuant to Item 601 of Regulation S-K.

   NO.                   DESCRIPTION                                   REFERENCE
   ---                   -----------                                   ---------

   3.1      Articles of Incorporation of Simula, Inc., as amended and
            restated.......................................................(2)
   3.2      Bylaws of Simula, Inc., as amended and
            restated.......................................................(1)
   4.7      Indenture dated April 1, 1997, in connection with
            the Company's issuance of the 8% Senior Subordinated
            Convertible Notes due May 1, 2004.............................(15)
   4.8      Certificate of Designation, Preferences, Rights
            and Privileges of the Company's $7,500,000
            Series A Preferred Stock .....................................(10)
   9.1      Proxy Agreement between Stanley P. Desjardins and
            Outside Directors of the Company dated
            September 29,2000.............................................(17)
   9.2      Corporate Governance Agreement between
            Stanley P. Desjardins and the Company dated
            September 30, 2000............................................(17)
  10.11     1992 Stock Option Plan, as amended
            effective September 15, 1998...................................(8)
  10.12     1992 Restricted Stock Plan.....................................(1)
  10.21     1994 Stock Option Plan, as amended
            effective September 15, 1998...................................(8)
  10.26     Simula, Inc. Employee Stock Purchase Plan......................(2)
  10.29     Form of Change of Control Agreements,
            as amended, between the Company and
            Donald W. Townsend, Bradley P. Forst,
            and James A. Saunders..........................................(6)
  10.30     Form of Employment Agreements between
            the Company and Donald W. Townsend,
            Bradley P. Forst, and James A. Saunders........................(7)
  10.32     Employment Agreement between the
            Company and James C. Dodd dated March 2, 1999.................(10)
  10.33     Change of Control Agreement between
            the Company and James C. Dodd dated March 2, 1999.............(10)
  10.37     Simula, Inc. 1999 Incentive Stock Option
            Plan..........................................................(11)
  10.38     Amended and Restated Asset Purchase Agreement
            for the sale of Coach and Car Equipment Corporation,
            a wholly-owned subsidiary of the Company, dated
            August 31, 1999 and Note Refinancing Agreement dated
            October 21, 1999..............................................(12)
  10.40     Asset Purchase Agreement for the sale of
            Airline Interiors, Inc., a wholly-owned
            subsidiary of the Company,
            dated December 24, 1999.......................................(15)
  10.41     Financing Agreement with The
            CIT Group/Business Credit, Inc.
            dated December 30, 1999.......................................(15)
  10.42     Securities Purchase Agreement with
            Levine Leichtman Capital Partners
            II, L.P. dated December 31, 1999..............................(14)
  10.43     Employment Agreement between the
            Company and Joseph W. Coltman dated
            February 1, 2000..............................................(15)
  10.44     Change of Control Agreement between
            the Company and Joseph W. Coltman dated
            February 1, 2000 .............................................(15)
  10.45     Promissory Note between the Company
            and Stanley P. Desjardins dated December 31, 1999,
            effective December 14, 1999...................................(15)
  10.46     Second Amendment to Securities Purchase
            Agreement with Levine Leichtman Capital
            Partners II, L.P. dated August 17, 2000.......................(16)
 *10.47     Amendment to Amended and Restated Asset
            Purchase Agreement for the sale of Coach
            and Car Equipment Corporation dated
            September 13, 2000.............................................
  18        Preference Letter re: change in accounting
            principles.....................................................(3)
 *21        Subsidiaries of the Company....................................
  24        Powers of Attorney - Directors..........................(5)(9)(15)
 *27        Financial Data Schedule........................................

----------

* Filed herewith.
     (1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

                                  SIMULA,INC.


    (2) Filed with Definitive Proxy on May 15, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.
    (3)  Filed with report on Form 10-Q/A for the quarter ended June 30, 1996.
    (4) Filed with Registration Statement on Form S-3/A, No. 333-13499, under the Securities Act of 1933, effective April 21, 1997.
    (5)  Filed with report on Form 10-K for the year ended December 31, 1997.
    (6) Filed with report on Form 10-Q for the quarter ended March 31, 1998. The Change of Control Agreements for Messrs. Townsend, Forst and Saunders are substantially identical and differ materially only in that Mr. Townsend is entitled to an amount equal to five (5) years base salary and benefits upon a change of control while Messrs. Forst and Saunders are entitled to an amount equal to four (4) years base salary and benefits upon a change of control.
    (7) Filed with report on Form 10-Q for the quarter ended March 31, 1998. The Employment Agreements for Messrs. Townsend, Forst and Saunders are substantially identical and differ materially only in the following two respects: (i) the initial term of the agreement with Mr. Townsend is five (5) years while the initial term of the agreement with Messrs. Forst and Saunders is three (3) years; and (ii) the post-termination non-compete period with Mr. Townsend is thirty (30) months while it is eighteen (18) months with Messrs. Forst and Saunders.
    (8) Filed with report on Form 10-Q for the quarter ended September 30, 1998.
    (9)  Filed with report on Form 10-K for the year ended December 31, 1998.
    (10)  Filed with report on Form 10-Q for the quarter ended March 31, 1999.
    (11) Filed as Appendix A with Definitive Proxy on May 14, 1999, for the Company's Annual Meeting of Shareholders held on June 17, 1999.
    (12) Filed with report on Form 8-K, under the Securities Exchange Act of 1934, on October 26, 1999.
    (13) Filed with report on Form 10-Q for the quarter ended September 30, 1999.
    (14) Filed with Schedule 13D, under the Securities Exchange Act of 1934, on January 10, 2000 effective December 31, 1999 by Levine Leichtman Capital Partners II, L.P.
    (15) Filed with report on Form 10-K for the year ended December 31, 1999.
    (16) Filed with Amendment to Schedule 13D, under the Securities Exchange Act of 1934, on August 25, 2000 by Levine Leichtman Capital Partners II, L.P.
    (17) Filed with report on Form 8-K, under the Securities Exchange Act of 1934, on October 13, 2000.



b)       Reports on Form 8-K

         The Company filed a report on Form 8-K on October 13, 2000 disclosing a material change in management, related employee severance costs, and the execution of a proxy and corporate governance agreement among the Company, its Board of Directors, and majority shareholder, all as further described in Item 5 of this Report.

                                  SIMULA,INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          SIMULA, INC.



DATE:    November 7, 2000                            /s/  BRADLEY P. FORST
                                                   -----------------------------
                                                   BRADLEY P. FORST
                                                   President
                                                   Chief Executive Officer


                                                     /s/  JAMES C. DODD
                                                   -----------------------------
                                                   JAMES C. DODD
                                                   Executive Vice President
                                                   Chief Financial Officer