Form 10-K405
period 2000-12-31
SIMULA INC
filed 2001-04-17
CIK 885080

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 COMMISSION FILE NO. 1-12410




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


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
       -------------------                             -------------------
Common Stock, par value $.01 per share                 American Stock Exchange
8% Senior Subordinated Convertible Notes Due 2004      American Stock Exchange

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
Yes   X      No
    -----       ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy incorporated by reference in Part III of this Form 10-K X

    As of April 12, 2001, the number of shares of Common Stock outstanding was 12,190,011 and the aggregate market value of the Common Stock (based on the closing price as quoted on the American Stock Exchange on that date) held by non-affiliates of Registrant was $14,355,721.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with its Annual Meeting of Shareholders to be held June 7, 2001 are incorporated by reference in Part III of this report.

                                     PART I


ITEM 1.  BUSINESS

         The matters discussed in this report on Form 10-K may include estimates or forward-looking statements that describe matters that involve risks and uncertainties which could cause our actual results to differ materially from those discussed herein. See "Management's Discussion and Analysis and Financial Condition and Results of Operations" - "Forward Looking Information" and "Risks and Uncertainties in the Business."

THE COMPANY

         Simula, Inc. (hereinafter "Simula") is a leading provider of crash resistant and energy-absorption technologies that safeguard human lives. We specialize in the development, manufacture and marketing of advanced occupant safety, seating, and restraint systems installed in air, ground and sea vehicles. We were founded in 1975 as a provider of crash absorption seating for military helicopters. Our technology was rapidly adopted by military branches around the world and is now the standard for use in new military helicopters. In recent years, we have developed additional crash absorption technologies, including airbags, armor, restraints and other protective equipment, and have expanded these technologies across numerous applications in both the public and private sectors.

         Simula is a holding company for operating units in two business segments. Our Commercial Products segment includes technology development, products and safety systems for automobiles and trucks, high impact transparent polymer products, and airline seat soft goods. Our Aerospace and Defense segment includes technology development and manufacturing operations for military aircraft seating, armor, and crew safety systems sold principally to U.S. and foreign armed forces. Both of our segments also engage in technology licensing. Financial information about us and our segments is found in Items 6, 7, and 8 of this report.

RECENT CHANGES AND RESTRUCTURING STRATEGY

         Although our revenues have grown steadily we have reported operating losses in recent years. In 1999 and 2000 we disposed of our rail and mass transit seating and our commercial airline seating businesses. These operations have incurred operating losses and negative cash flow in prior years. As a result of these dispositions, we were left with two historically profitable core businesses: our aerospace and defense and our automotive safety devices businesses.

         We are currently in the midst of a restructuring of our company. This restructuring was occasioned by a change in management, beginning with the appointment of a new President and Chief Executive Officer in October 2000, and a new Chief Operating Officer and Chief Development Officer in March 2001. Under this new management team, we adopted and, as of March 31, 2001, have completed or substantially implemented a restructuring plan consisting of the following initiatives:

         - exiting our unprofitable businesses and narrowing our business focus on our core competencies through sales or consolidation of certain operating units;

         - adopting a new business strategy that emphasizes strategic alliances and monetizing our technology and patent portfolio;

         - writing off our unproductive assets resulting from our narrowed focus and new business strategy;

         -        making significant workforce reductions;

         - improving our net income through operating efficiencies and cost cutting initiatives;

         - improving our technology and product development processes for new projects and technologies to systematically introduce new technologies and shorten technology development and product introductions and to significantly reduce our research and development expenditures; and

         - restructuring our balance sheet through refinancing, asset dispositions and earning and cash flow from operations.

CORE PRODUCTS AND TECHNOLOGIES

         Through our operating divisions and subsidiaries, we develop, manufacture, license, and sell products and technologies in six major categories. The products and technologies are typically developed into a number of different applications which are provided across a range of markets to different types of customers:

         - Inflatable Restraints - We have numerous patented inflatable restraint devices, embodying technologies and designs that are significantly different than the conventional airbag, which are used to protect occupants in automobiles and aircraft. These products and technologies are used in both military and commercial markets.

         - Seating Systems - We have expertise in crash resistant, energy absorbing technologies used in protective seating systems for aircraft pilots and crews. These systems are used principally in military aircraft but also have commercial applications and customers.

         - Sensors - We have developed and patented a variety of sensors including one used to detect rollover incidents for land vehicles and another used to detect crash incidents in aircraft. These sensors trigger the deployment of safety devices, including inflatable restraints and airbags, and have application in both commercial and military markets.

         - Armor - In connection with our military seating systems, we developed extensive technology and an array of armor products. Armor in numerous designs is used in military aircraft, land vehicles and body armor for military personnel. Products are also sold and licensed in the civilian market, including vehicular armor and body armor for law enforcement and similar personnel.

         - Polymer Products - We sell and license a family of proprietary polymer materials. The materials are transparent, high impact, and have high optical properties. These materials are suited for a variety of applications in both military and commercial markets, including ophthalmic lenses, protective eyewear, and armor systems.

         - Protective Equipment and Parachutes - We have patented designs for state-of-the-art parachutes with numerous competitive advantages. Parachutes are marketed for pilots in military branches around the world. We also have military customers for a related set of crew and pilot protective equipment including inflatable life vests utilizing our inflatable restraint technology.

MARKETS OVERVIEW

Aerospace and Defense

         Military Aircraft Seating Systems. We have been a major supplier of crash-resistant, energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the United States military and their prime defense contractors, and foreign customers for over 25 years. We currently supply approximately 70% of the new and replacement seating systems for U.S. military helicopters. The military aircraft seating systems focus on reducing injury and increasing survivability in aircraft crashes.

These crash-resistant seating systems contain proprietary energy-absorbing devices that activate upon impact to absorb shock that otherwise would be absorbed by the seat occupant and to restrain the body through the high force levels experienced in a crash.

         Based on internal market surveys and data, we believe that we are the leading provider of energy-absorbing helicopter seats purchased by the United States and foreign militaries. This belief is supported by us being the sole supplier of specific seats for 11 helicopter models. Military aircraft for which we have designed and manufactured seat assemblies include the AH-64A Apache attack helicopter; UH-60A Blackhawk transport and cargo helicopter; SH-60B Sea Hawk reconnaissance helicopter; SH-3 Sea King utility helicopter; CH-53 Sea Stallion transport and cargo helicopter; V-22 Osprey tilt-rotor aircraft; India's Hindustan Aeronautics, Ltd. ALH utility helicopter; and C-17 fixed wing utility aircraft. Aircraft manufacturers in our customer base include Boeing, Sikorsky Aircraft Corporation, Bell Helicopters Textron, Inc., and GKN Westland Helicopters Ltd.

         Armor Systems. As an outgrowth of our military aircraft seating systems we have developed an expertise in high performance, lightweight armor systems, which make up a significant portion of both materials in, and costs of, such seating systems. In addition, we have developed a variety of other armor and composite materials for integration in our existing and proposed products and for sale as base materials to customers. Our armor systems use state-of-the-art ceramic, composite and fibrous materials. Advanced materials with which we have expertise include fiber reinforcements of Kevlar, Zylon, Spectra, S-glass, E-glass, and hybrid weaves matched with boron carbide, aluminum oxide, and other ceramics. We also have the capability to process thermoset resins including epoxies, polyesters, and vinyl esters.

         Our high-strength, lightweight armor systems have been incorporated into a variety of United States military vehicles. We are a principal supplier of such lightweight armor systems in the United States. We develop and manufacture armor systems for seats as well as for structural and other components of military aircraft. Aircraft components incorporating armors developed or produced by the Company include V-22 Osprey crew seats; C-17 cockpit components; AH-64A Apache crew seats; Blackhawk crew seats and floor armor; CH-53 Sea Stallion crew seats; United States Navy landing craft crewstation armor; high-mobility, multi-wheeled vehicles ("HMMWV") and transport vehicles; and the Armored Security Vehicle (ASV). Our armor business also includes a range of body armors designed to minimize injury from handgun bullets, rifle bullets and fragments from explosive warheads.

         Our armor business, including new body armor products for personnel, has grown significantly and we anticipate we will devote continuing and additional efforts to increase our market share in both defense and civilian markets. In October 2000, we were awarded a contract to produce Small Arms Protective Inserts for the U.S. Army and U.S. Marine Corps. Furthermore, we also see significant opportunities for our armor business in non-military applications. We currently license our patented SimuLITE(TM) material to Second Chance Body Armor, Inc., the nation's largest manufacturer of soft, concealable personal body armor used by police forces.

         Parachutes. Under contract with the United States Navy, we have applied our technologies and overall knowledge of materials and structures to develop a parachute system that solves numerous functional problems attendant to traditional military parachutes. Our Thin-Pack Parachute ("TPP"), unlike many parachutes traditionally used by the military, is small, lightweight, unisex, capable of being worn during flight, and vacuum-packed so that it maintains a long-term shelf life without repacking. Our patented environmental sealing technology reduces repackaging and maintenance costs, and extends the service life of the parachute without jeopardizing user safety. In October 2000, we received a Basic Ordering Agreement (BOA) to provide TPP's over the next five years. While the business base with the U.S. military has steadily increased, our Durachute parachute system, the commercial configuration of the TPP, is undergoing certification testing with the FAA in preparation for commercial sales activity.

         Flotation Collars. We have developed a line of flotation collars that are designed to provide addition buoyancy for a person that enters water in an emergency. The basic configuration of the product, called the Low Profile Flotation Collar, can fit a wide range of applications. It can be used by aviators that eject or bailout over water, rescue swimmers, divers and naval personnel, for example. In addition, it can be worn with a wide range of other equipment and clothing. There are variations on the basic configuration including automatic inflation and face covers. Our system has been adopted by the U.S. Navy and U.S. Air Force.

         Sensors. We have also achieved great success in developing vehicle sensor technology designed for both military and commercial applications. The Electronic Crash Sensor Unit, designed for use in military helicopters equipped by our CABS system, provides maximum safety to the pilots by efficiently determining when to deploy the airbag system. The Crash Sensor Diagnostic Module is a commercially developed sensor and diagnostic module designed to activate protective systems for passengers during a crash event for large, fixed wing aircraft. We have also developed a vehicle rollover sensor suitable for a wide range of transportation uses. The primary application for this sensor is in the activation of occupant restraint systems in a rollover of a car or truck. We have also developed our Roll-Tect(TM) technology which has numerous applications, particularly aircraft and industrial applications, where an absolute roll angle needs to be detected.

          Aircraft Inflatable Restraint Systems. We developed our core inflatable restraint technology in the 1980s under a series of contracts with the United States government. As customary with government contracts, we retained the proprietary commercial rights to the technology and have expanded and developed such technology into numerous other applications in various products and industries. As an outgrowth of this core inflatable restraint technology, we have developed four types of inflatable restraint systems for automobiles and two systems for military aircraft which include an inflatable body and head restraining system for military helicopter crew members, and a cockpit airbag system ("CABS") for the protection of the flight crew in military aircraft.

         The CABS product has recently completed testing for the U.S. Army's UH-60 Black Hawk helicopters and OH-58 Kiowa Warrior helicopters. We have demonstrated production readiness for these systems and are seeking government approval for production. Commercial production of CABS for civil helicopters is currently being evaluated.

Commercial Products

Automotive Safety Devices.

         We design, develop, license, manufacture and market a family of automotive restraint devices which offer passengers high levels of protection and security. At the core of our patented technology is the Inflatable Tubular Structure ("ITS"). In 1994, we made a strategic decision to enter the inflatable restraint market for automobiles utilizing ITS. We completed our development and began commercial production of this technology in late 1996. In April 1997, we signed a licensing agreement with Autoliv, Inc. to begin product delivery of the ITS system for BMW models. Since that time, our automotive safety product line has been one of our fastest growing and most profitable businesses.

         Over the past several years, the demand for vehicle safety systems has increased dramatically due to consumer demand for increased safety and changes in government regulations mandating more effective safety components in vehicles. After frontal collisions, side-impact collisions are the second leading cause of injuries in vehicle crashes and account for approximately 25% of all injuries and 34% of all fatalities. A majority of side-impact injuries are to the head and neck. Rollover crashes are the third leading cause of injuries, and the second leading cause of fatalities in crashes. As a result, the federal government has imposed stringent safety regulations and standards on future vehicle models, underscoring the increasing trend towards making side-impact safety a necessary component of every vehicle's safety system. Federal Motor Vehicle Standard No. 201 ("Standard No. 201") requires greater interior safety to protect an occupant's head against side impact collisions. Automobile manufacturers must comply with this standard on a graduated scale beginning with the 1999 model year until full implementation is required in the 2004 model year.

         The ITS provides protection beyond that provided by conventional airbags currently utilized in automobiles. Unlike a conventional airbag, which must be backed by a structure such as a steering wheel, dashboard, or door, the ITS is attached to and supported by the structure of the vehicle frame and door pillars. During a side-impact crash, a tube located above the door inflates and becomes shorter in length, which causes it to drop out of its stowed position and form a tight diagonal inflatable structure across the side window. As a result, the ITS provides protection despite the window being open or breaking upon impact. A conventional airbag would not have adequate support in these situations. Therefore, the ITS is able to substantially reduce head rotation to the side and prevent contact with vehicle components. Additionally, the diagonal arrangement of the activated ITS offers protection for occupants of different sizes and seating positions, and in different types of side-impact collisions. The system has an extended inflation time, enabling the unit to offer protection in the event of secondary impacts or rollovers. The ITS deploys in a non-aggressive manner, usually eliminating the possibility of injury during inflation that is present in conventional frontal airbags. Tests conducted by the Insurance Institute for Highway Safety and NHTSA have conclusively demonstrated that the ITS system delivers extensive head and neck protection, as well as significantly mitigating occupant ejection during rollovers.

         Since introduction in BMW automobiles in 1997, the ITS has proven to be an effective countermeasure against the effects of numerous categories of crashes. The ITS was the first product designed specifically to protect vehicle occupants' heads and necks in side-impact collisions, and provides significant protection for vehicle occupants in the event of secondary collisions or rollovers. As deadlines for compliance with Standard No. 201 approach, we expect that demand for our superior safety products will increase. With increasing safety standards, applications of products like ITS will extend from the exclusive luxury vehicle segment to the larger general vehicle market.

         Market Opportunity. As a result of government regulations and consumer demand for greater occupant safety, the worldwide market for frontal and side-impact airbags in all vehicle positions (front and rear) is expected to surpass $12 billion, according to industry reports by TRW and Autoliv. Over the next three to five years, we believe dynamic side impact restraints will be the fastest growing segment of this market, expanding from approximately four million units in 1999 to over 20 million units in 2004. We are currently in production for six automotive platforms. In anticipation of increased demand, we have developed several strategic partnerships with first tier automotive suppliers resulting in 15 platform awards covering 24 models from five OEMs. In addition to our Autoliv agreement, we have license and manufacturing agreements with TRW, Inc. and Delphi Automotive Systems, Inc. for the marketing, development and production of ITS for automotive platforms. We have entered into a license agreement with Indiana Mills & Manufacturing, Inc. ("IMMI") which grants IMMI the right to manufacture and sell the ITS to heavy and medium duty truck manufacturers. Entering into such strategic alliances with first tier component suppliers allows us to leverage off the size and industry strength of such large manufacturers, and to benefit from their market access to OEMs.

         Integrated Systems Supplier. Historically, we have relied on strategic relationships with first tier suppliers for the adoption of inflatable restraint technology by OEMs. Under the resulting supply agreements for our ITS, we would only manufacture the actual inflatable structure and our distributor partner would create the other parts needed for the unit (e.g., sensor, inflator, etc.). The recent internal development of the Distributed Charge Inflator ("DCI"), a patented inflator mechanism that allows airbags to inflate upon impact or collision, will allow us to position ourselves as an integrated systems supplier. We will be able manufacture and sell the entire ITS unit to be installed in an automotive platform. This move up in the supply chain will allow us to supply OEMs directly and to sell product outside of arrangements with traditional first tier distributors. By providing a fully integrated product, we will be able to improve our operating margins. See "Risks and Uncertainties in the Business."

         New Product Introductions. We have developed various additional applications for our ITS-related technology, including the Advanced Head Protection System ("AHPS"), the Inflatable Tubular Torso Restraint

("ITTR"), the Inflatable Tubular Bolster ("ITB") and the Inflatable Tubular Cushion ("ITC"). The AHPS is a refinement of the ITS technology for side-impact head and neck protection. AHPS will be integrated in mid-2001 on two platforms, one luxury and the other conventional. Other AHPS platforms will be launched in 2002, 2003 and 2004. The ITTR is a patented seat belt device for both front and rear passengers that incorporates an inflatable tube into the torso portion of the belt. In 1998, we entered into a license and supply agreement with TRW for the marketing of the ITTR. In 2000, we entered into a similar agreement with Autoliv. We currently have not been awarded any production contracts or awards for the ITTR. Subsequently, the U.S. Army has contracted with us to improve the safety of its heavy-duty trucks, such as the HMMWV, by implementing the ITTR system. The ITB provides protection to occupants' lower extremities during frontal and oblique-angle collisions while the ITC extends protection to occupants' hips and torsos during side-impact crashes. We have concluded crash testing of the ITB and have also completed feasibility testing of the ITC, but neither the ITB nor the ITC is currently in a supply or development stage. In 2000, we entered into a license and supply agreement for the ITC with Autoliv on a non-exclusive basis.

Advanced Polymer Materials

         We have developed and tested a number of advanced polymers and polyurethanes possessing a wide variety of potential product applications, and have introduced these materials to a variety of customers in numerous markets. These patented and proprietary transparent plastic materials are high-strength, impact resistant, lightweight, dye compatible, and withstand extreme temperatures and chemical attack. Potential uses for such materials include transparent armor, laser protective devices, aircraft canopies, high performance windows for aircraft and automobiles, industrial and protective lenses and visors, medical products and sun, sport, and ophthalmic lenses. We have obtained numerous research and product development contracts for these materials and are negotiating supply contracts with commercial customers in various markets.

         We are emphasizing a licensing strategy to commercialize our transparent polymers. This approach allows the greatest flexibility in penetrating the wide range of markets where these materials have application. This strategy also gives us the freedom to negotiate appropriate supply, production, and licensing arrangements as required by customers in distinct market segments. In all of our licensing agreements, we retain the right to develop our polymer technology in countless other areas, including our core businesses such as transparent armor for vehicles and military aircraft and bullet-resistant glazing. We have demonstrated this approach by negotiating a license agreement with PPG Industries, the largest producer and supplier of optical monomer to the prescription lens market, including a non-declining royalty stream and Intercast Europe, the leading supplier of premium sun and sports lenses. In December 2000, PPG Industries introduced its Trivex(TM) optical lens material, which uses our patented polymer originally developed by us for military applications. We are collecting royalties on our existing licenses and will continue to pursue other license arrangements for other markets.

Airline Soft Goods

         We also have operations that repair, refurbish, and retrofit existing commercial aircraft seats. Our services include the supply of seat components, including upholstery, cushioning, and fire blocking.

PROPRIETARY TECHNOLOGY

         We maintain a research and testing facility dedicated to the development of new products and applications and the modification and improvement of existing products. We employ an interdisciplinary team of biomedical experts, crash safety analysts, chemists, and physicists that perform a variety of functions including ballistics and crash dynamics. Our research and testing facilities support intra-company projects and also generate revenue from external services contracting.

         We retain proprietary rights in the products and services we develop, including those initially financed under government contracts. As an integral component of our strategy, we seek to transfer all of our technology to product applications. Our costs for research and development in 2000, 1999, and 1998 were approximately $14 million, $12 million, and $13 million, respectively. These amounts include government-funded, other customer-funded, and Company-funded research and development contracts.

         Since much of our research and development generates proprietary technology, we seek patent protection on products that we develop. We have a total of 31 U.S. and 41 foreign patents, of which approximately 14 U.S. and 27 foreign are utilized in our core business. In addition, we have received notices of allowance on another 4 U.S. and 4 foreign patents and we have an additional 15 U.S. and 87 foreign patents pending. United States patents protect inventions for a period of 20 years after the application is first filed. Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies. We also rely on unpatented proprietary information and know-how, typically protecting such information as trade secrets, but there can be no assurance that others will not develop such information and know-how independently or otherwise obtain access to our technology.

         In April 2000, we implemented a new corporate strategy, Framework for Advancing Strategic Technologies ("FASTrack"), that emphasizes time-to market and cost effective management of our product portfolio and technology planning processes. The FASTrack strategy has two principal objectives. The first objective relates to the commercialization of technologies that create new markets or expand existing ones. The second objective is to identify technologies within our core product areas that have the greatest potential for commercialization in a variety of markets and across diverse customer bases. See "Risks and Uncertainties in the Business."

CUSTOMERS

         Sales of our products to all branches of the United States military (and its prime contractors) represented approximately 32% of our revenue in fiscal year ended 2000, while sales to Autoliv represented approximately 35% of our year 2000 revenue. No other customer accounted for more than 10% of our revenue during 2000. Our businesses have relied to a great extent on relatively few major customers, although the mix of major customers has varied from year to year depending on the status of then existing contracts. We believe that historical customers, such as the United States Army and other branches of the United States military, to which we have supplied products for approximately 25 years, will continue to represent major customers. As we have applied our technologies to additional products and markets and grown through strategic acquisitions, the list of customers for our commercial products has expanded rapidly in recent years. Current commercial customers of ours include Autoliv, Boeing, BMW, Delta Airlines, Delphi Automotive, American Airlines, Sikorsky Aircraft, Bell Helicopter Textron, and TRW. The loss of or significant reduction in sales to a major customer would harm our business, operations and financial condition. See "Risks and Uncertainties in the Business."

COMPETITION

         Numerous suppliers compete for government defense contracts as prime contractors or subcontractors. Competition relates primarily to technical know-how, cost, and marketing efforts. The competition for government contracts relates primarily to the award of contracts for the development of proposed products. Contracts for supply of products primarily tends to follow the development contracts because of the extensive investment necessary to develop and qualify new products. Our principal competitors in the crash-resistant military seating market are Martin-Baker (England) and Israeli Aircraft Industries (Israel). Our military product lines in armor, parachutes, and flotation collars have a number of competitors, with none dominating the market.

         The worldwide automobile airbag market is currently dominated by four large suppliers, Autoliv, TRW, Takata, and Delphi, all of which are producing airbag systems in commercial quantities. The market served by our inflatable restraint systems is intensely competitive. We have entered into strategic alliances with most of the largest suppliers of conventional automotive airbags, including Autoliv, TRW, Delphi, and others, to market and produce our products.

         Most of our competitors have greater marketing capabilities and financial resources than we do. Our competitive strategy is to be a technology innovator and strategic partner with larger industry leaders. Our present or future products could be rendered obsolete by technological advances by one or more of our competitors or by future entrants into our markets. See "Risks and Uncertainties in the Business."

PRODUCTION AND MANUFACTURING

         Our production and manufacturing consists principally of the machining, bending and welding of metals, molding of composite materials, processing, sewing, upholstery, component fabrication, and final assembly. After assembly, products are functionally tested on a sample basis as required by applicable contracts. Our manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the United States government, periodically send representatives to our facilities to monitor quality assurance. A total of four of our operating units are ISO certified.

         We conduct manufacturing operations principally in metro-Phoenix, Arizona. We also have manufacturing operations in Atlanta, Georgia and Asheville, North Carolina. Our subsidiary dedicated to automotive safety devices operates two new state of the art manufacturing facilities including a high volume, just in time provider, in the United Kingdom to support customers located in Europe.

DISTRIBUTION, MARKETING AND SALES

         Most of our products are distributed as a component supplier to OEMs or subcontractor to prime contractors. We do not directly serve mass consumer markets and supply directly from manufacturing facilities, which does not involve significant inventory, warehousing or shipping methodologies.

         Depending upon the product, we typically employ one of four methods for marketing: (i) direct sales, (ii) technical teams, typically comprised of a combination of sales personnel and engineers, which is utilized in the marketing of automotive safety devices, (iii) strategic alliances with first tier component suppliers, which are utilized in the marketing to OEMs, and (iv) responses to formal request for proposals in bidding for government contracts.

         In marketing our safety restraint and seating products, we endeavor to maintain close relationships with existing customers and to establish new customer relationships. Ongoing relationships and repeat customers are an important source of business for our current and new products. Similarly, we will rely in part on forming strategic alliances to gain the established marketing capabilities of first tier component suppliers in connection with the distribution of our automobile restraint systems.

         Our marketing and sales activities in the government sector focus primarily upon identifying research and development and other contract opportunities with various agencies of the United States government or with others acting as prime contractors on government projects. Key members of our engineering and project management staffs maintain close working relationships with representatives of the United States military and their prime contractors. Through these relationships, we monitor needs, trends, and opportunities within current military product lines.

         Approximately 50% of our total revenue in fiscal 2000 resulted from products sold internationally. We anticipate that our international sales will remain strong. The initial customer of the ITS has been Autoliv, a European first tier automobile supplier that is supplying to BMW. We believe that there are opportunities for additional sales of the ITS in Europe and Asia. Military procurement has traditionally had a large international base. Countries in which we are actively marketing include Germany, Canada, France, Italy, the United Kingdom, Ireland, Japan, India, Korea, and Australia. Sales of our products to all branches of the United States military (and its prime contractors) represented approximately 32% of our revenue in fiscal year 2000.

RAW MATERIALS AND SUPPLIES

         We purchase raw materials, components, devices, and subassemblies from a wide variety of sources. Principal raw materials used by us include plastics, urethanes, ceramics, Kevlar, aluminum, steel, airbag materials, hoses, woven materials, upholstery and fabric products and foam. Components include aluminum subassemblies, restraints and related hardware, harnesses, and gas generators for inflatable restraint products. We generally purchase supplies and components pursuant to individual or blanket purchase orders. Blanket purchase orders usually provide for the purchase of a large amount of items at fixed prices for delivery and payment on specific dates. Most of the raw materials we use are widely available.

BACKLOG

         Our backlog at December 31, 2000 and 1999 was approximately $84 million and $74 million, respectively. The backlog includes contracts for major current products as well as for supplies and replacement components. In the case of government contracts, backlog consists of aggregate contract values for firm product orders, exclusive of the portion previously included in operating revenue utilizing the percentage completion accounting method. All orders included in the backlog are believed to be firm and are expected to be filled over the next five years. In the case of automotive safety devices the backlog only includes anticipated production for the next six months.

EMPLOYEES

         As of December 31, 2000, we had approximately 700 full-time employees. We believe that our continued success depends on our ability to attract and retain highly qualified personnel. Our employees are not unionized.

TRADEMARKS AND TRADENAMES

         We do not presently own or maintain any trademarks that are material to our business.

REGULATORY MATTERS

         Our operations are subject to a variety of federal, state, and local environmental regulations, including laws regulating air and water quality and hazardous materials and regulations implementing those laws. Our principal environmental focus is the handling and disposal of paints, solvents, and related materials in connection with product finishes, welding, and composite fabrication. We contract with qualified waste disposal companies for services. We regard our business as being subject to customary environmental regulations, but do not believe it faces unique or special problems. The cost to us of complying with environmental regulations is not significant.

             We are also subject to laws and regulations governing our relationships with employees, including minimum wage requirements, overtime, work and safety conditions and regulations governing employment.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located in Phoenix, Arizona. We conduct operations in three U.S. states and in the United Kingdom. Manufacturing facilities are located in Tempe, Arizona; Atlanta, Georgia; Asheville, North Carolina; and Ashington, England. In addition, we maintain extensive research and development labs and testing facilities in Phoenix. We lease most of our facilities.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in litigation in the ordinary course of business from time to time. We presently are not a party to any threatened or pending litigation, the negative outcome of which would be material to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of fiscal 2000 to a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the American Stock Exchange under the symbol "SMU." The following table sets forth the high and low closing prices of the Company's Common Stock for each calendar quarter of the year indicated.

                                                           High           Low
           1999:
           First Quarter..............................    $ 8.75        $ 4.94
           Second Quarter.............................    $ 7.81        $ 4.44
           Third Quarter..............................    $ 7.44        $ 4.81
           Fourth Quarter.............................    $ 7.38        $ 4.50

           2000:
           First Quarter..............................    $ 6.69        $ 3.50
           Second Quarter.............................    $ 3.88        $ 1.63
           Third Quarter..............................    $ 2.25        $ 1.13
           Fourth Quarter.............................    $ 4.19        $ 1.38

           2001:
           First Quarter..............................    $ 3.06        $ 1.56


     The number of holders of the Common Stock of the Company, including beneficial holders of shares held in street name, as of the close of business on April 12, 2001, is estimated to be greater than 2,000. On April 12, 2001, the closing price of the Common Stock was $1.61 per share.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Consolidated Financial Data presented below has been derived from historical audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 2000. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto.

                                                                                                YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------------------
                                                                             2000        1999       1998       1997        1996
                                                                           ---------  ----------  ---------  ---------   ---------
                                                                                 (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
    Revenue                                                                $ 97,296   $ 131,392   $100,645   $ 67,362    $ 42,125
    Cost of revenue                                                          65,225     102,984     85,724     51,781      36,769
                                                                           ---------  ----------  ---------  ---------   ---------
    Gross margin                                                             32,071      28,408     14,921     15,581       5,356
    Administrative expenses                                                  24,823      26,679     20,421     18,698      15,861
    Restructuring and other costs                                             6,765      18,377          -          -           -
                                                                           ---------  ----------  ---------  ---------   ---------
    Operating income (loss)                                                     483     (16,648)    (5,500)    (3,117)    (10,505)
    Interest expense                                                         (9,975)     (7,246)    (5,099)    (4,173)     (1,700)
    Other (1)                                                                     -           -          -      1,298           -
                                                                           ---------  ----------  ---------  ---------   ---------
    Loss before taxes                                                        (9,492)    (23,894)   (10,599)    (5,992)    (12,205)
    Income tax benefit                                                        2,584       8,437      3,786      2,390       5,010
                                                                           ---------  ----------  ---------  ---------   ---------
    Loss before discontinued operations, cummulative
       effect of change in accounting principal and
       extraordinary gain (loss) (2) (3)                                     (6,908)    (15,457)    (6,813)    (3,602)     (7,195)
    Discontinued operations:
       (Loss) earnings from discontinued
          operations (2)                                                          -           -     (2,320)        62         277
       Gain (loss) on disposal (2)                                              879      (7,238)   (18,576)         -           -
    Cumulative effect of change in
       accounting principle (3)                                                   -           -          -          -      (3,132)
    Extraordinary gain (loss) on early retirement
       of debt                                                                1,109        (151)         -          -           -
                                                                           ---------  ----------  ---------  ---------   ---------
    Net (loss)                                                             $ (4,920)  $ (22,846)  $(27,709)  $ (3,540)   $(10,050)
                                                                           =========  ==========  =========  =========   =========
       Dividends on preferred stock                                           1,083         280          -          -           -
                                                                           ---------  ----------  ---------  ---------   ---------
    Net earnings (loss) available for common shareholders                  $ (6,003)  $ (23,126)  $(27,709)  $ (3,540)   $(10,050)
                                                                           =========  ==========  =========  =========   =========

PER SHARE AMOUNTS (4):
Earnings per common share - basic and assuming dilution:
    (Loss) earnings before discontinued operations,
       accounting change and extraordinary item                            $  (0.70)  $   (1.54)  $  (0.69)  $  (0.39)   $  (0.79)
    Discontinued operations:
       (Loss) earnings from discontinued operations                               -           -      (0.23)      0.01        0.03
       Estimated loss on disposal                                              0.08       (0.71)     (1.88)         -           -
    Cumulative effect of accounting change                                        -           -          -          -       (0.36)
    Extraordinary loss on early retirement of debt                             0.10       (0.01)         -          -           -
                                                                           ---------  ----------  ---------  ---------   ---------
    Net (loss) earnings                                                    $  (0.52)  $   (2.26)  $  (2.80)  $  (0.38)   $  (1.12)
                                                                           =========  ==========  =========  =========   =========


OTHER DATA:
Research and development
    Funded by the Company                                                  $  4,660     $ 4,350   $  3,383   $  4,394    $  1,916
    Costs incurred on funded contracts                                     $  9,297     $ 7,642   $ 10,066   $  7,383    $  8,588

                                                                        AS OF DECEMBER 31,
                                               --------------------------------------------------------------------
                                                 2000          1999           1998             1997          1996
                                               -------       --------       ---------       ---------       -------
                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Assets:
    Current assets                             $35,648       $ 52,907       $  62,424       $  73,409       $44,280
    Property and equipment - net                 8,346         13,947          21,495          18,666        17,462
    Deferred income taxes                       34,340         33,438          20,550           4,477         1,782
    Deferred costs                               3,535          4,898           2,628           3,137           929
    Intangibles - net                            3,115          1,788           3,452           3,701         3,832
    Other                                          915            362             430             498           731
    Net assets of discontinued
      operations                                                                               13,471        13,926
                                               -------       --------       ---------       ---------       -------
Total assets                                   $85,899       $107,340       $ 110,979       $ 117,359       $82,942
                                               =======       ========       =========       =========       =======

Liabilities:
    Current liabilities                        $47,034       $ 47,895       $  45,176       $  24,754       $21,075
    Long-term debt                              36,751         53,820          47,233          46,963        24,680
    Other                                        2,775
                                               -------       --------       ---------       ---------       -------
Total liabilities                               86,560        101,715          92,409          71,717        45,755
Redeemable convertible preferred debt               --          2,250
                                               -------       --------
Shareholders' equity (5)                          (661)         3,375          18,570          45,642        37,187
                                               -------       --------       ---------       ---------       -------
Total liabilities and shareholders' equity     $85,899       $107,340       $ 110,979       $ 117,359       $82,942
                                               =======       ========       =========       =========       =======


(1) In 1997, the Company recognized a net gain related to a real estate transaction.

(2) In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit operations. Accordingly, the operating results of these operations including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations.

(3) During 1996, the Company adopted a new method of accounting for pre-contract costs. These costs were previously deferred and recovered over the revenue streams from the Company's customers. Effective January 1, 1996, these costs have been expensed.

(4) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per share, ("SFAS No. 128"). Per share amounts previously reported have been restated to conform with the requirements of SFAS No. 128. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of basic and diluted earnings per share calculations. Earnings per share amounts for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are calculated using only weighted average outstanding shares of 11,450,810, 10,230,720, 9,880,283, 9,288,416 and 8,947,060,
     respectively. Options and stock warrants to purchase common stock and shares to be issued upon conversion of the 8% Notes totaling 7,134,621 for the year ended December 31, 2000 were not used for computing diluted earnings per share because the results would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the Preferred Stock, 8% Notes and the 10% Notes totaling 6,119,039 for the year ended December 31, 1999 were not used for computing diluted earnings per share because the result would be anti-dilutive. Options to purchase Common Stock and shares to be issued upon conversion of the 8% Notes and the 10% Notes totaling 4,546,065, 3,896,966 and 1,881,562 for the years ended December 31, 1998, 1997 and 1996, respectively, were not used for computing diluted earnings per share because the result would be anti-dilutive.

(5) The Company has not paid any cash dividends on its Common Stock since its April 1992 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the three years ended December 31, 2000 compared to the same periods of the prior years. You should read this discussion in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, this discussion contains forward looking statements (including statements in the future tense and statements using the terms "believe," "anticipate," "except," "intend," or similar terms) which are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve risks and uncertainties that could cause our actual results to differ materially from those discussed herein. See "Risks and Uncertainties of the Business."

OVERVIEW

     We specialize in the development, manufacture and marketing of advanced occupant safety, seating, and restraint systems installed in air, ground and sea vehicles and protective equipment and materials for military and civilian personnel. We are a recognized leader in safety technology innovations.

     Since our founding in 1975, our historic core business has been as a government and defense contractor. Commencing with acquisitions and commercial product developments since 1993, we became a supplier of seating systems for rail and other mass transit vehicles and a new entrant in the manufacture of new commercial airliner seating. Utilizing our proprietary safety technology, we have introduced crashworthy systems for a variety of vehicles and aircraft and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure ("ITS").

     In 1993 and 1994, we pursued an acquisition strategy designed to enable us to exploit our energy absorption technology within the commercial airline seating business. In 1993, we acquired an airline passenger seat re-upholstery and refurbishing business, which provided certain FAA certifications and seat assembly capacity. In 1994, we acquired two competing companies in the rail and mass transit seating business, which provided large scale manufacturing capacity synergistic with the airline seating business. In 1996, we entered the commercial airline seating market. In 1998, we decided to discontinue our rail and mass transit business when our commercial airline seating business no longer needed the manufacturing capacity supplied by these operations, and we sold this businesses in 1999. In late 1999, we decided to sell our commercial airline seating business to concentrate on more profitable businesses.

     Our revenue has historically been derived from three sources: sales of our manufactured products; contract research and development for third parties; and technology sales and royalties. A substantial portion of our current revenue from the Aerospace and Defense segment is accounted for under the percentage of completion method of accounting. Under this method, revenue is recorded as production progresses so that revenue less costs incurred to date yields the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts. Note 17 of the Notes to Consolidated Financial Statements provides a break down of revenues for each significant segment. Note 16 of the Notes to Consolidated Financial Statements provides the revenues and related costs associated with contract research and development for third parties.

         We are a holding company for wholly owned subsidiaries that operate in two primary business segments. Our Commercial Products segment includes technology development, products and safety systems for automobiles and trucks, high impact transparent polymer products, and airline seat soft goods. Our Aerospace and Defense segment includes technology development and manufacturing operations for military aircraft seating, armor, and crew safety systems sold principally to U.S. and foreign armed forces. Our remaining segment, entitled Other, represents general corporate operations.

     In summary, Simula's core businesses today are grounded in its self-created core technology. This includes our founding technology in military helicopter seating which has grown into a much broader government business; our inflatable restraint business created in our laboratories and migrated to the automobile industry; uniquely designed parachute and flotation collars; and the beginnings of a potentially large business with our created polymers.

RESULTS OF CONTINUING OPERATIONS                 YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                              2000        1999       1998
                                            ---------  ----------  ---------
                                                 (Dollars in Thousands)
REVENUE:
     Commercial Products                    $ 46,115    $ 83,603   $ 64,749
     Aerospace and Defense                    50,790      47,588     35,877
     Other                                       390         201         19
                                            ---------   ---------  ---------
        Total                               $ 97,295    $131,392   $100,645
                                            =========   =========  =========

GROSS MARGIN:
     Commercial Products                    $ 15,887    $ 14,775   $  4,141
     Aerospace and Defense                    15,794      13,432     10,760
     Other                                       390         201         20
                                            ---------   ---------  ---------
        Total                               $ 32,071    $ 28,408   $ 14,921
                                            =========   =========  =========

ADMINISTRATIVE EXPENSES:
     Commercial Products                    $  9,375    $ 14,744   $  9,842
     Aerospace and Defense                    13,329      10,360      9,225
     Other                                     2,119       1,575      1,354
                                            ---------   ---------  ---------
        Total                               $ 24,823    $ 26,679   $ 20,421
                                            =========   =========  =========

OPERATING (LOSS)/INCOME:
     Commercial Products                    $  2,931    $(18,296)  $ (5,701)
     Aerospace and Defense                     1,503       3,072      1,536
     Other                                    (3,951)     (1,424)    (1,335)
                                            ---------   ---------  ---------
        Total                               $    483    $(16,648)  $ (5,500)
                                            =========   =========  =========


LIQUIDITY AND CAPITAL RESOURCES

     In the fourth quarter 2000, the Board of Directors changed executive management and named a new CEO. A new COO was named in the first quarter 2001. Subsequent to the change in executive management, Simula undertook an evaluation of its business plan and current operations. As a result of this evaluation, Simula adopted a restructuring plan for its business which included narrowing the focus of its operations, consolidation of certain of its operating units, reduction in its workforce, a strategy to monetize its technology portfolio, the elimination of nonessential internal research and development costs, and a plan to restructure its balance sheet through refinancing its debt structure, and a program of debt reduction through improved earnings and strategic disposition of assets. During the first quarter of 2001, Simula has begun the implementation of its new business model, executed its reduction in workforce, begun the consolidation of two of its business units and the restructuring of the balance sheet through debt refinancing.

     In part because of the restructuring activities described above, Simula incurred a loss of $4.9 million in 2000. This loss is primarily attributable to $2.2 million in severance costs recorded in connection with changes in management and nonrecurring write-downs of $4.2 million in long lived assets and the accrual of one-time charges of $1.5 million due to the termination of its self funded health insurance. As a result of this loss, Simula was in technical default of certain financial covenants with its revolving line of credit (RLC) and Senior Secured Notes. The holder of the RLC has waived the defaults and we are currently in compliance with the terms of the RLC agreement. Simula has attempted to negotiate waivers of the non-monetary financial defaults with the holder of the Senior Secured Notes but has been unsuccessful in reaching agreement on the appropriate amount of compensation to be paid to the lender for waiver of the defaults. Although we have not received a notice of default or notice of acceleration, the lender has the ability to claim acceleration as a remedy and has asserted its right to receive default rate interest. Acceleration of these notes would materially adversely effect our liquidity. As a result of our non-compliance and absence of appropriate waivers from the lender, the Senior Secured Notes in the amount of $18.5 million, with a face value of approximately $20.5 million, has been reclassified as a current liability.

     With regard to refinancing our debt structure, including but not limited to our Senior Secured Notes, we have retained an investment banker, completed preliminary due diligence and have received a term sheet from a replacement lender with preliminary terms subject to completion of due diligence, documentation and other conditions. In the event that the company is successful in completing negotiations with the lender, the term of the new financing would allow the Company to reclassify this debt as long term. Because Simula's ability to achieve its debt refinancing can not be assured, and due to the continuing non-compliance with its senior lenders non-monetary financial covenants and its ability to claim acceleration as a remedy, these potential impacts on liquidity raise substantial doubt about the ability to continue as a going concern. Accordingly, the auditor's opinion reflects that while the financial statements are fairly stated, an issue about the Company as a going concern exists as a result of Simula's violation of certain covenants under its Senior Secured Notes which management is addressing through refinancing efforts.

     If we complete our refinancing efforts in 2001, we expect that our debt will be reclassified as long term and the uncertainty about our ability to continue as a going concern would be eliminated.

     Simula defines liquidity as the ability to access cash to meet operating and capital needs. Our primary source of cash in the 2000 period was from proceeds of $12.3 million received from the sale of our commercial airline seat systems operation, receipt of $11.0 million attributable to settling litigation and the recovery of $2.0 million on notes receivable related to the sale of our rail and mass transit operation.

     Our ability to continue to fund working capital requirements and debt service during the next year will be dependent upon successful refinancing of our Senior Secured Notes and continued improvement of operating earnings and cash flow from operating units. Following the 1999 restructuring related to the disposal of our commercial airline operation and the disposal of our rail and mass transit operation which was accounted for as a discontinued operation, the remaining operations have a recent history of profitability and positive cash flow. In addition, because of the disposal of these operating units and as a result of our current cost cutting measures described above, we have significantly reduced our working capital needs and believe that existing availability under our RLC is adequate to fund our operations.

     Simula believes it has sufficient manufacturing capacity, at December 31, 2000, to meet its anticipated future delivery requirements. We may, however, seek to obtain additional capital should demand for our products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for our products and technologies.

     During the fourth quarter of 1999, Simula undertook a restructuring plan which included the refinancing of our previous outstanding bank debt and certain term notes payable which were maturing. On December 30, 1999, we executed a Financing Agreement (the "Financing Agreement") with an asset based lender for a $17 million revolving line of credit (the "RLC") and a $5 million term note. The $5 million term note was retired in February 2000 with the proceeds received from the sale of our commercial airline seat manufacturing operation. Simula's availability under the RLC is dependent upon the relative balances of accounts receivable and inventories and each of their relative advance percentages. The RLC accrued interest payable monthly at the Chase Manhattan prime rate or LIBOR plus 2.4% based upon the rate selected by us. The RLC matures on December 30, 2003 and renews automatically unless terminated by either party with 60 days notice prior to each anniversary date of the agreement. If the RLC is terminated at any other time, an early termination fee of 3% is assessed if terminated prior to December 31, 2001 and lender has extended RLC terms substantially similar to that which we received from other lenders, and by 1.75% if termination occurs prior to December 31, 2001 for any other reason. At December 31, 2000, we had availability under the line of $8.1 million and outstanding borrowings of $5.3 million.

     The Financing Agreement contains covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowing and capital expenditures. The Financing agreement is secured by the assets of Simula. At December 31, 1999 we were not in compliance with certain covenants under the RLC and have obtained a waiver of these defaults from the lender.

     On December 30, 1999 Simula executed an agreement with an accredited investor for two Senior Secured Notes in the amounts of $5 million (the "Term Note A")and $15 million (the "Term Note B") (together the "Term Notes") and a warrant to purchase 850,000 shares of common stock at $5.00 per share. The warrant was repriced to $1.625 in connection with execution of the Second Amendment to the underlying Securities Purchase Agreement, is immediately exercisable and will expire in 7 years. The Company has recorded an original issue discount of $2.3 million and a repricing discount of $0.4 million related to the stock warrant. The discounts will be amortized over the term of the underlying notes using the effective interest method. The Term Note A originally matured on September 30, 2000 and has been extended to October 1, 2001. The Term Note A accrues interest payable monthly at 15% and provides for an additional monthly bridge fee of $25,000. The Term Note A may be redeemed with a 30 day notice at 102% of principal on or before December 31,2000, 101.34% of principal on or before March 31, 2001, 100.67% on or before June 30,2001 and 100% of principal thereafter plus accrued interest payable to the redemption date. The Term Note B matures on June 30, 2003 and provides for cash interest to be paid monthly at 12.25% and interest which is to be capitalized into the note principal balance at 3% per annum. The Term Note B may be redeemed with a 30 day notice at 105% of principal on or before December 31, 2001, 102.5% of principal on or before December 31, 2002 and 100% of principal thereafter plus accrued interest payable to the redemption date.

     On May 25, 2000, Simula and its senior lender entered into an Investment Monitoring Agreement and First Amendment to the Securities Purchase Agreement to address disagreements about compliance with certain technical, non-monetary loan terms. Pursuant to these agreements, the senior lender agreed to provide ongoing operating overviews and consulting and amended certain of our information reporting obligations. Simula agreed to pay an investment monitoring fee of $150,000 per annum payable in equal monthly installments of $12,500 for a three year period ending May 31, 2003. The total amount of the investment monitoring fee is fully earned. Therefore, should Simula terminate it Term Notes earlier than its scheduled maturity, the remaining unpaid investment monitoring fee through May 31, 2003 shall become due and payable at that time.

     On August 17, 2000, Simula entered into a Second Amendment to the Securities Purchase Agreement thereby extending the maturity date of the Term A note discussed above to October 1, 2001. The Second Amendment also modified certain terms and covenants to provide for certain transactions we contemplated and addressed disagreements about compliance with other technical, non-monetary, loan terms. In consideration for this amendment, Simula paid a fee of $200,000 and repriced the lender's warrant to purchase 850,000 shares of our common stock to $1.625 per warrant share which represented the market value of its common stock at that time. An additional debt discount of $0.4 million was recorded as a result of the warrant repricing.

     On September 26, 2000, Simula and its senior lender entered into a letter amendment to the Securities Purchase Agreement which allowed Simula the option to repurchase up to $8,000,000 in aggregate value, of its 8% convertible notes. Simula paid a fee of $100,000 for this amendment.

     The Term Notes contain covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. Simula was not in compliance with these non-monetary loan covenants at December 31, 2000. Simula has attempted to negotiate waivers of these defaults but has been unsuccessful in reaching an agreement on the appropriate amount of compensation to be paid to the lender for waiver of the defaults. Although we have not received a notice of default, the lender has asserted their right to receive default rate interest. As a result of our non-compliance and absence of appropriate waivers from the lender, the Term Notes in the amount of $18.5 million, with a face value of approximately $20.5 million, has been reclassified as a current liability. The Term Notes are secured by the assets of the Company.

     On August 21, 2000, Simula executed an agreement to purchase certain intellectual property to be utilized in our automotive business, in exchange for $350,000 paid in cash and the issuance of a $950,000 note payable. The note payable provides for principal payments on December 31, 2000, June 29, 2001 and June 28, 2002 of

$500,000, $250,000 and $200,000, respectively, each with accrued interest earned thereon. The interest earned under this note accrues at the SunTrust Bank of St. Petersburg prime rate plus 3.5%.

     In June 2000, Simula executed a note payable in the amount of $800,000 in exchange for the termination of one of its facility operating leases related to the airliner new seat operation which was disposed of in January 2000. The note requires payments of monthly principal and interest at 8% of $16,221 and matures in June 2005.

     In October and December 1999, Simula entered into two $1,000,000 Promissory Notes with its Chairman of the Board of Directors. The notes required interest at 12%, and provided for a placement fee of $20,000 each to be paid upon maturity or any accelerated repayment of the note. The October note had an original maturity date of October 15, 2000 and provided for an accelerated maturity in the event Simula completed a senior credit banking agreement, or a public or private offering of debt or equity securities for proceeds of $10,000,000 or more. Simula repaid the note in full on January 6, 2000 from the proceeds received from the Senior Secured Notes issued on December 30, 1999 discussed above. The December note was subordinated to the Company's Senior Secured Notes, however was amended to provide for voluntary prepayment and the Company repaid the December 14, 1999 note in full on October 6, 2000.

     In November 1998, Simula completed a private placement to accredited investors of $3,238,000 of it 9-1/2% Senior Subordinated Notes (the "9-1/2% Notes") and received proceeds of $1,025,000 and exchanged $2,213,000 of its 12% Notes. The 9-1/2% Notes are due on September 30, 2003 and bear interest at 9-1/2% per annum, payable semi-annually. The 9-1/2% Notes may be redeemed at the Company's option, upon at least 30 days' notice, in whole or in part on a pro rata basis, on and after April 30, 1999, at 102% of par value plus accrued interest payable to the redemption date.

     During 1997, Simula completed the public offering of $34.5 million of its 8% Senior Subordinated Convertible Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of our common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at the Company's option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date.

     In August, September and October 2000, Simula repurchased in the open market 8% Notes totaling $3,365,000 at an average discount of 45% resulting in a gain on early extinguishment of debt net of transaction costs of $1,523,933 in 2000.

     The indenture relating to the 9-1/2% Notes and the 8% Notes contains certain covenants including limitations on additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, Simula may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The 9-1/2% Notes and the 8% Notes become due upon successful acceleration of $10 million or more in senior debt. Simula was in compliance with all of the covenants of this indenture at December 31, 2000.

     In 1999, Simula completed a private placement to an accredited investor of $7.5 million of Simula's Series A Convertible Preferred Stock (the "Series A"). Under the terms of this offering the Series A bears a dividend rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A also provides for a mandatory redemption of the remaining outstanding shares on May 1, 2004.

     During the year ended December 31, 1999, $5,250,000 of Series A Preferred Stock plus accrued dividends of $175,234 were exchanged for 1,077,074 shares of Simula's common stock. During the year ended December 31, 2000, the remaining $2,250,000 of the Series A Preferred Stock plus accrued dividends of $5,375 were tendered for conversion into common stock. As a result of the common share conversion limit of 1,982,681 shares, Simula could satisfy the conversion of $1,307,130 and issued 905,607 shares of common stock and was not able to convert $952,772 of the tendered preferred stock and accrued dividends into shares of our common stock. In accordance with the provisions of the Preferred Stock Securities Purchase Agreement, Simula was required to redeem the remaining balance of tendered preferred stock and accrued dividends in accordance with the redemption formula and paid the holder $1,934,831.

     Simula's liquidity is greatly impacted by the nature of the billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on contracts, increased approximately $1.3 million for the year ended December 31, 2000. The increase in contract and trade receivables is primarily attributable to an increase of approximately $2.3 million in trade receivables for commercial products offset by a net decrease of approximately $1.0 million in net contract receivables for the aerospace and defense segment. The increase in commercial products receivables and is reflective of increased revenue related to our ITS and lower receivables for this segment in the prior year due to timing of receipts.

     Operating activities provided approximately $3.0 million of cash during the year ended December 31, 2000, compared to the use of $8.8 million of cash during the same period in 1999. This increase in primarily attributable to the receipt of $11.0 million in conjunction with the settlement of outstanding litigation. In addition to the change in trade and contract receivables discussed above, inventories decreased approximately $1.6 million and is attributable to the aerospace and defense segment as a result of utilizing previously existing inventory into production contracts and management of its inventory to minimize working capital requirements.

     Investing activities provided approximately $10.1 million in cash due to receipt of $12.3 million related to the sale of our commercial airline seat manufacturing operation in January 2000 offset by approximately $1.2 million in purchases of capital equipment and $1.1 million in purchases of intangibles. Purchases of capital equipment are equally split between our two segments. The 2000 purchases of intangibles primarily represents the purchase of inflator technology which will be incorporated in our ITS technology and is attributable to our commercial products segment.

     Financing activities used approximately $17.6 million and is the result of Simula's use of cash received from the sale of our commercial airline seating manufacturing operation to retire the $5.0 million Term Note A. In addition, Simula repurchased $3.3 million of the 8% Notes at a discount, resulting in a gain on early extinguishment of debt of $1.5 million, retired two $1.0 million notes previously issued to Simula's Chairman of the Board, made payments of $1.1 million of preferred stock dividends redeemed approximately $0.9 million in preferred stock face value and reduced borrowings under our RLC by approximately $7.4 million.

RESULTS OF OPERATIONS

2000 Compared to 1999

     During the year ended December 31, 2000, Simula underwent several changes in its personnel as well as operations. First, in October 2000, our CEO and COO and later the President of our Aerospace and Defense manufacturing operation resigned and we recorded severance costs of $2.2 million. The Board of Directors was able to immediately replace our CEO and in March 2001 appointed a new COO. Subsequent to the change in executive management, Simula undertook an evaluation of its business plan and current operations. As a result of this evaluation, Simula adopted, among other things, a restructuring plan for it operations which included narrowing the focus of its operations, consolidation of certain of its operating units, reduction in its workforce, elimination of nonessential internal research and development costs, and a plan to restructure its balance sheet through refinancing its debt structure together with a program of debt reduction attributable to improved earnings and strategic disposition of assets. As a result of the above activities, fourth quarter charges totaling $5.6 million were recorded for the write down of long lived assets and accrual of costs attributable to termination of its self funded health insurance. During the first quarter of 2001, Simula has begun implementation of its new business model, executed its reduction in workforce, began the consolidation of two of its business units and the restructuring of the balance sheet through debt refinancing.

     Revenue for the year ended December 31, 2000 decreased by 26% to $97.3 million from $131.4 million for the comparable period in 1999. The decrease in revenues was attributable to our Commercial Products segment and was partially offset by increases in revenue in the Aerospace and Defense segment. Revenues in the Commercial Products segment decreased by 45% or $37.5 million and is principally due to the sale of our commercial airline seating systems business in January 2000. That business had revenues of $41.9 million in 1999 compared to $4.2 million in 2000. In addition, within the Commercial Products segment, revenues from automotive products increased by $4.5 million or 14% while revenues from our airliner soft goods operation in Atlanta, Georgia decreased $4.6 million or 49%. Revenues from the Aerospace and Defense segment increased 7% or $3.2 million due to a general increase in ongoing government contracts.

     For the year ended December 31, 2000, gross margin increased to $32.1 million from $28.4 million for the comparable period in 1999. As a percent of sales, gross margins increased to 33% from 22% 1999. Gross margins for Commercial Products increased 8% or $1.1 million and the gross margin percentage increased to 34% in 2000 from 18% in 1999. The increased gross margin dollars and percentage are primarily attributable to the disposition of the commercial airline seating business in January 2000 for which negative gross margins were produced in 1999. In addition, gross margin for automotive products increased $1.5 million while the automotive products gross margin percentage decreased 1% from 43% to 42%. The increase in automotive products gross margin is due to increased deliveries and the decrease in automotive products gross margin percentage is due to decrease in sales prices. Gross margin for Aerospace and Defense increased 18% or $2.4 million and the gross margin percentage increased from 28% to 31% as compared to the 1999 period. The increase in gross margins in Aerospace and Defense is primarily due to efficiencies achieved as a result of increased sales and product mix.

     Administrative expenses for the year ended December 31, 2000 decreased 7% to $24.8 million from $26.7 million for the comparable period in 1999. As a percent of sales, administrative expenses increased to 25% compared to 20% in 1999. The decrease is attributable to the sale of our commercial airline seat operation in January 2000, which incurred administrative expenses of $8.0 million in the 1999 period, offset partially by recording an additional charge of approximately $1.5 million related to the termination of our self funded health insurance program. Commercial Products administrative expenses decreased $5.4 million or 36% and as a percentage of sales increased to 20% from 18% for the comparable period in 1999. The decrease in Commercial Products administrative expenses is primarily attributable to the disposition of the commercial airline seating business in January 2000, partially offset by increases in development costs associated with inflator technology to be utilized in our automotive products and allocated corporate costs. Aerospace and Defense administrative expenses increased $3.0 million or 29% principally due to increased business volume and allocated corporate costs. As a percentage of sales Aerospace and Defense administrative expenses increased to 26% from 22% for the comparable period in 1999. Corporate operating expenses increased $0.5 million or 35% as compared to the comparable 1999 period. This increase is primarily attributable recording costs attributable to the termination of our self funded health insurance program partially offset by increases in allocated costs to operating units.

     Operating income increased $17.1 million to $0.5 million from a loss of $16.6 million in 1999. The increase is primarily attributable to a $18.2 million restructuring charge recorded in 1999 partially offset by recording $4.2 million write down in long lived assets, $2.2 million in executive severance and $0.4 million in additional restructuring costs. The write down in long lived assets primarily represents production lines used to make an earlier version of our automotive inflatable products.


     Interest expense for the year ended December 31, 2000 increased 38% to $9.9 million from $7.2 million for the comparable period in 1999. The increase in interest expense is primarily attributable to the increased cost of capital associated with the debt refinancing completed in December 1999.

     The effective income tax rate for the year ended December 31, 2000 approximated 22% and 1999 approximated 35%. The decrease in the year 2000 income tax rate is primarily attributable to recognizing a valuation reserve associated with state net operating loss carryforwards for which realization is uncertain.

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

     For the year ended December 31, 1999, gross margin increased 90% to $28.4 million from $14.9 million for the comparable period in 1998. As a percent of sales, gross margins increased to 22% from 15%. Gross margins for Commercial Transportation Products increased 257% or $10.6 million and the gross margin percentage increased to 18% in 1999 from 6% in 1998. Profitability of the new airliner seating business was seriously impacted in the last six months of 1999 by our efforts to sell the assets of the business. Despite the disruption, gross margin associated with the production of new airliner seating improved from a negative margin of ($9.9) million in 1998 to a negative margin of ($2.9) million in 1999. This change resulted from improved manufacturing efficiency, fewer pre-contract and start-up costs and fewer new seat design certifications as the business concentrated on producing to its existing backlog and repeat orders. Gross margins associated with our airliner seat refurbishing business improved primarily due to a more experienced work force and efficiencies from higher volumes. The increased gross margin as a percentage of sales associated with airline seating products was partially offset by a 2% decline in the gross margin as a percentage of sales associated with our automotive products. Although gross margin as a percentage of sales declined in automotive products as the result of customer sales volume discounts, gross margin dollars increased $1.4 million in 1999 due to the realization of increased customer sales. Gross margin percentages for Government and Defense decreased to 28% in 1999 from 30% for the comparable 1998 period. The decrease in gross margin percentages at Government and Defense was primarily due to less external funding on research and development contracts.

         Administrative expenses for the year ended December 31, 1999 increased 31% to $26.7 million from $20.4 million for the comparable period in 1998. As a percent of sales, administrative expenses remained at 20%. Commercial Transportation Products administrative expenses increased $4.9 million or 50% and as a percentage of sales increased to 18% from 15% primarily due to sales growth in these businesses. Government and Defense administrative expenses increased $1.1 million or 12% and is related to the 29% increase in internally funded research and development expenses to $4.3 million from $3.4 million in the comparable 1998 period. Government and Defense administrative expenses as a percentage of sales decreased to 22% from 26% and is attributable to increased sales. Corporate operating expenses increased $221,000 or 16% as compared to the comparable period in 1998. This increase is primarily attributable to an increase in legal expenses principally related to our claim of patent infringement on its ITS(R).

     In December 1999, management of Simula, with the approval of the board of directors, committed itself to a plan of restructuring and recorded a charge to income of $18.4 million. The plan of restructuring included a refinancing of its outstanding bank line of credit and certain term notes and the divestiture of our new airline seat manufacturing operation. Simula completed the sale of substantially all the assets of the airline seat manufacturing operation in January 2000 and closed the operating facility at that time terminating approximately 300 management and production employees. Total proceeds from the sale was approximately $21 million and included the assumption of liabilities of approximately $11.6 million and resulted in a loss on sale of $10.3 million. The remaining restructuring charge is comprised of severance costs of $1.6 million, $2.5 million related to the abandonment of leased operating facilities and equipment, $2.3 million related to the write down to net realizable value for inventory and fixed assets and $1.6 million in recognition of additional liabilities related primarily to outstanding purchase order commitments which were non-cancelable. We expects cash flow savings as a result of not having to fund continued operating losses to offset the cash required in implementing the restructuring plan within the first year. The airline seat manufacturing operation had sales of $41.9 million, $32.0 million and $ 27.7 million and operating losses of $25.4 million, $14.5 million and $3.3 million during the years ended 1999, 1998 and 1997, respectively.

     Interest expense for the year ended December 31, 1999 increased 42% to $7.2 million from $5.1 million for the comparable period in 1998. This increase was due to increased borrowings on our bank credit facilities and monthly penalty charges assessed by our previous lender. These increased borrowings were made to fund increased working capital needs and acquire fixed assets necessary to support the growth in revenues.

     The effective income tax rate for the year ended December 31, 1999 and 1998 approximated 35%.

DISCONTINUED OPERATIONS

     In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit seating operations. Accordingly, the operating results of this operation, including a provision for estimated loss upon disposition, was segregated from continuing operations and was reported as discontinued operations.

     In 1999, the Company completed the sale of this business to a former director of the Company and received consideration of $100,000 cash, assumption of approximately $4,700,000 in liabilities and two promissory notes in the amount of $1,996,000 and $8,118,008. The notes each carried an interest rate of 8-1/2% and an original maturity date of October 15, 2004. Interest was required to be paid quarterly beginning April 2000 on the $1,996,000 promissory note and semi-annually beginning April 2001 on the $8,118,008 promissory note.

     At December 31, 1999 the Company recorded a valuation allowance for the remaining note receivable balance because ultimate collection was uncertain. The contract between the parties remained fully enforceable. Any future payments of principal received will be accounted for under the cost recovery method of accounting as a component of discontinued operations.

     The final disposal of the discontinued rail and mass transit seating operation resulted in a loss on disposal of $7,238,109, net of tax benefit of $3,898,000, during the year ended December 31, 1999.

     In August 2000, the Company agreed to amend and restate the Asset Purchase and Sale Agreement. The amended and restated agreement adjusted the total sales price to $4,062,500 to be paid in $2,000,000 cash and a promissory note in the amount of $2,062,500. The promissory note provides for interest at 8-1/2% payable quarterly with the outstanding principal and accrued interest due on August 31, 2004. The $2,000,000 cash receipt has been recorded as a recovery in discontinued operations and the remaining note balance will continue to be accounted for under the cost recovery method of accounting.

     The $2,000,000 cash recovery in the current year, offset by additional settlement charges of $370,000 resulted in a gain on disposal of discontinued operations of $879,000, net of tax expense of $751,000, during the year ended December 31, 2000.

     Under the Asset Purchase and Sale Agreement, as amended and restated, the Company retained the liability for claims incurred through August 31, 1999 under its self funded health insurance plan and has agreed to indemnify the acquiring company for any customary warranty and litigation claims. In January 2001, the Company entered into a Settlement Agreement and Release of Claims with a prior customer in order to dispose of outstanding litigation and reduce legal fees. The settlement agreement requires the Company to pay $815,000 in four equal installments of $203,750 plus accrued interest at 7-1/2% beginning January 20, 2001 and continuing every 90 days thereafter until paid. In exchange for the settlement, the Company received dismissal of lawsuits with prejudice, mutual release of liabilities and extinguishment of any future warranty claims.

     Revenues for the rail and mass transit operations were $8,247,294 for the eight months ended August 31, 1999 and $15,781,983 for the year ended 1998. Operating losses for the eight months ended August 31, 1999 were $5,219,882 and for the twelve months ended December 31, 1998 were $3,706,014. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

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

     Historically, research and development efforts have fluctuated based upon available government-funded contracts. The Company anticipates that future fluctuations may also occur and that absent government funded research, the Company will directly fund research and development efforts to expand its inflatable restraint, commercial airliner seating, and other technologies. As noted in Note 16 to the Consolidated Financial Statements, the Company's costs for research and development to advance its technologies were $12.0 million in 1999, of which $4.3 million was internally funded.

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

Risks and Uncertainties in the Business

     A wide variety of factors will affect our projected operating and financial results and could adversely impact our revenues, profitability and cash flows. Our liquidity and available working capital will be significantly dependent upon our ability to refinance our current indebtedness on terms more favorable to us than certain of our existing indebtedness, as well as upon our cash flow from operations and, potentially, upon proceeds from asset sales or licensing. Improved cash flow from operations will depend on our ability to continue to implement our cost cutting initiatives. See "Recent Changes and Restructuring Strategy."

     Many of our products are subassemblies in final products. We act as subcontractor to defense industry prime contractors and as a component supplier to automotive OEM first tier systems suppliers. Accordingly, to gain and retain market acceptance, we must continue to demonstrate that our products will provide advantages to the manufacturers of final products, including increasing product safety and providing such manufacturers with competitive advantages.

     Although we have long established relationships with a number of our Aerospace and Defense customers, we do not have significant long-term supply contracts with any of these customers. Our customers typically do not commit to long-term production schedules and, as a result, customer orders generally are subject to cancellation or delay. Reliance upon defense contracts involves certain risks, including dependence on Congressional appropriations and changes in governmental policies that reflect military and political developments.

     In our Commercial Products segment, we operate in the highly competitive automotive safety industry. As most of our competitors have greater resources than we do, our success in this industry is largely dependent on our ability to build and maintain strategic alliances with large first tier contractors. Our ability to compete effectively in this industry also depends on our ability to remain competitive in pricing, service and performance. In addition, automotive OEMs continually exert downward pressure on prices, forcing us to innovate in order to maintain or increase margins from year to year.


     Other factors pertinent to our ability to meet our current and future financial projections include:

     -    our leveraged status and the level and cost of our debt;

     -    the continued reduction of our fixed expenses;

     - our ability to continue to provide design and manufacturing services, products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

     - the cyclical nature of the automobile industry and other markets addressed by our products;

     -    the level and makeup of military expenditures;


     - contract mix and shifting production and delivery schedules among the our market segments;

     - the amount of resources available for independent research and development;

     - proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products;

     -    technological changes.

     As used throughout this report, the words "estimate," "anticipate," "expect," "should," "intend," "project," "target," or other expressions that indicate future events identify forward looking statements which are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and trends may differ materially. Risks include those described herein and in our registration statements and periodic reports filed with the U.S. Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has short-term borrowings supported by a long-term revolving Financing Agreement which subjects the Company to the risk of loss associated with movements in market interest rates.

     At December 31, 2000, the Company had $5.3 million in short-term borrowings outstanding and $56.4 million in long-term debt outstanding. The long-term debt is fixed-rate debt and, accordingly, does not expose the Company to risk of earnings loss due to changes in market interest rates (see Note 8 to the Company's Consolidated Financial Statements). The short-term borrowings of $5.3 million are variable rate obligations.

     If the variable rates were to change by 10% from December 31, 2000, annual interest expense associated with the variable-rate debt would change by approximately $530,000, pretax.

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

     b. Reports on Form 8-K. We reported the resignation of our former President and Chief Executive Officer, Donald W. Townsend, and the appointment of his successor, Bradley P. Forst, with our report on Form 8-K filed effective October 13, 2000. Attached to this report were a copy of the Proxy Agreement between our Board Chairman and largest shareholder, Stanley P. Desjardins, and our outside directors, and a Corporate Governance Agreement between Mr. Desjardins and the Company.

     c. Exhibits. The following Exhibits are included pursuant to Item 601 of Regulation S-K.

   NO.                                              DESCRIPTION                                             REFERENCE
   ---                                              -----------                                             ---------
   3.1      Articles of Incorporation of Simula, Inc., as amended and restated..........................       (2)
   3.2      Bylaws of Simula, Inc., as amended and restated.............................................       (1)
   4.7      Indenture dated April 1, 1997, in connection with the Company's issuance of the 8%
            Senior  Subordinated Convertible Notes due May 1, 2004......................................       (10)
  10.11     1992 Stock Option Plan, as amended effective September 15, 1998.............................       (6)
  10.12     1992 Restricted Stock Plan..................................................................       (1)
  10.21     1994 Stock Option Plan, as amended effective September 15, 1998.............................       (6)
  10.26     Simula, Inc. Employee Stock Purchase Plan...................................................       (2)
  10.29     Form of Change of Control Agreements, as amended and restated, between the Company and
            Donald W. Townsend, Bradley P. Forst and James A. Saunders..................................       (5)
  10.30     Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P.
            Forst and  James A. Saunders................................................................       (4)
  10.32     Employment Agreement between the Company and James C. Dodd dated March 2, 1999..............       (8)
  10.33     Change of Control Agreement between the Company and James C. Dodd dated March 2, 1999.......
                                                                                                               (8)
  10.37     Simula, Inc. 1999 Incentive Stock Option Plan...............................................       (9)
  10.41     Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999........       (10)
  10.42A    Securities Purchase Agreement with Levine Leichtman Capital Partners II, L.P. dated
            December 31, 1999...........................................................................       (11)
  10.42B    Second Amendment to Securities Purchase Agreement with Levine Leichtman Capital Partners
            II, L.P. dated August 17, 2000..............................................................       (12)
  10.43     Employment Agreement between the Company and Joseph W. Coltman dated February 1, 2000.......
                                                                                                               (10)
  10.44     Change of Control Agreement between the Company and Joseph W. Coltman dated February 1,
            2000........................................................................................       (10)
  18.       Preference Letter re: change in accounting principles.......................................       (3)
  21.       Subsidiaries of the Company.................................................................       (10)
 +24.       Powers of Attorney - Directors.............................................................     (4),(7),(10)


+ Power of Attorney of Jack A. Henry filed herewith. All other Powers of Attorney filed as noted.

(1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.
(2) Filed with Definitive Proxy on May 15, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.
(3)  Filed with report on Form 10-Q for the quarter ended June 30, 1996.
(4) Filed with report on Form 10-K for the year ended December 31, 1997. The Employment Agreement for Messrs. Townsend, Forst and Saunders were substantially identical and differed materially only in the following two respects: (i) the initial term of the agreement with Mr. Townsend was five
     (5) years while that of Messrs. Forst and Saunders was three (3) years; and
     (ii) the post-termination non-compete period with Mr. Townsend was thirty
     (30) months while it was eighteen (18) months for Messrs. Forst and Saunders. Messrs. Townsend and Saunders were employees of the Company in 2000 but are no longer employees of the Company and their Employment Agreements are no longer in effect, pursuant to Severance Agreements with each respectively.

(5) Filed with report on Form 10-Q for the quarter ended
     March 31, 1998. The Change of Control Agreement for Messrs. Townsend, Forst and Saunders were substantially identical and differed materially only in that Mr. Townsend was entitled to an amount equal to five (5) years base salary and benefits upon a change of control while Messrs. Forst and Saunders were entitled to an amount equal to four (4) years base salary and benefits upon a change of control. Messrs. Townsend and Saunders were employees of the Company in 2000 but are no longer employees of the Company and their Change of Control Agreements are no longer in effect.


(6)  Filed with report on Form 10-Q for the quarter ended September 30, 1998.
(7)  Filed with report on Form 10-K for the year ended December 31, 1998.
(8)  Filed with report on Form 10-Q for the quarter ended March 31, 1999.
(9) Filed as Appendix A with Definitive proxy on May 14, 1999, for the Company's Annual Meeting of Shareholders held on June 17, 1999.
(10) Filed with report on Form 10-K for the year ended December 31, 1999.
(11) Filed with Schedule 13D, under the Securities Exchange Act of 1934, on January 10, 2000 effective December 31, 1999 by Levine Leichtman Capital Partners II, L.P.
(12) Filed with Amendment to Schedule 13D, under the Securities Exchange Act of 1934, on August 25, 2000 effective August 17, 2000 by Levine Leichtman Capital Partners II, L.P.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona, on April 16, 2001.


                                      SIMULA, INC.



                                      By /s/   Bradley P. Forst
                                         ---------------------------------------
                                               Bradley P. Forst, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                      TITLE                                    DATE
               ---------                                      -----                                    ----
/s/    Bradley P. Forst                            President, Chief Executive Officer               April 16, 2001
--------------------------------------------         and Director
       Bradley P. Forst

/s/    James C. Dodd                               Executive Vice President, Chief                  April 16, 2001
--------------------------------------------         Financial Officer and Treasurer
       James C. Dodd                                 (Principal Financial and
                                                     Accounting Officer)


                *                                  Chairman of the Board of Directors               April 16, 2001
--------------------------------------------
       Stanley P.  Desjardins

                *                                  Director                                         April 16, 2001
--------------------------------------------
       James C.  Withers

                *                                  Director                                         April 16, 2001
--------------------------------------------
       Robert D.  Olliver

                *                                  Director                                         April 16, 2001
--------------------------------------------
       John M. Leinonen

                *                                  Director                                         April 16, 2001
--------------------------------------------
       Lon A. Offenbacher

                *                                  Director                                         April 16, 2001
--------------------------------------------
       S. Thomas Emerson

                *                                  Director                                         April 16, 2001
--------------------------------------------
       Jack A. Henry


*By: /s/   James C. Dodd
    ----------------------------------------
           James C. Dodd
           Attorney-in-Fact

                                  SIMULA, INC.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report ..................................................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................................  F-3

Consolidated Statements of Operations for the three years ended December 31, 2000 .............  F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2000 ...........................................................  F-5

Consolidated Statements of Cash Flows for the three years ended December 31, 2000 .............  F-6 to F-7

Notes to Consolidated Financial Statements ....................................................  F-8 to F-28

                          INDEPENDENT AUDITORS' REPORT



Directors and Shareholders
Simula, Inc. and Subsidiaries
Phoenix, Arizona



We have audited the accompanying consolidated balance sheets of Simula, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Simula, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the uncertainty relating to the Company's ability to refinance certain of its debt raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP

April 13, 2001
Phoenix, Arizona

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                              2000                    1999
                                                                                          ------------           -------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                             $    746,078           $   5,223,236
    Contract and trade receivables - Net                                                    24,992,446              24,756,984
    Inventories                                                                              5,927,139               7,540,570
    Deferred income taxes                                                                    3,243,000               2,621,000
    Prepaid expenses and other                                                                 739,297                 728,772
    Net assets held for sale                                                                        --              12,036,242
                                                                                          ------------           -------------
       Total current assets                                                                 35,647,960              52,906,804
PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS - Net                                         8,345,520              13,947,099
DEFERRED INCOME TAXES                                                                       34,340,000              33,438,000
DEFERRED FINANCING COSTS                                                                     3,534,759               4,897,773
INTANGIBLES - Net                                                                            3,115,689               1,788,057
OTHER ASSETS                                                                                   914,474                 362,368
                                                                                          ------------           -------------
       TOTAL                                                                              $ 85,898,402           $ 107,340,101
                                                                                          ============           =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Revolving line of credit                                                              $  5,329,429           $  12,751,595
    Trade accounts payable                                                                   5,966,003               6,104,583
    Other accrued liabilities                                                               13,016,242               8,267,305
    Accrued restructuring costs                                                              1,911,115               6,742,000
    Advances on contracts                                                                    1,098,976               2,121,232
    Current portion of long-term debt                                                       19,711,509              11,908,303
                                                                                          ------------           -------------
       Total current liabilities                                                            47,033,274              47,895,018
DEFERRED INCOME                                                                              2,632,271                      --
DEFERRED LEASE COST                                                                            142,999                      --
LONG-TERM DEBT - Less current portion                                                       36,750,894              53,820,177
                                                                                          ------------           -------------
                                                                                          ------------           -------------
       Total liabilities                                                                    86,559,438             101,715,195
                                                                                          ------------           -------------

REDEEMABLE CONVERTIBLE 6% SERIES A PREFERRED STOCK, $.05 par value                                  --               2,250,000
                                                                                          ------------           -------------

SHAREHOLDERS' EQUITY
    Preferred stock, $.05 par value - authorized 50,000,000 shares
    Common stock, $.01 par value - authorized, 50,000,000 shares;
      issued 12,190,011 and 11,103,827                                                         121,900                 111,038
    Additional paid-in capital                                                              62,149,281              59,987,309
    Accumulated deficit                                                                    (62,482,382)            (56,384,215)
    Accumulated other comprehensive income                                                    (449,835)               (339,226)
                                                                                          ------------           -------------
       Total shareholders' (deficit) equity                                                   (661,036)              3,374,906
                                                                                          ------------           -------------
       TOTAL                                                                              $ 85,898,402           $ 107,340,101
                                                                                          ============           =============

                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                             2000                 1999                  1998
                                                                         ------------         -------------         -------------
Revenue                                                                  $ 97,295,471         $ 131,392,426         $ 100,644,678
Cost of revenue                                                            65,224,828           102,984,129            85,723,846
                                                                         ------------         -------------         -------------
Gross margin                                                               32,070,643            28,408,297            14,920,832
Administrative expenses                                                    24,823,103            26,679,304            20,420,763
Write off of long lived assets                                              4,167,386                    --                    --
Executive severance                                                         2,222,619                    --                    --
Restructuring                                                                 375,000            18,377,239                    --
                                                                         ------------         -------------         -------------
Operating income (loss)                                                       482,535           (16,648,246)           (5,499,931)
Interest expense                                                           (9,974,864)           (7,246,105)           (5,099,194)
                                                                         ------------         -------------         -------------
Loss before income taxes, discontinued operations
   and extraordinary item                                                  (9,492,329)          (23,894,351)          (10,599,125)

Income tax benefit                                                          2,584,000             8,437,000             3,786,000
                                                                         ------------         -------------         -------------
Loss before discontinued operations and extraordinary item                 (6,908,329)          (15,457,351)           (6,813,125)
Discontinued operations:
   Loss from discontinued operations, net of the related
     income tax benefit of $1,276,000                                              --                    --            (2,319,388)
   Gain (loss) on disposal, net of the related income tax
     (expense) benefit of ($751,000), $3,898,000 and $10,224,000              879,000            (7,238,109)          (18,576,000)
Extraordinary gain (loss) on early retirement of debt, net of the
   related income tax (expense) benefit of ($415,000) and $81,000           1,108,933              (151,295)                   --
                                                                         ------------         -------------         -------------
Net loss                                                                   (4,920,396)          (22,846,755)          (27,708,513)

Dividends on preferred stock                                                1,082,802               279,536                    --
                                                                         ------------         -------------         -------------
Net loss available for common shareholders                               $ (6,003,198)        $ (23,126,291)        $ (27,708,513)
                                                                         ============         =============         =============


Loss per common share - basic and diluted:
   Loss before discontinued operations and extraordinary loss            $      (0.70)        $       (1.54)        $       (0.69)
   Discontinued operations:
     Loss from discontinued operations                                             --                    --                 (0.23)
     Estimated gain (loss) on disposal                                           0.08                 (0.71)                (1.88)
   Extraordinary gain (loss) on early extinguishment of debt                     0.10                 (0.01)                   --
                                                                         ------------         -------------         -------------
   Net loss                                                              $      (0.52)        $       (2.26)        $       (2.80)
                                                                         ============         =============         =============

                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                Additional    Accumulated     Accumulated Other
                                                      Common Stock               Paid-In       (Deficit)        Comprehensive
                                                 Shares          Amount          Capital        Earnings           Income
                                              ------------    ------------    ------------    ------------    -----------------
BALANCE, January 1, 1998                        9,850,832      $   98,508     $ 51,109,830    $ (5,505,822)    $       (60,110)
Net loss                                                                                       (27,708,513)
Issuance of common shares                          64,559             646          622,763
Minimum pension liability adjustment                                                              (238,236)
Tax benefit from employee stock plans                                               10,000
Currency translation adjustment                                                                                        240,595
                                              ------------    ------------    ------------    ------------    -----------------
BALANCE, December 31, 1998                      9,915,391          99,154       51,742,593     (33,452,571)            180,485
Net loss                                                                                       (22,846,755)
Issuance of common shares                         111,362           1,114          506,252
Conversion of redeemable convertible
     Series A Preferred Stock and
     accrued dividends thereon                  1,077,074          10,770        5,414,464
Preferred Stock dividends                                                                         (279,536)
Minimum pension liability adjustment                                                               194,647
Warrants issued                                                                  2,300,000
Tax benefit from employee stock plans                                               24,000
Currency translation adjustment                                                                                       (519,711)
                                              ------------    ------------    ------------    ------------    -----------------
BALANCE, December 31, 1999                      11,103,827      $  111,038     $ 59,987,309    $(56,384,215)    $      (339,226)
Net loss                                                                                        (4,920,396)
Issuance of common shares                         180,584           1,806          323,151
Conversion of redeemable convertible
     Series A Preferred Stock and
     accrued dividends thereon                    905,600           9,056        1,298,095
Preferred Stock dividends                                                                       (1,082,802)
Minimum pension liability adjustment                                                               (94,969)
Stock option compensation                                                          129,726
Warrants repriced                                                                  407,000
Tax benefit from employee stock plans                                                4,000
Currency translation adjustment                                                                                       (110,609)
                                              ------------    ------------    ------------    ------------    -----------------
BALANCE, December 31, 2000                      12,190,011      $  121,900     $ 62,149,281    $(62,482,382)    $      (449,835)
                                              ============    ============    ============    ============    =================

                                                                        Total
                                                                     Shareholders'      Comprehensive
                                                                        Equity              Income
                                                                    --------------      -------------
  BALANCE, January 1, 1998                                           $ 45,642,406
    Net loss                                                          (27,708,513)      $(26,540,513)
    Issuance of common shares                                             623,409
    Minimum pension liability adjustment                                 (238,236)          (238,236)
    Tax benefit from employee stock plans                                  10,000
    Currency translation adjustment                                       240,595            240,595
                                                                    --------------      -------------
  BALANCE, December 31, 1998                                           18,569,661       $(26,538,154)
                                                                                        =============
    Net loss                                                          (22,846,755)      $(22,846,755)
    Issuance of common shares                                             507,366
    Conversion of redeemable convertible
         Series A Preferred Stock and
         accrued dividends thereon                                      5,425,234
    Preferred Stock dividends                                            (279,536)          (279,536)
    Minimum pension liability adjustment                                  194,647            194,647
    Warrants issued                                                     2,300,000
    Tax benefit from employee stock plans                                  24,000
    Currency translation adjustment                                      (519,711)          (519,711)
                                                                    --------------      -------------
  BALANCE, December 31, 1999                                         $  3,374,906       $(23,451,355)
                                                                                        =============
    Net loss                                                           (4,920,396)      $ (4,920,396)
    Issuance of common shares                                             324,957
    Conversion of redeemable convertible
         Series A Preferred Stock and
         accrued dividends thereon                                      1,307,151
    Preferred Stock dividends                                          (1,082,802)        (1,082,802)
    Minimum pension liability adjustment                                  (94,969)           (94,969)
    Stock option compensation                                             129,726            129,726
    Warrants repriced                                                     407,000
    Tax benefit from employee stock plans                                   4,000
    Currency translation adjustment                                      (110,609)          (110,609)
                                                                    --------------      -------------
  BALANCE, December 31, 2000                                         $   (661,036)      $ (6,079,050)
                                                                    ==============      =============

                 See notes to consolidated financial statements

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                      2000               1999               1998
                                                                  ------------       ------------       ------------
Cash flows used for operating activities:
   Net loss                                                       $ (4,920,396)      $(22,846,755)      $(27,708,513)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                                    5,605,714          5,807,563          4,646,531
    Deferred income taxes                                           (1,524,000)       (12,442,000)       (15,314,000)
    (Gain) loss on disposal of discontinued operations              (1,630,000)        11,136,109         28,800,000
    Currency translation adjustment                                   (110,609)          (519,711)           240,595
    Restructuring charge                                               375,000         18,326,819                 --
    Write down of trade accounts receivable                                 --          1,290,394                 --
    Write down of fixed assets                                       3,981,615                 --                 --
    (Gain) loss on early extinguishment of debt                     (1,524,000)           232,295                 --
    Stock option compensation                                          129,727                 --                 --
    Capitalized interest                                               463,952                 --                 --
    Gain on sale of property                                                --           (385,349)                --
   Changes in net assets and liabilities:
    Contract and trade receivables, net of advances                 (1,257,718)        (5,515,796)        (3,159,038)
    Inventories                                                      1,613,431            431,069         (2,249,003)
    Prepaid expenses and other                                         (10,525)          (127,158)           733,752
    Deferred costs                                                          --                 --           (229,758)
    Other assets                                                      (552,106)            67,972             67,485
    Net assets of discontinued operations                                   --         (4,398,565)        (7,635,772)
    Net assets held for sale                                          (637,648)                --                 --
    Trade accounts payable                                            (138,580)           294,143          1,195,854
    Other accrued liabilities                                          408,467           (161,662)         1,436,789
    Deferred income                                                  2,632,271                 --                 --
    Deferred lease costs                                               142,999                 --                 --
                                                                  ------------       ------------       ------------
      Net cash provided (used) by operating activities               3,047,662         (8,810,632)       (19,175,078)
                                                                  ------------       ------------       ------------

Cash flows used for investing activities:
   Purchase of property and equipment                               (1,231,275)        (2,800,376)        (6,188,725)
   Proceeds from sale of property, equipment and intangibles        12,326,521          2,980,717                 --
   Costs incurred to obtain intangibles                             (1,009,338)        (4,099,284)          (235,273)
                                                                  ------------       ------------       ------------
    Net cash provided (used) by investing activities                10,085,908         (3,918,943)        (6,423,998)
                                                                  ------------       ------------       ------------

Cash flows from financing activities:
   Net (repayments) borrowings under line of credit                 (7,422,166)        (4,148,405)        16,900,000
   Issuance of 9 1/2% notes - net of expenses                               --                 --            962,054
   Borrowings under other debt arrangements                                 --         27,160,631          7,569,081
   Principal payments under other debt arrangements                 (9,430,717)       (13,895,931)        (8,889,037)
   Issuance of common shares - net of expenses                         324,957            507,355            623,409
   Issuance of preferred shares - net of expenses                           --          7,500,000                 --
   Preferred stock dividends                                        (1,082,802)          (104,301)                --
                                                                  ------------       ------------       ------------
    Net cash provided (used) by financing activities               (17,610,728)        17,019,349         17,165,507
                                                                  ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                (4,477,158)         4,289,774         (8,433,569)
Cash and cash equivalents at beginning of year                       5,223,236            933,462          9,367,031
                                                                  ------------       ------------       ------------
Cash and cash equivalents at end of year                          $    746,078       $  5,223,236       $    933,462
                                                                  ============       ============       ============

                                   (Continued)

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                             2000            1999            1998
                                                                          ----------      ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

   Interest paid                                                          $7,541,143      $7,587,792      $5,534,092
                                                                          ==========      ==========      ==========

   Taxes paid                                                             $   45,002      $   36,513      $   41,200
                                                                          ==========      ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

   Tax benefits from exercise of stock options                            $    4,000      $   24,000      $   10,000
                                                                          ==========      ==========      ==========

In June 2000, the Company executed a note payable in the amount of $800,000 in exchange for the termination of one of its facility operating leases related to the airliner seat operation which was disposed of in January 2000.

In August 2000, the Company executed a note payable for the remaining balance of purchased intellectual property in the amount of $950,000.

In 2000, $1,301,756 of Series A Preferred Stock plus accrued dividends of $5,375 were exchanged for 906,288 shares of common stock.

In 1999 $5,250,000 of Series A Preferred Stock plus accrued dividends of
  $175,234 were exchanged for 1,077,074 shares of common stock.

SIMULA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY -- Simula, Inc. is a leading provider in providing crash resistant and energy absorption technologies that safeguard human lives. In its role as a safety technology company, Simula invents, manufactures, and markets advanced occupant seating and restraint systems installed in air, ground, and sea transport vehicles for the military, aerospace, and automotive industries.

     BASIS OF PRESENTATION -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to obtain refinancing of certain of its debt and comply with the terms and covenants of its financing agreements.

     Simula incurred losses of $22.8 million in 1999 and $27.7 million in 1998. These losses were primarily related to certain unprofitable businesses and charges and write-offs related to the disposition of those businesses (Notes 14 and 15). Our recent business disposals are consistent with management's plan to focus on our core business which remain profitable and generate positive cash flow.

     In the fourth quarter 2000, the Board of Directors changed executive management and named a new CEO. A new COO was named in the first quarter 2001. Subsequent to the change in executive management, Simula undertook an evaluation of its business plan and current operations. As a result of this evaluation, Simula adopted a restructuring plan for it operations which included narrowing the focus of its operations, consolidation of certain of its operating units, reduction in its workforce, a strategy to monetize its technology portfolio, the elimination of nonessential internal research and development costs, and a plan to restructure its balance sheet through refinancing its debt structure to achieve overall interest savings and a program of debt reduction attributable to improved earnings and strategic disposition of assets. During the first quarter of 2001, Simula completed its new business model, executed its reduction in workforce, and began the consolidation of two of its business units and the restructuring of the balance sheet through debt refinancing.

     In part because of the restructuring activities described above, Simula incurred a loss of $4.9 million in 2000. This loss is primarily related to charges recorded in the fourth quarter related to nonrecurring write-downs of long lived assets and the accrual of one-time charges. As a result of this loss, Simula was in technical default of certain financial covenants with its revolving line of credit (RLC) and Senior Secured Notes. The holder of the RLC has waived the defaults and we are currently in compliance with the terms of the RLC agreement. Simula has attempted to negotiate waivers of the non-monetary financial defaults with the holder of the Senior Secured Notes but has been unsuccessful in reaching agreement on the appropriate amount of compensation to be paid to the lender for waiver of the defaults. Although we have not received a notice of default or notice of acceleration, the Senior Secured Note holder has asserted its right to receive default rate interest, effective January 2001. Acceleration of these notes would materially adversely effect our liquidity. As a result of our non-compliance and absence of appropriate waivers from the lender, the senior secured notes in the amount of $18.5 million, net of note discount in the amount of $1.9 million, has been reclassified as a current liability.

     With regard to refinancing our debt structure, including but not limited to our Senior Secured Notes, we have retained an investment banker, completed preliminary due diligence and have received a term sheet from a replacement lender with preliminary terms subject to completion of due diligence, documentation and other conditions. In the event that Simula is successful in completing negotiations with the lender, the term of the new financing would allow the Company to reclassify this debt as long term. Because Simula's ability to achieve its debt refinancing cannot be assured at this point in time, and due to the continuing non-compliance with its senior lenders non-monetary financial covenants, these potential impacts on liquidity raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

     The consolidated financial statements include the accounts of Simula, Inc. ("Simula") and its subsidiaries (collectively "we" or the "Company"). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

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

     b. Revenue related to government contracts results principally from long-term fixed price contracts and is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Adjustments to this measurement are made however, when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain overhead costs related to contract production. Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it is determined that such losses will occur.

          Revenue derived from the sale of commercial products is recognized at contractual amounts when the product is shipped.

          Revenue related to nonrefundable license fees that are payable at the initiation of a licensing agreement are recognized immediately in income when received or when collectibility is reasonable assured, provided that there are no future obligations or performance requirements. Nonrefundable license fees that are in essence, a prepayment of future royalties, are recognized as revenue in the period the royalty revenue is earned. If it is determined at a future date that the initial license fee of royalties will not be fully applied against future revenues, the excess license fee should be recognized as revenue in the period that determination is made.

     c. Inventories include raw materials not yet applied to contracts and raw materials, work-in-process and finished goods applicable to commercial products. Inventories are recorded at cost and are carried at the lower of cost or net realizable value. Amounts are removed from inventory using the first-in first-out method.

     d. Long-lived assets - The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No, 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment losses, if any, are recorded as a component of earnings from operations.

     e. Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and impairment write-downs pursuant to SFAS No. 121. Amortization of capital leases and leasehold improvements is calculated on a straight-line basis over the life of the asset or term of the lease, whichever is shorter. Depreciation on equipment is calculated on a straight-line basis over estimated useful lives of three to twelve years and buildings are depreciated on a straight-line basis over estimated useful lives of thirty years

     f. Deferred financing costs are amortized over the life of the related debt using the effective interest method.

     g. Intangibles are recorded at cost, net of accumulated amortization and impairment write-downs pursuant to SFAS No. 121. The Company acquires intangible assets in the normal course of business. Intangibles are amortized on a straight-line basis over 7 to 20 years.

     h. Research and Development - The Company performs internal research and development activities as well as research and development activities contracted by its customers. Research and development costs are expensed as incurred. Internal research and development costs are included as a component of general and administrative expenses. Research and development costs of customer contracted research and development activities are included in the Company's cost of goods sold.

     i. Income taxes are accounted for under the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Net deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized.

     j. Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the balance sheet date. The effects of exchange rate fluctuations on translation of assets and liabilities are reported as a separate component of shareholders' equity.

     k. Statements of Cash Flows - Cash and cash equivalents presented in the statements of cash flows consist of cash on hand and highly liquid investments with an original maturity of three months or less.

     l. (Loss) earnings per common share - SFAS No. 128, "Earnings Per Share," requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. Earnings per share amounts for the years ended December 31, 2000, 1999 and 1998 are calculated using only weighted average outstanding shares of 11,450,810, 10,230,720 and 9,880,283, respectively. Options to purchase common stock and shares to be issued upon conversion of the 8% Notes totaling 7,134,621 for the year ended December 31, 2000 were not used for computing diluted earnings per share because the result would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the Preferred Stock, 8% Notes and 10% Notes totaling 6,119,039 for the year ended December 31, 1999 were not used for computing diluted earnings per share because the result would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the 8% Notes and 10% Notes totaling 4,546,065 for the years ended December 31, 1998 were not used for computing diluted earnings per share because the result would be anti-dilutive.

     m. New accounting pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS No. 133 and its related amendments and interpretations effective January 1, 2001. SFAS No. 133 requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 will not have a material effect on the Company's consolidated results of operations, financial statement position or cash flows.

2.   RECEIVABLES

     Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized on long-term contracts in excess of billings because under the terms of the contract the amounts were not billable at the balance sheet date. Amounts receivable from the United States Government or receivable under United States Government related subcontracts will generally be billed in the following month or when the contract and all options thereunder are completed. Amounts due on other contracts are generally billed as shipments are made. It is estimated that substantially all of such amounts will be billed and collected within one year, although contract extensions may delay certain collections beyond one year.

At December 31, receivables include the following:

                                                                 2000                1999
                                                             ------------        ------------
United States Government:
     Billed receivables                                      $  5,002,390        $  3,137,800
     Costs and estimated earnings in excess of billings         4,357,186           5,577,074
                                                             ------------        ------------
Total United States Government                                  9,359,576           8,714,874
                                                             ------------        ------------
Other contracts:
     Billed receivables                                         5,850,756           4,135,118
     Costs and estimated earnings in excess of billings         3,454,235           6,910,775
                                                             ------------        ------------
Total other contracts                                           9,304,991          11,045,893
                                                             ------------        ------------
Other trade receivables                                         6,750,879           5,196,217
Less allowance for doubtful accounts                             (423,000)           (200,000)
                                                             ------------        ------------
     Contract and trade receivables - net                    $ 24,992,446        $ 24,756,984
                                                             ============        ============

3.   INVENTORIES

At December 31, inventories consisted of the following:

                                                        2000             1999
                                                     ----------       ----------
Raw Materials                                        $4,102,441       $5,101,426
Work-in-process                                       1,551,463        1,967,397
Finished goods                                          273,235          471,747
                                                     ----------       ----------
     Total inventories                               $5,927,139       $7,540,570
                                                     ==========       ==========

4.   PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

At December 31, property, equipment and leasehold improvements consisted of the following:

                                                                   2000                1999
                                                               ------------        ------------
Land                                                           $    816,888        $    816,888
Buildings and leasehold improvements                              2,023,074           2,061,674
Equipment                                                        16,558,867          21,931,912
                                                               ------------        ------------
Total                                                            19,398,829          24,810,474
Less accumulated depreciation and amortization                  (11,053,309)        (10,863,375)
                                                               ------------        ------------
     Property, equipment and leasehold improvements - net      $  8,345,520        $ 13,947,099
                                                               ============        ============

5.       INTANGIBLES

At December 31 intangibles consisted of the following:

                                                    2000               1999
                                                 -----------        -----------
Patents and licenses                             $ 3,208,641        $ 1,570,385
Other                                                586,465            783,963
                                                 -----------        -----------
Total                                              3,795,106          2,354,348
Less accumulated amortization                       (679,417)          (566,291)
                                                 -----------        -----------
     Intangibles - net                           $ 3,115,689        $ 1,788,057
                                                 ===========        ===========

6.   DEFERRED REVENUE

     In connection with a Settlement Agreement reached with Autoliv in September 2000, the Company licensed certain technologies related to its automotive airbag business. In exchange for these licenses, the Company received $7.0 million of which approximately $0.7 million was utilized to satisfy royalties earned and unpaid under the Company's previous marketing and license agreement with Autoliv, $3.0 million was recognized as technology revenue and $3.3 million was deferred and will be recognized into revenue on a straight line basis over the next three years. In addition, the Company received $3.0 million in prepayments to be applied to product delivered in the future. At December 31, 2000, deferred license revenue was $3,032,344 and prepaid product sales was $1,886,600 of which $2,632,271 was recorded as long-term deferred income.

7.   REVOLVING LINE OF CREDIT

     On December 31, 1999, the Company executed a Financing Agreement with an asset based lender which provided for a $17,000,000 revolving line of credit and a $5,000,000 Senior Secured term note payable. The proceeds received from this financing together with the proceeds received from the Senior Secured Notes discussed below, were utilized primarily to replace the Company's previous revolving line of credit and two term notes payable with a bank and retire $4,250,000 of the Company's 10% Senior Subordinated Convertible Notes (the "10% Notes").

     The Company's availability under the revolving line of credit is dependent upon the relative balances of accounts receivable and inventories and each of their relative advance percentages. The revolving line of credit accrues interest at the Chase Manhattan prime rate or LIBOR plus 2.4% based upon the rate selected by the Company, matures December 30, 2003 and renews automatically unless terminated by either party with proper notice. The outstanding balance under this line of credit was $5,329,429 and the average interest rate was 9.5% at December 31, 2000. The additional amount available under advance percentages approximately was $8,140,000 at December 31, 2000.

     The Financing Agreement contains covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. The Company was not in compliance with certain non-monetary financial loan covenants at December 31, 2000. The Company has received a waiver of these defaults and we are currently in compliance with the terms of the RLC agreement.

     The Financing Agreement may be terminated with 60 days notice prior to each anniversary date of the agreement at no additional cost. If the Financing Agreement is terminated at any other time, an early termination fee of 3% is assessed if terminated prior to December 31, 2001 and lender has extended RLC terms substantially similar to that which we received from other lenders, and by 1.75% if terminated prior to December 31, 2001 for any other reason. The Financing Agreement is secured by the assets of the Company.

8.   LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

                                                                      2000                1999
                                                                  ------------        ------------
8% Senior Subordinated Convertible Notes                          $ 31,135,000        $ 34,500,000
Senior Secured Notes, net of discount of $1,927,231                 18,536,721          22,700,000
9 1/2% Senior Subordinated Notes                                     3,238,000           3,238,000
Note Payable to Chairman of the Board                                       --           2,000,000
Loans payable, secured by property and equipment                     1,754,262           2,036,789
Mortgage note payable, secured by land and buildings                   998,353           1,024,224
Loan payable, unsecured                                                731,324
Obligations under capital leases, interest at 10% (Note 13)             68,743             229,467
                                                                  ------------        ------------
     Total                                                          56,462,403          65,728,480
Less current portion                                               (24,711,509)        (11,908,303)
                                                                  ------------        ------------
Long-term  debt                                                   $ 31,750,894        $ 53,820,177
                                                                  ============        ============

     On December 30, 1999, the Company executed agreements with an asset based lender for a $17,000,000 revolving line of credit (Note 6) and a $5,000,000 Senior Secured Note, and with an accredited investor for two Senior Secured Notes totaling $20,000,000. Net proceeds under these agreements was $34,831,949 and were used to replace the Company's previous outstanding revolving line of credit and two term notes payable with a bank totaling $29,333,334, retire $4,250,000 the Company's 10% Senior Subordinated Convertible Notes and repay one note payable to the Chairman of the Board in the amount of $1,000,000. As a result of the above refinancing, a pre-tax extraordinary charge on early retirement of debt was recorded for the write-off of $232,295 in deferred financing fees in 1999. The $5,000,000 Senior Secured term note payable with the asset based lender was retired on February 2, 2000 with proceeds received from the sale of the Company's airline new seat manufacturing operation.

     Two Senior Secured Notes in the amounts of $5,000,000 (the "Term Note A") and $15,000,000 (the "Term Note B") (together the "Term Notes") were issued with a warrant to purchase 850,000 shares of common stock at $5.00 per share. The warrant was subsequently repriced to $1.625, is immediately exercisable and will expire in 7 years. The Company has recorded an original issue discount of $2,300,000 and a repricing discount of $407,000 related to the stock warrant. The discounts will be amortized over the term of the underlying notes using the effective interest method. The Term Note A originally matured on September 30, 2000 and has subsequently been extended to October 1, 2001. The Term Note A accrues interest payable monthly at 15% and provides for an additional monthly bridge fee of $25,000. The Term Note A may be redeemed with a 30 day notice at any time without penalty. The Term Note B matures on June 30, 2003 and provides for cash interest to be paid monthly at 12.25% and interest which is to be capitalized into the note principal balance at 3% per annum. The Term Note B may be redeemed with a 30 day notice at 105% of principal on or before December 31, 2001, 102.5% of principal on or before December 31, 2002 and 100% of principal thereafter plus accrued interest payable to the redemption date.

     On May 25, 2000, the Company and its senior lender entered into an Investment Monitoring Agreement and First Amendment to the Securities Purchase Agreement to address disagreements about compliance with certain technical, non-monetary loan terms. Pursuant to these agreements, the senior lender agreed to provide ongoing operating overviews and consulting and amended certain of the Company's information reporting obligations. The Company agreed to pay an investment monitoring fee of $150,000 per annum payable in equal monthly installments of $12,500 for a three year period ending May 31, 2003.

     On August 17, 2000, the Company entered into a Second Amendment to the Securities Purchase Agreement thereby extending the maturity date of the Term A note discussed above to October 1, 2001. The Second Amendment also modified certain terms and covenants to provide for certain transactions the Company contemplated and addressed disagreements about compliance with other technical, non-monetary, loan terms. In consideration for this amendment, the Company paid a fee of $200,000 and repriced the lender's warrant to purchase 850,000 shares of the Company's common stock to $1.625 per warrant share which represented the market value of its common stock at that time. An additional debt discount of $407,000 was recorded as a result of the warrant repricing.

     On September 26, 2000, Simula and its senior lender entered into a letter amendment to the Securities Purchase Agreement which allowed Simula the option to repurchase up to $8,000,000 in aggregate value, of its 8% convertible notes. Simula paid a fee of $100,000 for this amendment.

     The Term Notes contain covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. The Company was not in compliance with these non-monetary loan covenants at December 31, 2000. The Company has attempted to negotiate waivers of these defaults but has been unsuccessful in reaching an agreement on the appropriate amount of compensation to be paid to the lender for waiver of the defaults. Although we have not received a notice of default, the lender has asserted their right to receive default rate interest. As a result of our non-compliance and absence of appropriate waivers from the lender, the Term Notes in the amount of $18.5 million, net of note discount in the amount of $1.9 million, have been reclassified as a current liability. The Term Notes are secured by the assets of the Company.

     On August 21, 2000, the Company executed an agreement to purchase certain intellectual property in exchange for $350,000 paid in cash and the issuance of a $950,000 note payable. The note payable provides for principal payments on December 31, 2000, June 29, 2001 and June 28, 2002 of $500,000, $250,000 and
$200,000, respectively, each with accrued interest earned thereon. The interest earned under this note accrues at the SunTrust Bank of St. Petersburg prime rate plus 3.5%.

     In June 2000, the Company executed a note payable in the amount of $800,000 in exchange for the termination of one of its facility operating leases related to the airliner new seat operation which was disposed of in January 2000. The note requires payments of monthly principal and interest at 8% of $16,221 and matures in June 2005.

     On October 15, 1999, the Company entered into a $1,000,000 Promissory Note with its Chairman of the Board of Directors. The note boar interest at 12%, had an original maturity date of October 15, 2000, and provided for a placement fee of $20,000 to be paid upon maturity or any accelerated repayment of the note. In addition, the note provided for an accelerated maturity in the event the Company completes a senior credit banking agreement, or a public or private offering of debt or equity securities for proceeds of $10,000,000 or more. The Company repaid the note in full on January 6, 2000 from the proceeds received from the Senior Secured Notes issued on December 30, 1999 discussed above.

     On December 14, 1999, the Company entered into a second $1,000,000 Promissory Note with it's Chairman of the Board of Directors. The note was unsecured and subordinated to the Company's Senior Secured Notes. The note boar interest at 12%, matures on December 31, 2003, and provided for a placement fee of $20,000 to be paid upon maturity. The note was amended to provide for voluntary prepayment and the Company repaid the December 14, 1999 note in full on October 6, 2000.

     In November 1998, the Company completed a private placement to accredited investors of $3,238,000 of it 9-1/2% Senior Subordinated Notes (the "9-1/2% Notes") and received proceeds of $1,025,000 and exchanged $2,213,000 of its 12% Notes. The 9-1/2% Notes are due on September 30, 2003 and bear interest at 9-1/2% per annum, payable semi-annually. The 9-1/2% Notes may be redeemed at the Company's option, upon at least 30 days' notice, in whole or in part on a pro rata basis, on and after April 30, 1999, at 102% of par value plus accrued interest payable to the redemption date.

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

     In August, September and October 2000, the Company repurchased in the open market 8% Notes totaling $3,365,000 at an average discount of 45% resulting in a gain on early extinguishment of debt net of transaction costs of $1,523,933 in 2000.

     The indenture relating to the 9-1/2% Notes and the 8% Notes contains certain covenants including limitations on additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, the Company may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The 9-1/2% Notes and the 8% Notes become due upon successful acceleration of $10 million or more in senior debt. The Company was in compliance with all of the covenants of this indenture at December 31, 2000.

     The aggregate principal payments required after amortization of the original issue discount for the five years subsequent to December 31, 2000 are presented in the table below. The remaining unamortized original issue discount, for the Senior Secured Notes currently in default as discussed above, of $1,927,231 is included in the required principle payments for 2001.

     2001                                                  $21,638,740
     2002                                                      996,180
     2003                                                    3,441,627
     2004                                                   31,350,368
     2005                                                      128,187
     Thereafter                                                834,532
                                                           -----------
           Total                                           $58,389,634
                                                           ===========

Interest expense for the years ended December 31 is comprised of the following:

                                                  2000             1999             1998
                                               ----------       ----------       ----------
Interest                                       $7,234,201       $6,847,559       $5,234,857
Amortization of deferred financing costs        2,740,663          846,808          801,836
                                               ----------       ----------       ----------
Interest expense                               $9,974,864       $7,694,367       $6,036,693
                                               ==========       ==========       ==========

     Interest expense allocated to discontinued operations for the years ended 1999 and 1998 was $448,262 and $937,499, respectively.

     Based on borrowing rates currently available to the Company and the quoted market prices for the 8% Notes, the fair value of long-term debt at December 31, 2000 is approximately $41,206,253.

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In 1999, the Company completed a private placement to an accredited investor of $7.5 million of the Company's Series A Convertible Preferred Stock (the "Series A"). Under the terms of this offering the Series A bears a dividend rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A also provides for a mandatory redemption of the remaining outstanding shares on May 1, 2004.

     During the year ended December 31, 2000, $2,250,000 of the Series A Preferred Stock plus accrued dividends of $5,375 were tendered for conversion into common stock. As a result of the common share conversion limit of 1,982,681 shares, the Company could satisfy the conversion of $1,307,130 and issued 905,607 shares of common stock and was not able to convert $952,772 of the tendered preferred stock and accrued dividends into shares of the Company's common stock. In accordance with the provisions of the Preferred Stock Securities Purchase Agreement, the Company was required to redeem the remaining balance of tendered preferred stock and accrued dividends in accordance with the redemption formula and paid the holder $1,934,831.

     During the year ended December 31, 1999, $5,250,000 of Series A Preferred Stock plus accrued dividends of $175,234 were exchanged for 1,077,074 shares of the Company's common stock.

10.  STOCK OPTIONS AND STOCK PLANS

     In 1992, the Company adopted the 1992 Stock Option Plan which provided for the issuance of up to 360,000 shares of common stock. All options available under the 1992 Plan have been granted. In August 1994, the Company adopted the 1994 Stock Option Plan which reserves up to 2,500,000 shares of common stock for issuance under the Plan. In June 1999, the Company adopted the 1999 Stock Option Plan which reserves up to 2,000,000 shares of common stock for issuance under the Plan. Options granted under the 1994 and 1999 Plans as of December 31, 2000 were 4,558,963. Information with respect to the Plans is as follows:

                                                        WEIGHTED
                                          OPTION     AVERAGE OPTION
                                          SHARES         PRICE
                                        ---------    --------------
Outstanding at December 31, 1997        1,651,154        $12.94
     Granted                              676,517        $14.07
     Exercised                             (9,700)       $12.01
     Canceled                             (29,600)       $13.04
                                        ---------
Outstanding at December 31, 1998        2,288,371        $13.83
     Granted                              753,900        $ 5.64
     Exercised                            (16,250)       $ 5.27
     Canceled                             (34,525)       $ 7.08
                                        ---------
Outstanding at December 31, 1999        2,991,496        $10.06
     Granted                            1,532,150        $ 4.65
     Canceled                             (14,899)       $ 6.57
                                        ---------
Outstanding at December 31, 2000        4,508,747        $ 8.24
                                        =========

     Options are generally exercisable one year from the date of grant for up to ten years at a price equal to 100% of the fair market value at the date of grant or 85% of fair market value in the case of non-statutory options. As of December 31, 2000, 1999 and 1998, exercisable options were 3,875,297, 2,622,345 and
1,976,854, respectively. Certain 1999 stock option exercises were rescinded subsequent to their original exercise and accordingly, these exercises are not reflected in the above table.

     On December 1, 1998, 584,392 options that had been previously granted to the Company's non-executive management employees were repriced at $7.00 per share which represents the fair market value at the date of repricing. These options retain the same characteristics as their original grant.

The following information, aggregated by option price ranges, is applicable to options outstanding at December 31, 2000:

     Range of exercise prices ..........................................  $3.25 -- $8.63   $11.13 -- $20.50
     Shares outstanding in range........................................       2,919,672          1,842,719
     Weighted-average exercise price ...................................           $5.28             $13.66
     Weighted-average remaining contractual life .......................            8.50               4.99
     Shares currently exercisable ......................................       2,286,222          1,721,968
     Weighted-average exercise price of shares currently exercisable....           $5.52             $13.66

The estimated fair value of options granted during 2000, 1999 and 1998 was $2.30, $2.75 and $3.85, respectively per share. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation expense in the amount of $129,726 has been recognized in relation to fully vesting those option grants which were unvested at the time of resignation for the Company's Chief Executive Officer, Chief Operating Officer and a divisional President. Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share for the three years ended December 31, 2000 would have been increased to the pro forma amounts indicated below:

                                                                  2000               1999              1998
                                                              ------------      -------------      -------------
Net loss available to common shareholders - as reported       $ (6,003,198)     $ (22,846,755)     $ (27,708,513)
                                                              ============      =============      =============
Net loss available to common shareholders - pro forma         $ (8,161,389)     $ (24,005,217)     $ (29,683,277)
                                                              ============      =============      =============
Loss per share - basic - as reported                          $      (0.52)     $       (2.26)     $       (2.80)
                                                              ============      =============      =============
Loss per share - basic - pro forma                            $      (0.71)     $       (2.37)     $       (3.00)
                                                              ============      =============      =============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. For the year ended December 31, 2000 the assumptions used for grants were no dividend yield, expected volatility of 74%, a risk free interest rate of 5.5% and expected lives of 3.25 years. For the year ended December 31, 1999 the assumptions used for grants were no dividend yield, an expected volatility of 61%, a risk free interest rate of 5% and expected lives of 3.5 years. For the year ended December 31, 1998, the assumptions used for grants were no dividend yield, an expected volatility of 53%, a risk-free interest rate of 4.5% and expected lives of 3 years

     RESTRICTED STOCK PLAN - In 1992, the Company adopted the 1992 Restricted Stock Plan authorizing the Company to grant to key employees of the Company the right to purchase up to an aggregate of 19,500 shares of common stock at $.01 per share. The Company has reserved 19,500 shares of common stock for issuance pursuant to the Restricted Stock Plan, of which 4,623 shares have been awarded.

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

The Plan's funded status and amounts recognized in the Company's balance sheet at December 31 are as follows:

                                                            2000               1999
                                                         -----------        -----------
Actuarial present value of benefit obligation:
Accumulated benefit obligation                           $ 4,472,985        $ 3,323,369
Effect of projected future compensation increases            905,924            971,316
                                                         -----------        -----------
Projected benefit obligation                               5,378,909          4,294,685
Plan assets at fair value                                  3,448,775          2,689,792
                                                         -----------        -----------
Unfunded status                                            1,930,134          1,604,893
Unrecognized prior service costs                            (149,780)            50,038
Unrecognized loss                                         (1,146,114)        (1,075,877)
Unrecognized transition liability                             67,834             73,486
                                                         -----------        -----------
Accrued benefit cost                                         702,074            652,540
Additional minimum liability                                 382,174             72,589
                                                         -----------        -----------
Accrued benefit liability                                  1,084,248            725,129
Intangible asset                                             151,303
Accumulated other comprehensive income adjustments           230,871             72,589
                                                         -----------        -----------
  Net amount recognized                                  $   702,074        $   652,540
                                                         ===========        ===========

Reconciliation of the Plan benefit obligation is as follows:

                                                           2000                1999
                                                        -----------        -----------
   Beginning benefit obligation                         $ 4,294,685        $ 3,705,012
     Service cost                                           490,036            483,703
     Interest Cost                                          338,861            275,689
     Actuarial (gain)/loss                                  191,105           (184,837)
     Plan amendments                                        187,520            154,641
     Benefits paid                                         (123,298)          (139,523)
                                                        -----------        -----------
   Ending benefit obligation                            $ 5,378,909        $ 4,294,685
                                                        ===========        ===========

Reconciliation of the fair value of plan assets is as follows:

                                                            2000               1999
                                                         -----------        -----------
   Beginning fair value of plan assets                   $ 2,689,792        $ 2,212,953
     Employer contributions                                  610,559            457,884
     Actual gain                                             271,722            156,925
     Benefits paid                                          (123,298)          (137,970)
                                                         -----------        -----------
   Ending fair value of plan assets                      $ 3,448,775        $ 2,689,792
                                                         ===========        ===========

Net periodic pension cost includes the following:

                                     2000             1999             1998
                                   ---------        ---------        ---------
Service Cost                       $ 490,036        $ 483,703        $ 366,594
Interest Cost                        338,861          275,689          211,324
Expected return on assets           (230,469)        (187,260)        (172,330)
Transition asset recognition          (5,652)          (5,652)          (5,652)
Prior service cost                   (12,298)         (12,298)         (28,809)
Net loss recognition                  79,615          122,624           52,995
                                   ---------        ---------        ---------
Net periodic benefit cost          $ 660,093        $ 676,806        $ 424,122
                                   =========        =========        =========

Assumptions at December 31 used in the accounting for the Plan were as follows:

                                                         2000    1999     1998
                                                         ----    ----     ----
Discount or settlement rate                              7.75%   7.75%    6.75%
Rate of increase in compensation levels                  3.75%   3.75%    3.00%
Expected long-term rate of return on Plan assets         8.00%   8.00%    8.00%

     The Plan's assets consist of money market accounts and investments in common stocks, bonds and mutual funds.

     In addition, the Company has a 401(k) plan for substantially all employees. Company contributions to the 401(k) plan were $90,683, $79,474 and $48,597 for the years ended December 31, 2000, 1999 and 1998, respectively.

12.  INCOME TAXES

     The income tax (benefit) provision including amounts related to discontinued operations and extraordinary items, for the years ended December 31 are as follows:

                                                  2000                1999                1998
                                               -----------        ------------        ------------
Current                                        $   106,000        $     50,000        $     36,000
Deferred                                        (1,524,000)        (12,466,000)        (15,483,000)
                                               -----------        ------------        ------------
    (Benefit) provision for income taxes       $(1,418,000)       $(12,416,000)       $(15,447,000)
                                               ===========        ============        ============

                                             2000         1999         1998
                                             ----         ----         ----
     Federal statutory income tax rate       34.0%        34.0%        34.0%
     State income taxes                       1.5          1.7          2.1
     Unutilized state tax losses             (5.8)          --           --
     Valuation reserve                       (7.5)          --           --
     Tax credits and other                   (2.7)        ( .5)        ( .7)
                                             ----         ----         ----
         Effective rate                      22.4%        35.2%        35.4%
                                             ====         ====         ====

The provision for deferred income taxes consists of the following:

                                               2000                1999                1998
                                            -----------        ------------        ------------
Accruals and reserves                       $ 7,700,000        $   (922,000)       $(11,257,000)
Depreciation and amortization expense           (36,000)           (880,000)            371,000
Net operating loss carryforward              (9,650,000)        (10,575,000)         (4,656,000)
Minimum tax credit carryforwards               (268,000)           (199,000)           (226,000)
Change in valuation allowance                   730,000             110,000             285,000
                                            -----------        ------------        ------------
    Total                                   $(1,524,000)       $(12,466,000)       $(15,483,000)
                                            ===========        ============        ============

The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:

                                                               2000               1999
                                                            -----------       ------------
Current:
Extraordinary loss                                          $   320,000       $  7,536,000
Accrued vacation and self insurance                             933,000            356,000
Inventory and warranty reserves                                  76,000          1,119,000
Other                                                         1,914,000          3,636,000
  Net operating loss carryforwards                                   --        (10,026,000)
                                                            -----------       ------------
  Total current deferred tax asset                            3,243,000          2,621,000
                                                            -----------       ------------
Long-term:
Excess of tax over book depreciation and amortization            55,000             19,000
Net operating loss carryforwards                             31,038,000         31,988,000
Minimum tax credit carryforward                               1,231,000            963,000
Deferred start-up costs                                          55,000            313,000
Other                                                         1,961,000            155,000
                                                            -----------       ------------
  Total long-term deferred tax asset                         34,340,000         33,438,000
                                                            -----------       ------------
  Net deferred tax asset                                    $37,583,000       $ 36,059,000
                                                            ===========       ============

     Statement of Financial Accounting Standards No. 109 requires the recording of a deferred tax asset valuation allowance if the weight of available evidence indicates that some or all of the deferred tax asset will not be realized. Such evidence includes the historical operating performance of the company including its ability to continue as a going concern and tax planning strategies.

     Simula increased its deferred tax valuation allowance $730,000 in 2000, $110,000 in 1999 and $285,000 in 1998 because certain tax credits and operating loss carry forwards, primarily related to states in which the Company no longer has operations, are unlikely to be utilized. At December 31, 2000, the Company had approximately $88,000,000 of net operating loss carry forwards which expire through 2020.

     Simula incurred losses for each of the past five years. These losses were primarily related to certain unprofitable businesses and charges and write-offs related to the disposition of those businesses (Notes 14 and 15). In addition, the Company's operating plan, which has been adopted by the Board of Directors, supports the Company's ability to generate sufficient taxable income to utilize the available net operating losses prior to their expiration. This plan is based on programs and contracts currently in hand. In addition, should Simula be required to sell assets or liquidate certain of is business operations, management believes estimated gains would be sufficient to utilize its existing deferred tax assets.

     Accordingly, although realization of the net deferred tax assets are not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under capital lease agreements and certain facilities under noncancellable operating leases with various renewal options. Leased assets of $129,149 and $1,078,384 (net of accumulated depreciation of $58,083 and $772,236) are included in property and equipment as of December 31, 2000 and 1999, respectively.

     The following is a schedule of minimum rental payments due under the leases described above and for other operating leases for the years ending December 31:

                                                       Capital Leases    Operating Leases
                                                       --------------    ----------------
2001                                                    $     35,024      $    2,305,900
2002                                                          33,594           2,182,411
2003                                                           9,524           1,905,268
2004                                                                           1,700,654
2005                                                                           1,578,511
Thereafter                                                                     8,360,065
                                                       --------------    ----------------
Total minimum lease payments                                  78,142      $   18,032,809
                                                                         ================
Less amounts representing interest                            (9,399)
                                                       --------------
Present value of net minimum lease payments             $     68,743
                                                       ==============

     Rent expense was $2,378,617, $3,370,505 and $2,530,932 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In addition, the company is involved in other litigation in the ordinary course of business from time to time. The Company presently is not a party to any threatened or pending litigation, the negative outcome of which would be material to the Company.

14.  DISCONTINUED OPERATIONS

     In 1998, the Company's board of directors adopted a plan to dispose of its rail and mass transit seating operations. Accordingly, the operating results of this operation, including a provision for estimated loss upon disposition, was segregated from continuing operations and was reported as discontinued operations.

     In 1999, the Company completed the sale of this business to a former director of the Company and received consideration of $100,000 cash, assumption of approximately $4,700,000 in liabilities and two promissory notes in the amount of $1,996,000 and $8,118,008. The notes each carried an interest rate of 8-1/2% and an original maturity date of October 15, 2004. Interest was required to be paid quarterly beginning April 2000 on the $1,996,000 promissory note and semi-annually beginning April 2001 on the $8,118,008 promissory note.

     At December 31, 1999 the Company recorded a valuation allowance for the remaining note receivable balance because ultimate collection was uncertain. The contract between the parties remained fully enforceable. Any future payments of principal received will be accounted for under the cost recovery method of accounting as a component of discontinued operations.

     The final disposal of the discontinued rail and mass transit seating operation resulted in a loss on disposal of $7,238,109, net of tax benefit of $3,898,000, during the year ended December 31, 1999.

     In August 2000, the Company agreed to amend and restate the Asset Purchase and Sale Agreement. The amended and restated agreement adjusted the total sales price to $4,062,500 to be paid in $2,000,000 cash and a promissory note in the amount of $2,062,500. The promissory note provides for interest at 8-1/2% payable quarterly with the outstanding principal and accrued interest due on August 31, 2004. The $2,000,000 cash receipt has been recorded as a recovery in discontinued operations and the remaining note balance will continue to be accounted for under the cost recovery method of accounting.

     The $2,000,000 cash recovery in the current year, offset by additional settlement charges of $370,000 resulted in a gain on disposal of discontinued operations of $879,000, net of tax expense of $751,000, during the year ended December 31, 2000.

     Under the Asset Purchase and Sale Agreement, as amended and restated, the Company retained the liability for claims incurred through August 31, 1999 under its self funded health insurance plan and has agreed to indemnify the acquiring company for any customary warranty and litigation claims. In January 2001, the Company entered into a Settlement Agreement and Release of Claims with a prior customer in order to dispose of outstanding litigation and reduce legal fees. The settlement agreement requires the Company to pay $815,000 in four equal installments of $203,750 plus accrued interest at 7 -1/2% beginning January 20, 2001 and continuing every 90 days thereafter until paid. In exchange for the settlement, the Company received dismissal of lawsuits with prejudice, mutual release of liabilities and extinguishment of any future warranty claims.

     Revenues for the rail and mass transit operations were $8,247,294 for the eight months ended August 31, 1999 and $15,781,983 for the year ended 1998. Operating losses for the eight months ended August 31, 1999 were $5,219,882 and for the twelve months ended December 31, 1998 were $3,706,014. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

15.  RESTRUCTURING AND OTHER CHARGES

     In December 1999, management of the Company, with the approval of the board of directors, committed itself to a plan of restructuring and recorded a charge to income of $18.3 million. The plan of restructuring included a refinancing of its outstanding bank line of credit and certain term notes and the divestiture of the Company's commercial airline seat manufacturing operation. The Company entered into an agreement to sell substantially all the assets of the airline seat manufacturing operation in December 1999 and completed the transaction in January 2000. At that time approximately 300 management and production employees were terminated and the operating facility was closed. Total proceeds from the sale was approximately $12 million resulting in a loss on sale of $10.3 million. The remaining 1999 restructuring charge is comprised of severance costs of $1.6 million, $2.5 million related to the abandonment of leased operating facilities and equipment, $2.3 million related to the write down to net realizable value for inventory and fixed assets and $1.6 million in recognition of additional liabilities related primarily to outstanding purchase order commitments which were non-cancelable.

     During 2000, the Company incurred and paid total restructuring costs of approximately $5.2 million comprised of $2.0 million in employee severance and health claims, $1.1 million in facilities and equipment lease costs and $2.1 million in transaction and shutdown costs. The remaining reserve for restructuring at December 31, 2000, after an additional current year charge of $.4 million, is $1.9 million and primarily represents remaining facility and equipment lease obligations and outstanding purchase order commitments which are non-cancelable.

     The commercial airline seat manufacturing operation had sales of $3.7 million, $41.9 million and $32.0 million and operating losses of $.6 million, $25.4 million and $14.5 million during the years ended 2000, 1999 and 1998, respectively.

     During the year ended December 31, 2000, the Company also recorded additional charges related to the restructuring of corporate management and the write down of certain long lived assets. Executive severance costs totaled $2.2 million and include severance wages, continuation of life and medical benefits and the effect of fully vesting unvested issued and outstanding stock options previously granted. The write down of long lived assets totaled $4.2 million and primarily represents assembly equipment for our automotive airbag which is no longer needed due to technological changes in the raw material utilized in airbag production.

16.  RESEARCH AND DEVELOPMENT

     The Company's research and development efforts arise from funded development contracts and proprietary research and development. Amounts arising from such efforts for the years ended December 31, were as follows:

                                                         2000               1999                1998
                                                      -----------        -----------        ------------
Research and development expenses classified
   as general and administrative expenses             $ 4,659,875        $ 4,350,162        $  3,383,082
                                                      ===========        ===========        ============
Funded contracts:
   Revenues funded by customers                       $ 7,164,227        $ 6,495,209        $  8,916,222
   Research and development expenses classified
        as cost of such revenue                        (9,296,957)        (7,642,366)        (10,066,340)
                                                      -----------        -----------        ------------
Funded contract deficiency                            $(2,132,730)       $(1,147,157)       $ (1,150,118)
                                                      ===========        ===========        ============

17.  SEGMENT REPORTING

     The Company is a holding company for wholly owned subsidiaries which operate in two primary business segments. The Commercial Products segment includes operations which primarily includes operations encompassing inflatable restraints and related technology for automobiles for the year 2000 period and also includes the manufacture of seating systems for domestic and foreign passenger airlines for the years 1999 and 1998. The Aerospace and Defense segment includes operations that design and deliver crash resistant components, energy absorbing devices, ballistic armor and composites principally in connection with branches of the United States armed forces procurement. The remaining segment, entitled Other, represents general corporate operations.

     For the years ended December 31, 2000, 1999 and 1998, inter-segment sales were insignificant and total inter-company sales of $2,141,185, $4,736,052 and $10,643,702, respectively, have been eliminated.

                                                                             2000
                                              ----------------------------------------------------------------
                                               Aerospace and     Commercial
                                                  Defense         Products          Other             Total
                                              ----------------------------------------------------------------
Revenue:
    Contract revenue                           $ 50,368,115     $    239,418                      $ 50,607,533
    Product sales:
      Airline seat systems                                         4,269,951                         4,269,951
      Automotive safety systems                                   36,977,260                        36,977,260
      Other                                                        4,628,196                         4,628,196
    Technology sales and royalties                  422,531                           390,000          812,531
                                              --------------   --------------   --------------   --------------
      Total revenue                            $ 50,790,646     $ 46,114,825     $    390,000     $ 97,295,471
                                              ==============   ==============   ==============   ==============

Operating (loss) income                        $  1,502,780     $  2,931,395     $ (3,951,640)    $    482,535
Identifiable assets                              27,012,059       14,047,323       44,839,020       85,898,402
Depreciation and amortization                     1,148,336        2,048,444        2,439,985        5,636,765
Capital expenditures                                498,669          642,055           90,551        1,231,275

     Revenue from three major customers accounted for approximately 56% of total revenue for the year ended December 31, 2000. Contract and trade receivables from these customers accounted for approximately 34% of the total contract and trade receivables at December 31, 2000. The Commercial Products segment recognized revenue from Autoliv and Boeing Aircraft that accounted for approximately 35% and 11%, respectively, of total revenue for the year ended December 31, 2000. The Government and Defense segment recognized revenue from all branches of the United States armed forces that accounted for approximately 10% of total revenue for the year ended December 31, 2000.

The Company anticipates that total sales to Autoliv may increase in the future, however, as a percentage of revenue may decrease as shipments to additional first-tier suppliers begin as new vehicle platforms begin in production. The Company does not expect to have as significant of sales to Boeing in the future because of the sale of its commercial airline seat manufacturing operation in January 2000 (Note 15) but does expect to continue to supply Boeing military seating systems through its Aerospace and Defense segment. The Company has performed work for the United States armed forces since 1975 and has no reason to believe that there will be any change in these customer relationships.

The Company's external sales based upon the customers country of origin and investment in long- lived assets by geographic area is as follows.

                                                           2000
                                                --------------------------
                                                                Long-Lived
                                                  Revenues        Assets
                                                -----------    -----------
United States                                   $49,034,065    $48,663,872
Germany                                          35,664,628
United Kingdom                                    6,839,429      1,586,570
Other foreign countries                           5,757,349
                                                -----------    -----------
Total                                           $97,295,471    $50,250,442
                                                ===========    ===========

                                                                             1999
                                              ----------------------------------------------------------------
                                               Aerospace and     Commercial
                                                  Defense         Products          Other             Total
                                              ----------------------------------------------------------------
Revenue:
    Contract revenue                           $ 46,871,663                                       $ 46,871,663
    Product sales:
      Airline seat systems                                        51,313,904                        51,313,904
      Automotive safety systems                                   31,372,799                        31,372,799
      Other                                         716,712                      $    201,123          917,835
    Technology sales and royalties                                   916,225                           916,225
                                              --------------   --------------   --------------   --------------
      Total revenue                            $ 47,588,375     $ 83,602,928     $    201,123     $131,392,426
                                              ==============   ==============   ==============   ==============

Operating (loss) income                        $  3,072,246     $(18,295,659)    $ (1,424,833)    $(16,648,246)
Identifiable assets                              32,871,455       29,377,329       45,091,317      107,340,101
Depreciation and amortization                     1,258,134        3,323,170        1,226,259        5,807,563
Capital expenditures                              1,521,939        1,262,161           16,276        2,800,376

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

     The Company's external sales based upon the customers country of origin and investment in long- lived assets by geographic area is as follows.

                                                           1999
                                                --------------------------
                                                                Long-Lived
                                                  Revenues        Assets
                                                -----------    -----------
United States                                  $ 59,294,633    $48,781,071
Germany                                          37,420,006
United Kingdom                                   19,129,958      5,652,226
Ireland                                           8,061,186
Other foreign countries                           7,486,643

                                               ------------    -----------
Total                                          $131,392,426    $54,433,297
                                               ============    ===========

                                                                             1998
                                              ----------------------------------------------------------------
                                               Aerospace and     Commercial
                                                  Defense         Products          Other             Total
                                              ----------------------------------------------------------------
Revenue:
    Contract revenue                           $ 32,430,873     $  4,778,566                      $ 37,209,439
    Product sales:
      Airline seat systems                                        30,932,898                        30,932,898
      Automotive safety systems                                   27,992,525                        27,992,525
      Other                                       3,445,639                      $     19,598        3,465,237
    Technology sales and royalties                                 1,044,579                         1,044,579
                                              --------------   --------------   --------------   --------------
      Total revenue                            $ 35,876,512     $ 64,748,568     $     19,598     $100,644,678
                                              ==============   ==============   ==============   ==============

Operating (loss) income                        $  1,535,526     $ (5,701,323)    $(1,334,134)     $ (5,499,931)
Identifiable assets                              30,544,223       47,811,797      32,623,061       110,979,081
Depreciation and amortization                     1,251,642        2,486,144         908,745         4,646,531
Capital expenditures                                889,119        5,171,569         128,037         6,188,725

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

The Company's external sales based upon the customers country of origin and investment in long- lived assets by geographic area is as follows.

                                                          1998
                                               ---------------------------
                                                                Long-Lived
                                                 Revenues         Assets
                                               -----------     -----------
United States                                  $ 69,855,152    $40,824,266
United Kingdom                                   14,355,817      7,730,776
Germany                                           9,949,416
Other foreign countries                           6,484,293
                                               ------------    -----------
Total                                          $100,644,678    $48,555,042
                                               ============    ===========

18.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                                                  2000
                                                                      ------------------------------------------------------------
                                                                         First           Second          Third           Fourth
                                                                      ------------    ------------    ------------    ------------
Revenue                                                               $ 24,558,858    $ 23,946,849    $ 24,195,456    $ 24,594,308
Cost of Revenue                                                         16,945,302      16,071,566      13,805,693      18,402,267
                                                                      ------------    ------------    ------------    ------------
Gross margin                                                          $  7,613,556    $  7,875,283    $ 10,389,763    $  6,192,041
                                                                      ============    ============    ============    ============

Net earnings (loss) from continuing operations                        $    191,808    $    308,060    $    341,754    $ (7,749,951)
Discontinued Operations:
     Earnings on discontinued operations, net of tax                                                    1,300,000        (421,000)
     Extraordinary gain on early extinguishment
       of debt, net of tax                                                                                 725,750         383,183
                                                                      ------------    ------------    ------------    ------------
     Net loss                                                              191,808         308,060       2,367,504      (7,787,768)
     Dividends on preferred stock                                          (33,658)        (33,025)        (28,733)       (987,386)
                                                                      ------------    ------------    ------------    ------------
Earnings (loss) available for common shareholder                      $    158,150    $    275,035    $  2,338,771    $ (8,775,154)
                                                                      ============    ============    ============    ============

Net earnings per common share - basic and assuming dilution           $       0.01    $       0.02    $       0.20    $      (0.72)

The third quarter of 2000 includes executive severance costs of $1.9 million. The fourth quarter of 2000 includes the write down of long lived assets of $4.2 million, accrual of additional medical claims costs of $1.4 million related to the termination of the Company's self funded insurance plan and additional restructuring costs of $.4 million related to the disposal of the Company's commercial airline seat manufacturing operation.

                                                                                                  1999
                                                                      ------------------------------------------------------------
                                                                         First           Second          Third           Fourth
                                                                      ------------    ------------    ------------    ------------

Revenue                                                               $ 31,928,262    $ 34,026,137    $ 33,169,131    $ 32,268,896
Cost of Revenue                                                         23,414,109      25,161,644      23,468,135      30,940,241
                                                                      ------------    ------------    ------------    ------------
Gross margin                                                          $  8,514,153    $  8,864,493    $  9,700,996    $  1,328,655
                                                                      ============    ============    ============    ============

Net earnings (loss) from continuing operations                        $    484,269    $    715,729    $  1,033,731    $(17,691,080)
Discontinued Operations:
     Loss on disposal,  net of tax                                                                                      (7,238,109)
     Extraordinary loss on early extinguishment of debt,
       net of tax                                                                                                         (151,295)
                                                                      ------------    ------------    ------------    ------------
     Net loss                                                              484,269         715,729       1,033,731     (25,080,484)
     Dividends on preferred stock                                                         (111,205)        (93,834)        (74,497)
                                                                      ------------    ------------    ------------    ------------
Earnings (loss) available for common shareholder                      $    484,269    $    604,524    $    939,897    $(25,154,981)
                                                                      ============    ============    ============    ============

Net earnings per common share - basic
       and assuming dilution                                          $       0.05    $       0.06    $       0.09    $      (2.36)

The fourth quarter of 1999, includes restructuring costs of $18.4 million and the write down of receivables of $1.2 million related to the disposal of the Companys commercial airline seat manufacturing operation.

                                 EXHIBIT INDEX

   NO.                                              DESCRIPTION                                             REFERENCE
   ---                                              -----------                                             ---------
   3.1      Articles of Incorporation of Simula, Inc., as amended and restated..........................       (2)
   3.2      Bylaws of Simula, Inc., as amended and restated.............................................       (1)
   4.7      Indenture dated April 1, 1997, in connection with the Company's issuance of the 8%
            Senior  Subordinated Convertible Notes due May 1, 2004......................................       (10)
  10.11     1992 Stock Option Plan, as amended effective September 15, 1998.............................       (6)
  10.12     1992 Restricted Stock Plan..................................................................       (1)
  10.21     1994 Stock Option Plan, as amended effective September 15, 1998.............................       (6)
  10.26     Simula, Inc. Employee Stock Purchase Plan...................................................       (2)
  10.29     Form of Change of Control Agreements, as amended and restated, between the Company and
            Donald W. Townsend, Bradley P. Forst and James A. Saunders..................................       (5)
  10.30     Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P.
            Forst and  James A. Saunders................................................................       (4)
  10.32     Employment Agreement between the Company and James C. Dodd dated March 2, 1999..............       (8)
  10.33     Change of Control Agreement between the Company and James C. Dodd dated March 2, 1999.......
                                                                                                               (8)
  10.37     Simula, Inc. 1999 Incentive Stock Option Plan...............................................       (9)
  10.41     Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999........       (10)
  10.42A    Securities Purchase Agreement with Levine Leichtman Capital Partners II, L.P. dated
            December 31, 1999...........................................................................       (11)
  10.42B    Second Amendment to Securities Purchase Agreement with Levine Leichtman Capital Partners
            II, L.P. dated August 17, 2000..............................................................       (12)
  10.43     Employment Agreement between the Company and Joseph W. Coltman dated February 1, 2000.......
                                                                                                               (10)
  10.44     Change of Control Agreement between the Company and Joseph W. Coltman dated February 1,
            2000........................................................................................       (10)
  18.       Preference Letter re: change in accounting principles.......................................       (3)
  21.       Subsidiaries of the Company.................................................................       (10)
 +24.       Powers of Attorney - Directors.............................................................     (4),(7),(10)


+ Power of Attorney of Jack A. Henry filed herewith. All other Powers of Attorney filed as noted.

(1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.
(2) Filed with Definitive Proxy on May 15, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.
(3)  Filed with report on Form 10-Q for the quarter ended June 30, 1996.
(4) Filed with report on Form 10-K for the year ended December 31, 1997. The Employment Agreement for Messrs. Townsend, Forst and Saunders were substantially identical and differed materially only in the following two respects: (i) the initial term of the agreement with Mr. Townsend was five
     (5) years while that of Messrs. Forst and Saunders was three (3) years; and
     (ii) the post-termination non-compete period with Mr. Townsend was thirty
     (30) months while it was eighteen (18) months for Messrs. Forst and Saunders. Messrs. Townsend and Saunders were employees of the Company in 2000 but are no longer employees of the Company and their Employment Agreements are no longer in effect, pursuant to Severance Agreements with each respectively.

(5) Filed with report on Form 10-Q for the quarter ended
     March 31, 1998. The Change of Control Agreement for Messrs. Townsend, Forst and Saunders were substantially identical and differed materially only in that Mr. Townsend was entitled to an amount equal to five (5) years base salary and benefits upon a change of control while Messrs. Forst and Saunders were entitled to an amount equal to four (4) years base salary and benefits upon a change of control. Messrs. Townsend and Saunders were employees of the Company in 2000 but are no longer employees of the Company and their Change of Control Agreements are no longer in effect.


(6)  Filed with report on Form 10-Q for the quarter ended September 30, 1998.
(7)  Filed with report on Form 10-K for the year ended December 31, 1998.
(8)  Filed with report on Form 10-Q for the quarter ended March 31, 1999.
(9) Filed as Appendix A with Definitive proxy on May 14, 1999, for the Company's Annual Meeting of Shareholders held on June 17, 1999.
(10) Filed with report on Form 10-K for the year ended December 31, 1999.
(11) Filed with Schedule 13D, under the Securities Exchange Act of 1934, on January 10, 2000 effective December 31, 1999 by Levine Leichtman Capital Partners II, L.P.
(12) Filed with Amendment to Schedule 13D, under the Securities Exchange Act of 1934, on August 25, 2000 effective August 17, 2000 by Levine Leichtman Capital Partners II, L.P.