Form 10-Q
period 2001-03-31
SIMULA INC
filed 2001-05-14
CIK 885080

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _________

Commission file number 1-12410

Simula, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Arizona	86-0320129

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2700 North Central Avenue, Suite 1000, Phoenix, Arizona (Address of Principal Executive Offices)	85004 (Zip Code)

(602) 631-4005
(Registrant’s Telephone Number, Including Area Code)

_________________________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:

(1)	has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

Yes	X	No ____

(2)	has been subject to such filing requirements for the past 90 days.

Yes	X	No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2001

Common Stock, $.01 par value	12,190,011

SIMULA, INC.

INDEX

PART I —FINANCIAL INFORMATION

PAGE

Item 1 — Financial Statements

Consolidated Balance Sheets March 31, 2001 and December 31, 2000	2

Consolidated Statements of Operations Three Months Ended March 31, 2001
and 2000	3

Consolidated Statement of Shareholders’ Deficit Three Months Ended
March 31, 2001	4

Consolidated Statements of Cash Flows Three Months Ended March 31,
2001 and 2000	5

Notes to Interim Consolidated Financial Statements	6-9

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition	10-14

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports	15

SIGNATURES	16

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

SIMULA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$239,475	$746,078

Contract and trade receivables —Net	26,614,369	24,992,446

Inventories	6,470,169	5,927,139

Deferred income taxes	3,243,000	3,243,000

Prepaid expenses and other	813,549	739,297

Total current assets	37,380,562	35,647,960

PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS —Net	8,224,606	8,345,520

DEFERRED INCOME TAXES	34,168,000	34,340,000

DEFERRED FINANCING COSTS	3,232,170	3,534,759

INTANGIBLES —Net	3,256,235	3,115,689

OTHER ASSETS	1,201,699	914,474

TOTAL	$87,463,272	$85,898,402

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Revolving line of credit	$7,299,057	$5,329,429

Trade accounts payable	6,077,987	5,966,003

Other accrued liabilities	9,357,375	10,688,627

Deferred revenue	2,173,419	2,327,615

Accrued restructuring costs	1,982,473	1,911,115

Advances on contracts	2,119,820	1,098,976

Current portion of long-term debt	20,047,262	19,711,509

Total current liabilities	49,057,393	47,033,274

DEFERRED REVENUE	2,037,503	2,632,271

DEFERRED LEASE COST	166,832	142,999

LONG-TERM DEBT —Less current portion	36,508,075	36,750,894

Total liabilities	87,769,803	86,559,438

SHAREHOLDERS’ DEFICIT

Preferred stock, $.05 par value —authorized 50,000,000 shares Common stock, $.01 par value —authorized, 50,000,000 shares; issued 12,190,011	121,900	121,900

Additional paid-in capital	62,149,281	62,149,281

Accumulated deficit	(62,159,921)	(62,482,382)

Accumulated other comprehensive income	(417,791)	(449,835)

Total shareholders’ deficit	(306,531)	(661,036)

TOTAL	$87,463,272	$85,898,402

See notes to consolidated financial statements

SIMULA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2001	2000

Revenue	$25,535,767	$24,558,858

Cost of revenue	16,383,598	16,945,302

Gross margin	9,152,169	7,613,556

Administrative expenses	5,661,754	5,054,110

Restructuring charge	479,000	—

Operating income	3,011,415	2,559,446

Interest expense	(2,516,954)	(2,263,638)

Income before taxes	494,461	295,808

Income tax expense	(172,000)	(104,000)

Net income	322,461	191,808

Preferred stock dividends	—	33,658

Income available to common stockholders	$322,461	$158,150

Income per common share —basic	$0.03	$0.01

Income per common share —assuming dilution	$0.03	$0.01

See notes to consolidated financial statements

SIMULA, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2001

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income

BALANCE, January 1, 2001	12,190,011	$121,900	$62,149,281	$(62,482,382)	$(449,835)

Net income				322,461

Currency translation adjustment					32,044

BALANCE, March 31, 2001	12,190,011	$121,900	$62,149,281	$(62,159,921)	$(417,791)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total
	Shareholders'	Comprehensive
	Deficit	Income

BALANCE, January 1, 2001	$(661,036)

Net income	322,461	$322,461

Currency translation adjustment	32,044	32,044

BALANCE, March 31, 2001	$(306,531)	$354,505

See notes to consolidated financial statements

SIMULA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2001	2000

Cash flows used for operating activities:

Net income	$322,461	$191,808

Adjustment to reconcile net income to net cash used in operating activities:

Depreciation and amortization	1,117,211	1,194,748

Deferred income taxes	172,000	104,000

Capitalized interest	116,269	114,040

Restructuring charge	479,000	—

Currency translation adjustment	32,044	(315,031)

Changes in net assets and liabilities:

Contract and trade receivables —net of advances	(601,079)	(2,594,785)

Inventories	(543,030)	(1,927,961)

Prepaid expenses and other	(74,252)	(271,704)

Other assets	(286,745)	35,476

Net assets held for sale	—	677,582

Trade accounts payable	111,984	(1,485,200)

Deferred revenue	(701,298)	—

Deferred lease costs	(23,833)	—

Restructuring reserve	(358,124)	(1,313,595)

Other accrued liabilities	(1,331,252)	(1,260,173)

Net cash used in operating activities	(1,568,644)	(6,850,795)

Cash flows (used) provided in investing activities:

Purchase of property and equipment	(420,644)	(99,994)

Costs incurred to obtain intangibles	(247,596)	(140,363)

Proceeds from sale	—	11,358,660

Net cash (used) provided in investing activities	(668,240)	11,118,303

Cash flows provided (used) in financing activities:

Net borrowings (repayments) under line of credit	1,969,628	(2,189,383)

Principal payments under other debt arrangements	(239,347)	(6,278,903)

Dividends paid	—	(33,658)

Net cash provided (used) in financing activities	1,730,281	(8,501,944)

Net decrease in cash and cash equivalents	(506,603)	(4,234,436)

Cash and cash equivalents at beginning of period	746,078	5,223,236

Cash and cash equivalents at end of period	$239,475	$988,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$1,897,793	$2,508,779

Taxes paid	$28,900

See notes to consolidated financial statements

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Basis of Presentation:

      The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively the “Company”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

      The accompanying interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to obtain refinancing of certain of its debt and comply with the terms and covenants of its financing agreements.

      The Company incurred losses of $4.9 million in 2000, $22.8 million in 1999 and $27.7 million in 1998. These losses were primarily related to unprofitable businesses and charges and write-offs related to the disposition of those businesses as well as charges and write-offs related to our recent restructuring activities described below.

      In the fourth quarter 2000, the Board of Directors changed executive management and named a new CEO. A new Chief Operating Officer was named in the first quarter of 2001 and a Chief Development Officer was named in the second quarter of 2001. Subsequent to the change in executive management, the Company undertook an evaluation of its business plan and current operations. As a result of this evaluation, we adopted a restructuring plan which included narrowing the focus of our operations, consolidating certain of our operating units, reducing our workforce, monetizing our technology portfolio, eliminating nonessential internal research and development costs, and restructuring our balance sheet by refinancing our debt structure to achieve overall interest savings and reducing our debt through improved earnings and strategic disposition of assets. During the first quarter of 2001, we completed our new business model, executed our reduction in workforce, began the consolidation of two of our business units and continued our efforts in restructuring our existing debt through debt refinancing. In conjunction with these restructuring activities, the Company recorded additional restructuring charges totaling $479,000 in the quarter ending March 31, 2001.

      The loss incurred in 2000 was primarily due to charges recorded in the fourth quarter related to nonrecurring write-downs of long-lived assets and the accrual of one-time charges. As a result of this loss, the Company was in technical default of certain financial covenants with its Senior Secured Notes at December 31, 2000 and remains in default of these covenants at March 31, 2001. The Company is currently in compliance with the terms of the RLC agreement. We have attempted to negotiate waivers of the non-monetary financial defaults with the holder of the Senior Secured Notes but have been unsuccessful in reaching agreement on the appropriate amount of compensation to be paid to the lender for waiver of the defaults. Although we have not received a notice of default or notice of acceleration, the Senior Secured Note holder has asserted its right to receive default rate interest, effective January 2001. Acceleration of these notes would materially adversely effect our liquidity. As a result of our non-compliance and absence of appropriate waivers from the lender, the Senior Secured Notes in the amount of $18.9 million, with a face value of $20.6 million, have been reclassified as a current liability.

      With regard to refinancing our debt structure, including but not limited to our Senior Secured Notes, the Company has retained an investment banker. The Company had previously completed preliminary due diligence which resulted in the delivery of a term sheet for replacement financing with preliminary terms subject to completion of due diligence, documentation and other conditions. After evaluation by management of the Company, it was determined that the proposal did not represent acceptable terms. The Company continues to consider financing alternatives. In the event that we are successful in obtaining replacement financing, the terms of the new financing would allow us to reclassify this debt. Because our ability to achieve debt refinancing cannot be assured, and due to

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

the continuing non-compliance with our senior lenders, these potential impacts on liquidity raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 2 —Inventories:

      At March 31, 2001 and December 31, 2000, inventories consisted of the following:

	March 31,	December 31,
	2001	2000

Raw materials	$4,415,099	$4,102,441

Work in process	1,482,115	1,551,463

Finished goods	572,955	273,235

Total inventories	$6,470,169	$5,927,139

Note 3 – Restructuring

      Management of the Company, with the approval of the board of directors, committed itself to a plan of restructuring which included narrowing the focus of our operations, consolidating certain of our operating units, reducing our workforce, monetizing our technology portfolio, eliminating nonessential internal research and development costs, restructuring our balance sheet by refinancing its debt structure to achieve overall interest savings and a program of debt reduction through improved earnings and strategic disposition of assets. As a result, we recorded fourth quarter 2000 charges totaling $7.9 million related to the write down of certain long-lived assets, executive severance, and termination of our self funded health insurance plan. During the first quarter of 2001, we recorded additional restructuring costs of $0.5 million consisting of $0.4 million in employee severance and $0.1 million related to remaining facility lease liability and write down of fixed assets. The headcount reductions occurred in mid March 2001 and total severance of approximately $0.1 million has been paid at March 31, 2001. The remaining severance costs are expected to be paid prior to June 30, 2001 and the facility lease liability is expected to be extinguished prior to 2001 fiscal year end.

      In December 1999, management of the Company, with the approval of the board of directors, committed itself to a plan to address its financial and operating results and recorded a charge to income of $18.3 million. The plan included a refinancing our outstanding bank line of credit and certain term notes and the divestiture of our commercial new airline seat manufacturing operation. The Company entered into an agreement to sell substantially all the assets of the airline seat manufacturing operation in December 1999 and completed the transaction in January 2000 closing the operating facility at that time and terminating approximately 300 management and production employees. Total proceeds for the sale were approximately $12 million resulting in a loss on the sale of $10.3 million. The remaining 1999 charge is comprised of severance costs of $1.6 million, $2.5 million related to the abandonment of leased operating facilities and equipment, $2.3 million related to the write down to net realizable value for inventory and fixed assets and $1.6 million in recognition of additional liabilities related primarily to outstanding purchase order commitments which were non-cancelable.

      During 2000, the Company paid total restructuring costs of approximately $5.2 million comprised of $2.0 million in employee severance and health claims, $1.1 million in facilities and equipment lease costs, and $2.1 million in transaction and shutdown costs. During the three months ended March 31, 2001, the Company has paid restructuring costs of approximately $0.3 million primarily comprised of facilities and equipment lease costs and additional health claims.

Note 4 – Segment Reporting

      The Company is a holding company for wholly owned subsidiaries which operate in two primary business segments. The Commercial Products segment includes operations encompassing inflatable restraints and related technology for automobiles, airline seating soft goods and polymer materials. The Aerospace and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

armor and composites principally in connection with branches of the United States armed forces procurement. The remaining segment, entitled Other, represents general corporate operations.

      For the three month period ended March 31, 2001 and 2000 inter-segment sales were insignificant and total intercompany sales of $199,430 and $767,110, respectively, have been eliminated.

	2001

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue		$13,566,420		$13,566,420

Product sales:

Automotive safety systems	$10,193,226			10,193,226

Other	1,441,774			1,441,774

Technology sales and royalties	282,347	52,000		334,347

Total revenue	$11,917,347	$13,618,420	$—	$25,535,767

Operating (loss) income	$2,295,108	$1,851,859	$(1,135,553)	$3,011,414

	2000

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue		$10,894,185		$10,894,185

Product sales:

Airline seat systems	$4,270,034			4,270,034

Automotive safety systems	7,820,985			7,820,985

Other	1,241,010			1,241,010

Technology sales and royalties	270,220	62,424		332,644

Total revenue	$13,602,249	$10,956,609	$—	$24,558,858

Operating (loss) income	$1,844,694	$1,052,014	$(337,262)	$2,559,446

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Earnings per share:

      The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three month period ended March 31, 2001 and 2000, the effect of 1,774,074 shares and 1,965,812 shares, respectively, to be issued upon conversion of the 8% Notes was not used in determining dilutive earnings per share because the result would be anti-dilutive.

	Three Months Ended March 31,

	2001	2000

Net Earnings	$322,460	$191,808

Dividends on preferred stock	—	33,658

Net earnings available to common stockholders	$322,460	$158,150

Basic weighted average shares outstanding	12,190,011	11,180,685

Effect of dilutive securities	395,435	21,132

Diluted weighted average shares outstanding	12,585,446	11,201,817

Basic per share amounts	$0.03	$0.01

Diluted per share amounts	$0.03	$0.01

SIMULA, INC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

      General —The following discussion and analysis provides information that management of Simula, Inc. (the “Company”) believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the three month period ended March 31, 2001 compared to the same periods in 2000. This discussion should be read in conjunction with the Interim Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and information. The cautionary statements contained below should be read as being applicable to all related forward-looking statements wherever they appear. See “Forward Looking Information and Risks of the Business.”

The Company

      We specialize in the development, manufacture and marketing of advanced occupant safety, seating, and restraint systems installed in air, ground and sea vehicles and protective equipment and materials for military and civilian personnel. We are a recognized leader in safety technology innovations.

      Since our founding in 1975, our historic core business has been as a government and defense contractor. Commencing with acquisitions and commercial product developments since 1993, we became a supplier of seating systems for rail and other mass transit vehicles and a new entrant in the manufacture of new commercial airliner seating. Utilizing our proprietary safety technology, we have introduced crashworthy systems for a variety of vehicles and aircraft and various inflatable restraint systems for automobiles including the Inflatable Tubular Structure (“ITS”).

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

      We are a holding company for wholly owned subsidiaries that operate in two primary business segments. Our Commercial Products segment includes technology development, products and safety systems for automobiles and trucks, high impact transparent polymer products, and airline seat soft goods. Our Aerospace and Defense segment includes technology development and manufacturing operations for military aircraft seating, armor, and aircraft crew safety systems sold principally to U.S. and foreign armed forces. Our remaining segment, entitled Other, represents general corporate operations.

      In summary, our core businesses today are grounded in our self-created core technology. This includes our founding technology in military helicopter seating which has grown into a much broader government business; our inflatable restraint business created in our laboratories and migrated to the automobile industry; uniquely designed parachutes and flotation collars; and the beginnings of a potentially large business with our developed polymers.

Liquidity and Capital Resources

      In the fourth quarter 2000, the Board of Directors changed executive management and named a new Chief Executive Officer. A new Chief Operating Officer was named in the first quarter of 2001 and a Chief Development Officer in the second quarter of 2001. Subsequent to the change in executive management, Simula undertook an evaluation of its business plan and current operations. As a result of this evaluation, we adopted a restructuring plan

SIMULA, INC.

for our business which included narrowing the focus of our operations, consolidating certain of our operating units, reducing our workforce, monetizing our technology portfolio, eliminating nonessential internal research and development costs, and restructuring our balance sheet by refinancing our debt structure and reducing our debt through improved earnings and strategic disposition of assets. During the first quarter of 2001, we completed our new business model, executed our reduction in workforce, began the consolidation of two of our business units and continued our efforts to restructure our existing debt through debt refinancing.

      In part because of the restructuring activities described above, we incurred a loss of $4.9 million in 2000. This loss is primarily attributable to $2.2 million in severance costs recorded in connection with changes in management and nonrecurring write-downs of $4.2 million in long-lived assets and the accrual of one-time charges of $1.5 million due to the termination of our self funded health insurance. As a result of this loss, we were in technical default of certain financial covenants under our Senior Secured Notes at December 31, 2000 and remain in default of these covenants at March 31, 2001. The Company is currently in compliance with the terms of the revolving line of credit agreement (the “RLC”). We have attempted to negotiate waivers of the non-monetary financial defaults with the holder of the Senior Secured Notes but have been unsuccessful in reaching agreement on the appropriate amount of compensation to be paid to the lender for waiver of the defaults. Although we have not received a notice of default or notice of acceleration, the lender has the ability to claim acceleration as a remedy and has asserted its right to receive default rate interest. Acceleration of these notes would materially adversely effect our liquidity. As a result of our non-compliance and absence of appropriate waivers from the lender, the debt under our Senior Secured Notes in the amount of $18.9 million, with a face value of approximately $20.6 million, has been reclassified as a current liability.

      With regard to refinancing our debt structure, including but not limited to our Senior Secured Notes, we have retained an investment banker. The Company had previously completed preliminary due diligence which resulted in the delivery of a term sheet for replacement financing with preliminary terms subject to completion of due diligence, documentation and other conditions. After evaluation by management of the Company, it was determined that the proposal did not represent acceptable terms. The Company continues to consider financing alternatives. In the event that we are successful in obtaining replacement financing, the terms of the new financing would allow us to reclassify this debt as long-term. Because our ability to achieve a debt refinancing cannot be assured, and due to the continuing non-compliance with our senior lender’s non-monetary financial covenants and their ability to claim acceleration as a remedy, these potential impacts on liquidity raise substantial doubt about our ability to continue as a going concern. Accordingly, the independent auditor’s opinion on our 2000 financial statements reflects that while the financial statements are fairly stated, an issue about the Company as a going concern exists as a result of our violation of certain covenants under its Senior Secured Notes which management is addressing through refinancing efforts.

      If we complete our refinancing efforts in 2001, we expect that our debt will be reclassified as long-term and the uncertainty about our ability to continue as a going concern would be eliminated.

      We define liquidity as the ability to access cash to meet operating and capital needs. Our ability to continue to fund working capital requirements and debt service during the next year will be dependent upon successful refinancing of our Senior Secured Notes and continued improvement of operating earnings and cash flow from operating units. Following the 1999 restructuring related to the disposal of our commercial airline operation and the disposal of our rail and mass transit operation which was accounted for as a discontinued operation, the remaining operations have a recent history of profitability and positive cash flow. In addition, because of the disposal of these operating units and as a result of our current cost cutting measures described above, we have significantly reduced our working capital needs and believe that existing availability under our RLC is adequate to fund our operations. Available and outstanding borrowing under the RLC at March 31, 2001 was $13.5 and $7.3 million, respectively.

      We believe we have sufficient manufacturing capacity, at March 31, 2001, to meet our anticipated future delivery requirements. We may, however, seek to obtain additional capital should demand for our products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for our products and technologies.

      Our liquidity is greatly impacted by the nature of the billing provisions under our contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings while contract completion results in billing previously unbilled costs and profits. Contract and trade receivables, net of advances on

SIMULA, INC.

contracts, increased approximately $0.7 million for the three months ended March 31, 2000. This increase is primarily due to timing of contract billing provisions and actual costs incurred in our Aerospace and Defense segment.

      Operating activities required the use of $1.6 million of cash during the three months ended March 31, 2001, compared to the use of $6.9 million of cash during the same period in 1999. Cash used by operating activities in the 2001 period was primarily used to increase accounts receivable (discussed above), inventories and other assets and reduce deferred income and accrued liabilities. The increases in accounts receivable and inventories is principally related to increased business volume in both segments. The increase in other assets is related to increases in deferred development costs related to the Distributive Charge Inflator ("DCI") technology and ITS product integration which will be reimbursed by the OEM under the terms of a development contract. The reduction in deferred revenue is due to recognition of ITS license fees and prepaid product received in 2000. The reduction in other liabilities is primarily related to the payment of semi-annual interest on our 8% Notes and accrued salaries in January 2001.

      Investing activities used $0.7 million of cash during the three months ended March 31, 2001 and was primarily for leasehold improvements and intangibles.

      Financing activities provided $1.7 million of cash during the three months ended March 31, 2001 primarily attributable to increased borrowing under our line of credit and was used primarily to fund operations.

Results from Continuing Operations

Three Months Ended March 31, 2001 Compared to 2000:

      Revenue for the three months ended March 31, 2001 increased 4% to $25.5 million from $24.6 million for the comparable period in 2000. Commercial Products revenue decreased 12% to $11.9 million from $13.6 million. This decrease is primarily due to the sale of our commercial airliner seating systems business in January 2000 which had sales of $4.2 in the comparable 2000 period and is partially offset by a $2.4 million increase in ITS sales. Aerospace and Defense revenue increased 24% to $13.6 million from $11.0 million and is attributable to an increase in overall business volume primarily related to our armor products and the effect of full production under the Company’s contract to provide our patented parachute to the U.S. military.

      Gross margin for the three months ended March 31, 2001 increased 20% to $9.2 million from $7.6 million for the comparable period in 2000. Gross margin as a percent of sales for the three months ended March 31, 2001 increased 5% to 36% from 31%. Commercial Products gross margin increased 17% to $4.4 million from $3.8 million and increased as a percent of sales to 37% from 28%. The increase in Commercial Products gross margin is attributable to the volume increase of ITS sales and lower depreciation expense as a result of the write-down in long-lived assets recorded in the fourth quarter of 2000. The increase in Commercial Products gross margin as a percent of sales is attributable to the disposal of our commercial airline seat manufacturing business in January 2000 as well as efficiencies achieved due to higher sales and production volume of the ITS and lower depreciation expense. Aerospace and Defense gross margin increased 23% to $4.7 million from $3.8 million and as a percent of sales remained consistent with the comparable 2000 period of 35%. The increase in gross margin in the Aerospace and Defense segment is primarily attributable to its increase in revenues.

      Administrative expenses for the three months ended March 31, 2001 increased 12% to $5.7 million from $5.1 million for the comparable period in 2000. Commercial Products administrative expenses increased 9% to $2.1 million from $1.9 million and is primarily attributable to an increase in research and development related to the DCI technology and increases in overall operating expenses. Aerospace and Defense administrative expenses increased 3% to $2.9 million from $2.8 million and as a percentage of sales was 21% for the three month period ended March 31, 2001 as compared to 25% in the comparable 2000 period and is attributable to the increase in revenue noted above.

      Interest expense increased 11% to $2.5 million for the three months ended March 31, 2001 from $2.3 million for the comparable period in 2000. The increase in interest expense is primarily attributable to the payment of default rate interest on our Senior Secured Notes offset partially by interest savings as a result of decreased overall outstanding borrowings.

      The effective income tax rate for the three month periods ended March 31, 2001 and 2000 approximated the Company’s combined statutory rate of 35%.

SIMULA, INC.

Inflation

      We do not believe that we are significantly impacted by inflation.

Research and Development

      Our research and development occurs under fixed-price, government-funded contracts and Company-sponsored efforts. Historically, research and development efforts have fluctuated based upon available government-funded contracts and available Company funding. We anticipate that future fluctuations may also occur as a result of efforts to expand our inflatable restraint, crashworthy aircraft seating systems, uses and application for our polymer technology and other technologies.

Seasonality

      We do not believe that we are currently significantly impacted by seasonal factors.

Forward Looking Information and Financial Targets

      We believe that in 1999 and early 2000 we successfully addressed the manufacturing inefficiencies, operating losses, cash flow and liquidity problems that we experienced in recent years. We believe that we have significant competitive advantages based on our current and developing technologies and products, and that we will continue to benefit from our worldwide recognition as a premier safety technology company. Management believes we are positioned for consistent revenue and earnings growth during the next five years.

      This forward looking information is subject to, and qualified by, the trends and uncertainties in our business described below and elsewhere in this Report.

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

      In our Commercial Products segment, we operate in the highly competitive automotive safety industry. As most of our competitors have greater resources than we do, our success in this industry is largely dependent on our ability to build and maintain strategic alliances with large first tier contractors. Our ability to compete effectively in this industry also depends on our ability to remain competitive in pricing, service, and performance. In addition, automotive OEMs continually exert downward pressure on prices, forcing us to innovate in order to maintain or increase margins from year to year.

      Other factors pertinent to our ability to meet our current and future financial projections include:

•	our leveraged status and the level and cost of our debt;

•	the continued reduction of our fixed expenses;

SIMULA, INC.

•	our ability to continue to provide design and manufacturing services products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

•	the cyclical nature of the automobile industry and other markets addressed by our products;

•	the level and makeup of military expenditures;

•	contract mix and shifting production and delivery schedules among our market segments;

•	the amount of resources available for independent research and development;

•	proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products;

•	technological changes.

      As used throughout this report, the words “estimate,” “anticipate,” “expect,” “should,” “intend,” “project,” “target,” or other expressions that indicate future events identify forward looking statements which are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and trends may differ materially. Risks include those described herein and in our registration statements and periodic reports filed with the U.S. Securities and Exchange Commission.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved in litigation in the ordinary course of business from time to time. We presently are not a party to any threatened or pending litigation, the negative outcome of which would be material to us.

SIMULA, INC.

ITEM 6. Exhibits and Reports

a)	The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference

3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004	(10)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998	(6)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998	(6)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.29	Form of Change of Control Agreements, as amended and restated, between the Company and Donald W. Townsend, Bradley P. Forst and James A. Saunders	(5)

10.30	Form of Employment Agreements between the Company and Donald W. Townsend, Bradley P. Forst and James A. Saunders	(4)

10.32	Employment Agreement between the Company and James C. Dodd dated March 2, 1999	(8)

10.33	Change of Control Agreement between the Company and James C. Dodd dated March 2, 1999	(8)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(9)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999	(10)

10.42A	Securities Purchase Agreement with Levine Leichtman Capital Partners II, L.P. dated December 31, 1999	(11)

10.42B	Second Amendment to Securities Purchase Agreement with Levine Leichtman Capital Partners II, L.P. dated August 17, 2000	(12)

10.43	Employment Agreement between the Company and Joseph W. Coltman dated February 1, 2000	(10)

10.44	Change of Control Agreement between the Company and Joseph W. Coltman dated February 1, 2000	(10)

18.	Preference Letter re: change in accounting principles	(3)

21.	Subsidiaries of the Company	(10)

24.	Powers of Attorney – Directors	(4), (7), (10),

		(13)

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended June 30, 1996.

(4)	Filed with report on Form 10-K for the year ended December 31, 1997. The Employment Agreement for Messrs. Townsend, Forst and Saunders were substantially identical and differed materially only in the following two respects: (i) the initial term of the agreement with Mr. Townsend was five (5) years while that of Messrs. Forst and Saunders was three (3) years; and (ii) the post-termination non-compete period with Mr. Townsend was thirty (30) months while it was eighteen (18) months for Messrs. Forst and Saunders. Messrs. Townsend and Saunders were employees of the Company in 2000 but are no longer employees of the Company and their Employment Agreements are no longer in effect, pursuant to Severance Agreements with each respectively.

(5)	Filed with report on Form 10-Q for the quarter ended March 31, 1998. The Change of Control Agreement for Messrs. Townsend, Forst and Saunders were substantially identical and differed materially only in that Mr. Townsend was entitled to an amount equal to five (5) years base salary and benefits upon a change of control while Messrs. Forst and Saunders were entitled to an amount equal to four (4) years base salary and benefits upon a change of control. Messrs. Townsend and Saunders were employees of the Company in 2000 but are no longer employees of the Company and their Change of Control Agreements are no longer in effect.

(6)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(7)	Filed with report on Form 10-K for the year ended December 31, 1998.

(8)	Filed with report on Form 10-Q for the quarter ended March 31, 1999.

(9)	Filed as Appendix A with Definitive proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(10)	Filed with report on Form 10-K for the year ended December 31, 1999.

(11)	Filed with Schedule 13D, under the Securities Exchange Act of 1934, on January 10, 2000 effective December 31, 1999 by Levine Leichtman Capital Partners II, L.P.

(12)	Filed with Amendment to Schedule 13D, under the Securities Exchange Act of 1934, on August 25, 2000 effective August 17, 2000 by Levine Leichtman Capital Partners II, L.P.

(13)	Filed with report on Form 10-K for the year ended December 31, 2000.

SIMULA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: May 11, 2001	/s/ Bradley P. Forst ___________________________ BRADLEY P. FORST President Chief Executive Officer

/s/ James C. Dodd ___________________________ JAMES C. DODD Executive Vice President Chief Financial Officer