Form 10-Q
period 2001-06-30
SIMULA INC
filed 2001-08-14
CIK 885080

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001 or

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

(602) 631-4005

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:

(1)	has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

Yes No

(2)	has been subject to such filing requirements for the past 90 days.

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2001

Common Stock, $.01 par value	12,222,488

SIMULA, INC.

INDEX

PART I —FINANCIAL INFORMATION

PAGE

Item 1 -Financial Statements

Consolidated Balance Sheets June 30, 2001 and December 31, 2000	2

Consolidated Statements of Operations Three and Six Months Ended June 30, 2001 and 2000	3

Consolidated Statement of Shareholders’ Equity Six Months Ended June 30, 2001	4

Consolidated Statements of Cash Flows Six Months Ended June 30, 2001 and 2000	5

Notes to Interim Consolidated Financial Statements	6-10

Item 2 -Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-16

PART II —OTHER INFORMATION

Item 3 – Defaults Upon Senior Securities	17

Item 4 – Submissions of Matters to a Vote of Security Holders	17

Item 6 - Exhibits and Reports	17-18

SIGNATURES	18

1

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

SIMULA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$226,145	$746,078

Contract and trade receivables —Net	23,286,875	24,992,446

Inventories	5,608,588	5,927,139

Deferred income taxes	2,586,000	3,243,000

Prepaid expenses and other	845,858	739,297

Net assets held for sale	1,596,515	—

Total current assets	34,149,981	35,647,960

PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS —Net	9,858,434	8,345,520

DEFERRED INCOME TAXES	34,510,000	34,340,000

DEFERRED FINANCING COSTS	2,953,279	3,534,759

INTANGIBLES —Net	3,340,186	3,115,689

OTHER ASSETS	1,514,691	914,474

TOTAL	$86,326,571	$85,898,402

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Revolving line of credit	$7,775,610	$5,329,429

Trade accounts payable	5,335,752	5,966,003

Other accrued liabilities	8,517,831	10,688,627

Deferred revenue	2,182,833	2,327,615

Accrued restructuring costs	1,686,255	1,911,115

Advances on contracts	2,471,370	1,098,976

Current portion of long-term debt	20,331,205	19,711,509

Total current liabilities	48,300,856	47,033,274

DEFERRED REVENUE	1,401,285	2,632,271

DEFERRED LEASE COST	190,665	142,999

LONG-TERM DEBT —Less current portion	36,063,097	36,750,894

Total liabilities	85,955,903	86,559,438

SHAREHOLDERS’ EQUITY

Preferred stock, $.05 par value —authorized 50,000,000 shares

Common stock, $.01 par value —authorized, 50,000,000 shares; issued 12,222,488 and 12,190,011	122,225	121,900

Additional paid-in capital	62,215,438	62,149,281

Accumulated deficit	(61,582,496)	(62,482,382)

Accumulated other comprehensive income	(384,499)	(449,835)

Total shareholders’ equity (deficit)	370,668	(661,036)

TOTAL	$86,326,571	$85,898,402

See notes to consolidated financial statements.

SIMULA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$25,956,898	$23,946,849	$51,492,665	$48,505,707

Cost of revenue	16,204,171	16,071,566	32,587,769	33,016,868

Gross margin	9,752,727	7,875,283	18,904,896	15,488,839

Administrative expenses	5,560,735	5,033,692	11,222,489	10,087,802

Restructuring charge	—	—	479,000	—

Write down net assets held for sale	600,000	—	600,000	—

Operating income	3,591,992	2,841,591	6,603,407	5,401,037

Interest expense	(2,651,567)	(2,302,531)	(5,168,521)	(4,566,169)

Income before taxes	940,425	539,060	1,434,886	834,868

Income tax expense	(363,000)	(231,000)	(535,000)	(335,000)

Net income	577,425	308,060	899,886	499,868

Preferred stock dividends	—	33,025	—	66,683

Net earnings available for common shareholders	$577,425	$275,035	$899,886	$433,185

Income per common share —basic	$0.05	$0.02	$0.07	$0.04

Income per common share —assuming dilution	$0.05	$0.02	$0.07	$0.04

See notes to consolidated financial statements.

SIMULA, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2001

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Equity	Income

BALANCE, January 1, 2001	12,190,011	$121,900	$62,149,281	$(62,482,382)	$(449,835)	$(661,036)

Net income				899,886		899,886	$899,886

Repurchase stock options			(19,000)			(19,000)

Issuance of common stock	32,477	325	85,157			85,482

Currency translation adjustment					65,336	65,336	65,336

BALANCE, June 30, 2001	12,222,488	$122,225	$62,215,438	$(61,582,496)	$(384,499)	$370,668	$965,222

See notes to consolidated financial statements.

SIMULA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2000

Cash flows used for operating activities:

Net income	$899,886	$499,868

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,203,382	2,382,491

Deferred income taxes	487,000	335,000

Capitalized interest	234,718	228,945

Restructuring charge	479,000	—

Write down net assets held for sale	600,000	—

Currency translation adjustment	65,336	(218,989)

Changes in net assets and liabilities:

Contract and trade receivables —net of advances	1,818,113	545,138

Inventories	(689,316)	(1,054,002)

Prepaid expenses and other	(117,596)	(100,590)

Other assets	(633,169)	(12,854)

Net assets held for sale	—	677,582

Trade accounts payable	(319,844)	(748,128)

Deferred revenue	(1,280,436)	—

Deferred lease costs	(47,666)	—

Restructuring reserve	(653,423)	(2,875,639)

Other accrued liabilities	(2,054,396)	(1,884,506)

Net cash provided by (used in) operating activities	991,589	(2,225,684)

Cash flows (used in) provided by investing activities:

Purchase of property and equipment	(2,842,263)	(139,566)

Costs incurred to obtain intangibles	(472,251)	(175,715)

Proceeds from sale	—	11,358,660

Net cash (used in) provided by investing activities	(3,314,514)	11,043,379

Cash flows provided by (used in) in financing activities:

Net borrowings (repayments) under line of credit	2,446,181	(6,827,778)

Principal payments under other debt arrangements	(709,671)	(6,508,336)

Dividends paid	—	(62,080)

Repurchase stock options	(19,000)	—

Issuance of common shares	85,482	208,848

Net cash provided by (used in) financing activities	1,802,992	(13,189,346)

Net decrease in cash and cash equivalents	(519,933)	(4,371,651)

Cash and cash equivalents at beginning of period	746,078	5,223,236

Cash and cash equivalents at end of period	$226,145	$851,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$3,811,992	$3,794,364

Taxes paid	$44,200	$7,400

See notes to consolidated financial statements.

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —Basis of Presentation:

     The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

     We have prepared the accompanying interim consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends upon our ability to obtain refinancing of certain debt. Because our ability to achieve debt refinancing cannot be assured, and due to the continuing non-compliance with our Senior Secured Notes and its potential impacts on liquidity discussed below, substantial doubt about our ability to continue as a going concern exists. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

     We incurred losses of $4.9 million in 2000, $22.8 million in 1999 and $27.7 million in 1998. These losses were primarily related to unprofitable businesses and charges and write-offs related to the disposition of those businesses as well as charges and write-offs related to our recent restructuring activities described below.

     In the fourth quarter 2000, the Board of Directors changed executive management and named a new Chief Executive Officer. A new Chief Operating Officer was named in the first quarter of 2001 and a Chief Development Officer was named in the second quarter of 2001. New management led an evaluation of its business plan and current operations. As a result of this evaluation, we adopted a restructuring plan which included narrowing the focus of our operations, consolidating certain of our operating units, reducing our workforce, monetizing our technology portfolio, rationalizing internal research and development costs, and restructuring our balance sheet by refinancing our debt structure to achieve overall interest savings and reducing our debt. During the first quarter of 2001, we completed our new business model, executed our reduction in workforce, began the consolidation of two of our business units and continued our efforts in restructuring our existing debt through debt refinancing. In conjunction with these restructuring activities, we recorded additional restructuring charges totaling $479,000 in the quarter ending March 31, 2001 and a $600,000 charge to write down net assets held for sale to estimated net realizable value in the quarter ending June 30, 2001.

     The loss for the year 2000 was primarily due to charges recorded in the fourth quarter related to nonrecurring write-downs of long-lived assets and the accrual of one-time charges. This loss resulted from decisions by new management to adjust the accounts where necessary to reflect the operative business model. As a result of this loss, we were in technical default of certain non-monetary financial covenants with our Senior Secured Notes at December 31, 2000. We have attempted to negotiate waivers of the non-monetary financial defaults with the holder of the Senior Secured Notes but were unsuccessful in reaching agreement on the appropriate amount of compensation to be paid to the lender for the waivers. As a result, at June 30, 2001, we remain in default of that agreement. Although the senior lender has asserted its right to receive default interest payments, we have not received a notice of default or notification of acceleration of the maturity of this debt, all of which are potential remedies available to this lender. Acceleration of these notes would have a material adverse effect on our liquidity. Due to the absence of appropriate waivers from the lender, the Senior Secured Notes in the amount of $19.2 million, with a face value of $20.7 million, has been classified as a current liability.

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     At June 30, 2001 as a result of capital expenditures incurred in the relocation of one of our operating units, we were not in compliance with our fixed charges coverage ratio covenant relating to our revolving line of credit (“RLC”). This covenant has been waived by our RLC lender.

     With regard to refinancing our debt structure, including but not limited to our Senior Secured Notes, we have retained an investment banker. We continue to consider financing alternatives. In the event that we are successful in obtaining replacement financing, the terms of the new financing would allow us to reclassify this debt as long-term. Although we believe we will be successful in obtaining adequate replacement financing, our ability to achieve this cannot be assured.

Note 2 —New Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

Note 3 —Inventories:

     At June 30, 2001 and December 31, 2000, inventories consisted of the following:

	June 30,	December 31,
	2001	2000

Raw materials	$3,656,057	$4,102,441

Work in process	1,546,917	1,551,463

Finished goods	405,614	273,235

Total inventories	$5,608,588	$5,927,139

Note 4 – Restructuring and Other Charges

     We committed ourselves to a plan of restructuring which includes narrowing the focus of our operations, consolidating certain of our operating units, reducing our workforce, monetizing our technology portfolio, rationalizing internal research and development costs, restructuring our balance sheet by refinancing our debt structure to achieve overall interest savings and a program of debt reduction through improved earnings and strategic disposition of assets. As a result, during the first quarter of 2001, we recorded restructuring costs of $0.5 million consisting of $0.4 million in employee severance and $0.1 million related to remaining facility lease liability and the write down of fixed assets. The headcount reductions occurred in mid March 2001 and substantially all has been paid at June 30, 2001. The facility lease liability is expected to be extinguished prior to 2001 fiscal year end. During the second quarter of 2001, we recorded an additional charge of $0.6 million to write down net assets held for sale to their estimated net realizable value.

     In December 1999, we recorded an $18.3 million restructuring charge related to the divestiture of our commercial airline seat manufacturing operation. At December 31, 2000, $1.9 million in accrued restructuring costs remained outstanding. These costs consist primarily of equipment and facility lease obligations and outstanding purchase order commitments which were non-cancelable. During the six months ended June 30, 2001, approximately $0.3 million consisting primarily of lease costs were paid and approximately $1.7 million related to the 1999 and 2001 restructuring activities remained outstanding.

Note 5 – Income Taxes:

     Statement of Financial Accounting Standards No. 109 requires the recording of a deferred tax asset valuation allowance if the weight of available evidence indicates that some or all of the deferred tax asset will not be realized. Such evidence includes the historical operating performance of the company including its ability to continue as a going concern and tax planning strategies.

     We increased our deferred tax valuation allowance $0.7 million in 2000, $0.1 million in 1999 and $0.3 million in 1998 because certain tax credits and operating loss carry forwards, primarily related to states in which we no longer have operations, are unlikely to be utilized. At December 31, 2000, the Company had approximately $88.0 million of net operating loss carry forwards which expire through 2020.

     We have incurred losses for each of the past five years. These losses were primarily related to certain unprofitable businesses and charges and write-offs related to the disposition of those businesses. In addition, our operating plan, which has been adopted by the Board of Directors, supports our ability to generate sufficient taxable income to utilize the available net operating losses prior to their expiration. This plan is based on programs and contracts currently in hand. In addition, should we be required to sell assets or liquidate certain business operations, management believes estimated gains would be sufficient to utilize our existing deferred tax assets.

     Accordingly, although realization of the net deferred tax assets are not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.

Note 6 – Segment Reporting

     We are a holding company for wholly owned subsidiaries which operate in two primary business segments. Our Commercial Products segment includes operations encompassing inflatable restraints and related technology for automobiles, airline seating soft goods and polymer materials. Our Aerospace and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, ballistic armor and

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

composites principally in connection with branches of the United States armed forces procurement. Our remaining segment, entitled Other, represents general corporate operations.

     For the three-month period ended June 30, 2001 and 2000 inter-segment sales were insignificant and total intercompany sales of $221,190 and $388,453, respectively, have been eliminated.

	2001

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue		$15,649,067		$15,649,067

Product sales:

Automotive safety systems	$8,095,735			8,095,735

Other	1,882,126			1,882,126

Technology sales and royalties	286,951	43,019		329,970

Total revenue	$10,264,812	$15,692,086	$—	$25,956,898

Operating (loss) income	$772,266	$3,639,319	$(819,593)	$3,591,992

	2000

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue		$13,606,890		$13,606,890

Product sales:

Automotive safety systems	8,171,386			8,171,386

Other	1,622,497			1,622,497

Technology sales and royalties	268,557	277,519		546,076

Total revenue	$10,062,440	$13,884,409	$—	$23,946,849

Operating (loss) income	$2,207,778	$1,106,509	$(472,696)	$2,841,591

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     For the six month period ended June 30, 2001 and 2000 inter-segment sales were insignificant and total intercompany sales of $420,620 and $1,164,377, respectively, have been eliminated.

	2001

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue		$29,215,489		$29,215,489

Product sales:

Automotive safety systems	$18,288,978			18,288,978

Other	3,323,900			3,323,900

Technology sales and royalties	569,279	95,019		664,298

Total revenue	$22,182,157	$29,310,508	$—	$51,492,665

Operating (loss) income	$3,010,999	$5,191,247	$(1,598,839)	$6,603,407

	2000

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue		$24,501,075		$24,501,075

Product sales:

Airline seat systems	$4,275,278			4,275,278

Automotive safety systems	15,992,371			15,992,371

Other	2,858,263			2,858,263

Technology sales and royalties	538,777	339,943		878,720

Total revenue	$23,664,689	$24,841,018	$—	$48,505,707

Operating (loss) income	$4,052,472	$2,158,523	$(809,958)	$5,401,037

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     Note 7 – Earnings per share:

     The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the six-month period ended June 30, 2001 and 2000, the effect of 1,774,074 shares and 1,965,812 shares, respectively, to be issued upon conversion of the 8% Notes was not used in determining dilutive earnings per share because the result would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net Earnings	$577,425	$308,060	$899,886	$499,868

Dividends on preferred stock	—	33,025		66,683

Net earnings available to common stockholders	$577,425	$275,035	$899,886	$433,185

Basic weighted average shares outstanding	12,200,717	11,169,767	12,195,363	11,136,797

Effect of dilutive securities	484,583		442,586	4,598

Diluted weighted average shares outstanding	12,685,300	11,169,767	12,637,949	11,141,395

Basic per share amounts	$0.05	$0.02	$0.07	$0.04

Diluted per share amounts	$0.05	$0.02	$0.07	$0.04

Simula, Inc.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

General

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of Simula, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Special Note: Certain statements set forth below constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the “Reform Act.” See “Special Note Regarding Forward Looking Information and Risks and Uncertainties in the Business.”

Overview

     We are a recognized world leader in innovative safety technology. Twenty-five years ago we pioneered crashworthy helicopter seating which provided a unique solution to life-threatening situations for military pilots. Since that time we have created numerous other life-saving products and technologies that protect humans.

     We operate in two business segments. Our Commercial Products Segment includes technology development, products and safety systems for automobiles and trucks, high impact transparent polymer products, and a non-core business in airline seat soft goods. Our Aerospace and Defense Segment includes technology development and manufacturing operations for military aircraft seating, armor, parachutes and crew safety systems sold principally to U.S. and foreign armed forces. Both of our segments also engage in technology licensing.

Strategy

     A key part of our strategy has been to develop state-of-the-art safety solutions for aerospace and defense applications and to migrate that technology to commercial markets. These defense-related development programs have frequently been funded by the U.S. government under circumstances where we retain commercial and patent rights. We have also employed the strategy in reverse. Commercialization of products has allowed us to expand markets and lower our costs, which may make us more competitive in our military markets.

     An example of this strategy is the development and migration of products we developed to protect against head injuries. The project began in an effort to create inflatable protection systems for helicopter pilots to further augment the crashworthy seating that we were providing to the military. One result was our Cockpit Air Bag System (“CABS”), which is a system that deploys inflatable cushions around a military helicopter occupant’s upper body in violent crash situations. Research and development funding from the U.S. Army was instrumental in developing key unique aspects of the system that differed from any system found in automobiles. In turn, this capability supported an innovation in automotive side-impact head protection, called the Inflatable Tubular Structure (“ITS”). The development of ITS® solved a long-standing safety issue in the automotive industry and forged an entirely new market. As part of the cycle, we are now marketing a form of the ITS for use in military helicopters.

     Our continuing efforts to improve existing products and develop new safety concepts have spawned a wide array of technologies. Our efforts to add ballistic protection to our helicopter seating led us into the areas of high-technology materials. Through the knowledge gained in successfully armoring our seats, we created new armor materials and techniques. We then incorporated this knowledge into the development of lightweight armor for vests for personnel and land vehicles for the military.

     As with our inflatable restraint systems, we have transferred our materials to commercial applications. Our armor designs are being used in life-protecting vests for law enforcement officials and we are investigating many other uses. A transparent polymer developed in the Simula labs for armored windows possesses such unique qualities that it is currently licensed for use in ophthalmic lenses and sports eyewear and sunglasses. This polymer’s unique qualities and characteristics of high optics, light weight,

Simula, Inc.

and impact resistance are driving a search by Simula and our strategic partners for a wide range of applications.

     We maintain visibility in our markets by our role as a leading innovator in safety technology. Simula conducts one of the nation’s foremost training schools, the International Center for Safety Education, where crash investigators and vehicle designers come to be trained in the biomechanics of crash situations, and methods of minimizing the risk of injury. Our personnel hold key positions in leading industry organizations that are advocates for safety regulation, including The Society of Automotive Engineers, Automotive Occupants Restraint Council, SAFE Association, the American Helicopter Society, and the National Defense Industry Association.

     As a result of our commitment to safety, we are in a position to understand our customers’ needs and are able to achieve innovative solutions in our laboratories and test facilities. Simula’s success is largely due to our commitment to this strategy; the vast majority of our revenue today comes from products created through our innovation.

Business Changes

     We are currently in the midst of a restructuring. This restructuring was occasioned by a change in management beginning with the appointment of a new President and Chief Executive Officer in October 2000, and a new Chief Operating Officer and Chief Development Officer in March 2001. Under this new management team we adopted and, as of March 31, 2001, have completed or substantially implemented a restructuring plan.

     Today we are focused on three key areas. The result is two quarters of on target operating profits. First, we are committed to running our businesses profitably and efficiently. With one limited exception, we have disposed of our non-core businesses and have right-sized our remaining operations. After performing a cross-disciplinary, cross-subsidiary review of all of our business units, we identified areas of excess spending and eliminated those excesses.

     Second, we have overhauled how we market and develop products at Simula. While we recognize the need to fund our innovation, we also realized that the structure to provide efficient decision-making and visibility was not in place. We have created a new position, Chief Development Officer, and tasked this office with creating a process to foster creativity, but more importantly, to identify market winners as early as possible. This new process, referred to as “Fastrack”, is currently functioning with eleven projects in the pipeline. The first major project to market will be the Distributed Charge Inflator (“DCI”) a revolutionary innovation in airbag deployment that we believe represents the next generation of gas generators for side-impact airbags and other inflatable products.

     Third, on the financial front we are committed to strengthening our balance sheet by addressing the substantial debt resulting from previous acquisitions and businesses disposed of in restructuring. This is not a simple task and will not be achieved in a single transaction, but we believe that a series of disciplined, well-structured transactions during a period of sustained profitability will enable us to reduce the level and cost of our debt.

     Management believes Simula is on course today and will stay that way by focusing on this corporate strategy comprised of three key areas: running our existing operations profitably and efficiently; effectively creating and marketing a new generation of products for our future; and restructuring, and ultimately reducing, our debt.

Liquidity and Capital Resources

Liquidity

Simula, Inc.

     We define liquidity as our ability to generate adequate cash to meet our obligations and fund operations. At June 30, 2001, we had cash and cash equivalents of $266,145 compared to $746,078 at December 31, 2000. We had outstanding borrowings under our RLC of $7.8 million on an available base of $12.7 million at June 30, 2001 as compared to outstanding borrowings of $5.3 million on an available base of $13.7 million at December 31, 2000.

     For the six months ended June 30, 2001, operations provided approximately $1.0 million of cash as compared to a usage of $2.2 million for the comparable period in 2000. The increase in cash provided by operations is due to increased earnings from operations and less cash required to extinguish restructuring liabilities.

     Investing activities used $3.3 million during the six months ended June 30, 2001, principally attributable to leasehold improvements made in relation to the relocation of our largest manufacturing division and additional investment in our patent portfolio.

     Financing activities provided net cash of $1.8 million for the six months ended June 30, 2001, primarily the result of increased borrowing under our RLC. For the comparable period in 2000, approximately $13.2 million of cash was used to pay down debt, of which $11.4 million was provided from the sale of assets.

     As reported in our December 31, 2000 Form 10-K report, we were, and remain, in default of certain non-monetary technical covenants with regard to our Senior Secured Notes. Although the senior lender has asserted its right to receive default interest payments, we have not received a notice of default or notification of acceleration of maturity of this debt, all of which are potential remedies available to this lender. Default interest was 6% at June 30, 2001 and increases 1% each month until such default is no longer continuing. Acceleration of these notes would have a materially adverse effect on our liquidity. Due to the absence of appropriate waivers from the lender, the Senior Secured Notes in the amount of $19.2 million, with a face value of $20.7 million, have been classified as a current liability (see Note 1 to the financial statements.)

     At June 30, 2001 as a result of capital expenditures incurred in the relocation of one of our operating units, we were not in compliance with our fixed charges coverage ratio covenant relating to our RLC. This covenant has been waived by our RLC lender.

     We believe that our existing available line of credit and cash generated from operations will be sufficient to fund our operations and planned expenditures for the next twelve months, with the exception of a $5.0 million principal payment due on a Senior Secured Note due October 1, 2001. We are currently in the process of attempting to refinance Senior Secured Notes, as well as expanding loan commitments and pursuing alternative methods of financing to cover all commitments. We cannot provide assurance that refinancing can be accomplished by October 1, 2001 or that alternative financing will be available or, if available, that the terms will be acceptable to us. Furthermore, we may encounter additional funding requirements to fund expansion or increased working capital needs. We can give no assurances that those potential additional needs can be met. We have also applied for a U.K. government grant that would fund additional capital expenditures in the United Kingdom for our DCI project. Our application is pending. In the event that we have not arranged for additional financing or alternative funding to meet the $5.0 million principal obligation and we are required to fund the amount from existing resources, the impact on liquidity thereafter could significantly impact the growth and operations of the Company until further liquid resources could be obtained.

Capital Resources

     Management and the Board of Directors have recognized that the debt levels for Simula are excessive and should be reduced. This debt level is largely the result of a previous acquisition strategy as to which we have subsequently disposed of those acquired businesses. As previously discussed, management is focusing significant efforts to accomplish that result. There are no assurances that capital resources will be available to us in the future to accomplish the desired balance sheet restructuring.

Simula, Inc.

Results of Operations

Overview

     We had a solid second quarter 2001. In our Aerospace and Defense segment, we saw strong and consistent revenue growth particularly in the armor products line. We also concluded a contract with the U.S. military for our CABS technology. In our Commercial Products segment, we had sustained revenue growth.

     Our second quarter 2001 results were affected by non-recurring items. We benefited from approximately $1.0 million, representing a reimbursement of our development costs for the CABS technology. We also incurred non-recurring expenses, however, of approximately $1.0 million, consisting of a $0.6 million write down to net realizable value of commercial assets held for sale, $0.2 million in abandoned financing fees, and $0.3 million in default interest. While our second quarter non-recurring revenues and expenses essentially offset each other, our cash flow position will benefit from the CABS development reimbursement payment in the third quarter.

Three and Six Months Ended June 30, 2001 Compared to
Three and Six Months Ended June 30, 2000

Revenues — Our revenue for the three and six months ended June 30, 2001 was $25.9 million and $51.5 million compared to $23.9 million and $48.5 million for the same periods in 2000. This increase in revenue is primarily attributable to our Aerospace and Defense segment, which resulted in increases in revenue of 13% to $15.7 million and 18% to $29.3 million in the three and six month period in 2001 over comparable period in 2000. Revenues in our Commercial Products segment increased 2% to $10.3 million in the three month period ended June 30, 2001 and decreased 6% to $22.2 million in the six month period ended June 30, 2001 over comparable periods in 2000. The decrease in Commercial Product segment sales for the six month period is attributable to the disposal of our airline seat manufacturing operation in January 2000, which contributed revenues of $4.3 million in that period. After eliminating the effect of these sales, Commercial Product segment revenues increased $2.8 million or 14% for the six month period in 2001. The three month and six month period increases in our Commercial Products segment, as adjusted, are attributable to increased ITS sales.

Gross Margin — Our gross margin for the three and six months ended June 30, 2001 was $9.8 million (38% of revenue) and $18.9 million (37% of revenue) compared to $7.8 million (33% of revenue) and $15.5 million (32% of revenue) for the same period in 2000. Gross margin for the three and six months ended June 30, 2001 in the Aerospace and Defense segment was $6.2 million (40% of revenue) and $11.0 million (37% of revenue) compared to $4.0 million (29% of revenue) and $ 7.8 million (31% of revenue) for the same period in 2000. The Aerospace and Defense segment gross margin benefited from the receipt of the CABS contract award in June 2001, which allowed for cost recovery of development costs incurred in previous years. As a result, we were able to recognize approximately $1.0 million in revenue related to previous development activities with no associated current period costs. Gross margin for the three and six months ended June 30, 2001 in the Commercial Products segment was $3.5 million (34% of revenue) and $7.9 million (36% of revenue) compared to $3.8 million (38% of revenue) and $7.6 million (32% of revenue) for the same period in 2000. Our airline seat manufacturing operation had no impact on gross margin in the comparative periods for 2000.

Administrative Expenses — Our administrative expense for the three and six months ended June 30, 2001 was $5.6 million (22% of revenues) and $11.2 (22% of revenues) compared to $5.0 million (21% of revenues) and $10 million (21% of revenues) for the same period in 2000. The Aerospace and Defense

Simula, Inc.

segment administrative expenses for the three and six months ended June 30, 2001 were $2.6 million (17% of revenue) and $5.5 million (19% of revenue) compared to $2.9 million (21% of revenue) and $5.7 million (23% of revenue) for the comparable 2000 periods. The decrease in Aerospace and Defense segment administrative expenses for both periods is attributable to the headcount reductions implemented during the first quarter of 2001. The Commercial Products segment administrative expenses for the three and six months ended June 30, 2001 were $2.1 million (21% of revenue) and $4.3 million (19% of revenue) compared to $1.7 million (17% of revenue) and $3.6 million (15% of revenue) for the comparable 2000 periods. The increase in the Commercial segment administrative expenses is primarily attributable to an increase in research and development related to the DCI technology. Unallocated corporate administrative expenses for the three and six months ended were $0.8 million (3% of revenues) and $1.6 million (3% of revenues) compared to $0.5 million (2% of revenues) and $0.8 million (2% of revenues) for the comparable period. The increase in corporate administrative expenses for the three month period is due to the incurrance of costs related to our debt refinancing efforts and a reduction in allocated costs to our operating businesses partially offset by decreased legal expenses. The reduction in allocated costs is attributable to the disposal and shut down of our commercial airline seat manufacturing operation in 2000 while decreased legal fees is attributable to settlement of previously outstanding patent infringement litigation. The increase in corporate administrative expenses for the six months ended are for the same reasons as discussed above as well as an increase in pension costs.

Interest Expense — Our interest expense for the three and six months ended June 30, 2001 was $2.7 million and $5.2 million compared to $2.3 million and $4.6 million for the same period in 2000. The increase is primarily attributable to default interest being paid on our Senior Secured Notes. Default interest accrued and paid for the three months ended was $0.3 million and was $0.4 million for the six months ended June 30, 2001.

Income Taxes — Our effective income tax rate for the three and six months ended June 30, 2001 was 39% and 37% as compared to 43% and 40% in the comparable 2000 periods. The variation in our tax rate is attributable to rate adjustments based upon anticipated annual earnings and the ability to utilize state and federal net operating loss carryforwards and foreign tax credits.

Research and Development

     Historically, we have made a significant investment in research and development. Our research and development expenditures have fluctuated based on available government-funded contracts and available company funding. We anticipate that future fluctuations may also occur as a result of our efforts to expand product lines and enhance our existing technologies.

Inflation

     We do not believe that we are significantly impacted by inflation.

Seasonality

     We do not believe that we are significantly impacted by seasonal factors.

Forward Looking Information and Risks and Uncertainties in the Business

     A wide variety of factors will affect our projected operating and financial results and could adversely impact our revenues, profitability and cash flows. Our liquidity and available working capital will largely depend upon the terms of any replacement financing of our existing indebtedness, as well as upon our cash flow from operations and, potentially, upon proceeds from asset sales or licensing. Improved cash flow from operations will depend on our ability to continue to implement our cost cutting initiatives.

Simula, Inc.

     Many of our products are subassemblies in final products. We act as subcontractor to defense industry prime contractors and as a component supplier to automotive original equipment manufacturers (“OEM”) first tier systems suppliers. Accordingly, to gain and retain market acceptance, we must continue to demonstrate that our products will provide advantages to the manufacturers of final products, including increasing product safety and providing such manufacturers with competitive advantages.

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

     In our Commercial Products segment, we operate in the highly competitive automotive safety industry. As most of our competitors have greater resources than we do, our success in this industry is largely dependent on our ability to innovate. Our ability to compete effectively in this industry also depends on our ability to remain competitive in pricing, service, and performance. In addition, automotive OEMs continually exert downward pressure on prices, forcing us to innovate in order to maintain or increase margins from year to year.

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

Simula, Inc.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

     As disclosed in Note 1 to the Interim Consolidated Financial Statements in Part I above, we are not in compliance with certain non-monetary covenants under the Securities Purchase Agreement with Levine Leichtman Capital Partners II, L.P. dated as of December 31, 1999 (“SPA”). These defaults primarily resulted from our shortfall in EBITDA (earnings before interest, taxes, depreciation and amortization) occasioned, in part, by the nonrecurring write-downs and one-time charges previously reported for the year ended December 31, 2000. We are not in default of any payment obligation under the SPA.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Shareholders on June 7, 2001. All four candidates nominated by the Board of Directors were elected as follows:

Nominees	Votes in Favor	Votes Withheld	Term Ending
Peter W. Schutz	11,200,519	705,386	2003
Lon A. Offenbacher	11,200,519	705,386	2004
Stanley P. Desjardins	11,200,519	705,386	2004
Jack A. Henry	11,200,519	705,386	2004

     The term of office of the following directors continued after the Annual Meeting:

Continuing Directors	Term Ending
James C. Wither	2002
Bradley P. Forst	2002
S. Thomas Emerson	2002
John M. Leinonen	2003
Robert D. Olliver	2003

     Shareholders also voted as follows to amend the 1999 Incentive Stock Option Plan to authorize an additional 450,000 shares of Simula’s Common Stock for issuance under the Plan:

Votes in Favor	Votes Opposed	Abstaining
10,255,931	1,577,747	72,227

Item 6. Exhibits and Reports

a)	The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference

3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of

	the 8% Senior Subordinated Convertible Notes due May 1, 2004.	(8)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998.	(6)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998.	(6)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.29	Form of Change of Control Agreements, as amended and restated, between the

	Company and Bradley P. Forst	(5)

10.30	Form of Employment Agreements between the Company and Bradley P. Forst	(4)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(7)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated

	December 30, 1999.	(8)

10.42A	Securities Purchase Agreement with Levine Leichtman Capital Partners II, L.P.

	dated December 31, 1999.	(9)

10.42B	Second Amendment to Securities Purchase Agreement with Levine Leichtman

	Capital Partners II, L.P. dated August 17, 2000.	(10)

10.43	Employment Agreement between the Company and Joseph W. Coltman dated

	February 1, 2000.	(8)

10.44	Change of Control Agreement between the Company and Joseph W. Coltman dated February 1, 2000.	(8)

18.	Preference Letter re: change in accounting principles	(3)

21.	Subsidiaries of the Company	(8)

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended June 30, 1996.

(4)	Filed with report on Form 10-K for the year ended December 31, 1997.

(5)	Filed with report on Form 10-Q for the quarter ended March 31, 1998.

(6)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(7)	Filed as Appendix A with Definitive proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(8)	Filed with report on Form 10-K for the year ended December 31, 1999.

(9)	Filed with Schedule 13D, under the Securities Exchange Act of 1934, on January 10, 2000 effective December 31, 1999 by Levine Leichtman Capital Partners II, L.P.

(10)	Filed with Amendment to Schedule 13D, under the Securities Exchange Act of 1934, on August 25, 2000 effective August 17, 2000 by Levine Leichtman Capital Partners II, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: August 14, 2001

/s/ Bradley P. Forst BRADLEY P. FORST President Chief Executive Officer

/s/ J. Michael Miller J. MICHAEL MILLER Executive Vice President Chief Operating Officer Acting Chief Financial Officer