Form 10-Q
period 2001-09-30
SIMULA INC
filed 2001-11-14
CIK 885080

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number           1-12410

Simula, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Arizona (State or Other Jurisdiction of Incorporation or Organization)	86-0320129 (I.R.S. Employer Identification No.)

2700 North Central Avenue, Suite 1000, Phoenix, Arizona (Address of Principal Executive Offices)	85004 (Zip Code)

(602) 631-4005

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:

(1)	has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

Yes No

(2)	has been subject to such filing requirements for the past 90 days.

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2001

Common Stock, $.01 par value	12,229,613

SIMULA, INC.

Page

PART I – FINANCIAL INFORMATION

Item 1 – Interim Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	2

Consolidated Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2001 and 2000	3

Consolidated Statement of Shareholders’ Equity for the Nine-Month Periods Ended September 30, 2001	4

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2001 and 2000	5

Notes to Interim Consolidated Financial Statements	6-10

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-15

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	15

PART II — OTHER INFORMATION

Item 6 – Exhibits and Reports	16

SIGNATURES	17

PART I. FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements

SIMULA, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$344,568	$746,078

Contract and trade receivables — Net	22,821,622	24,992,446

Inventories	5,898,321	5,927,139

Deferred income taxes	2,394,000	3,243,000

Prepaid expenses and other	671,898	739,297

Net assets held for sale	1,310,834	—

Total current assets	33,441,243	35,647,960

PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS — Net	10,114,355	8,345,520

DEFERRED INCOME TAXES	36,249,000	34,340,000

DEFERRED FINANCING COSTS	4,437,665	3,534,759

INTANGIBLES — Net	3,296,833	3,115,689

OTHER ASSETS	1,906,985	914,474

TOTAL	$89,446,081	$85,898,402

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Revolving line of credit	$8,641,991	$5,329,429

Trade accounts payable	6,501,770	5,966,003

Other accrued liabilities	7,116,675	10,688,627

Deferred revenue	1,832,404	2,327,615

Accrued restructuring costs	1,643,915	1,911,115

Advances on contract	1,920,154	1,098,976

Current portion of long-term debt	1,172,756	19,711,509

Total current liabilities	28,829,665	47,033,274

DEFERRED REVENUE	1,124,543	2,632,271

DEFERRED LEASE COST	295,790	142,999

LONG-TERM DEBT — Less current portion	60,814,266	36,750,894

Total liabilities	91,064,264	86,559,438

SHAREHOLDER’S DEFICIT

Preferred stock, $.05 par value — authorized 50,000,000 shares;

Common stock, $.01 par value — authorized 50,000,000 shares; issued 12,229,613 and 12,190,011 respectively	122,297	121,900

Additional paid-in-capital	62,304,242	62,149,281

Accumulated deficit	(63,616,456)	(62,482,382)

Accumulated other comprehensive income	(428,266)	(449,835)

Total shareholder’s deficit	(1,618,183)	(661,036)

TOTAL	$89,446,081	$85,898,402

See notes to consolidated financial statements.

SIMULA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$27,078,541	$24,195,456	$78,571,206	$72,701,163

Cost of revenue	17,923,855	13,805,693	50,511,624	46,822,561

Gross margin	9,154,686	10,389,763	28,059,582	25,878,602

Administrative expenses	5,791,566	5,070,436	17,014,055	15,158,238

Restructuring charges			479,000

Employee severance expense	438,000	1,930,081	438,000	1,930,081

Adjustment for net assets held for sale	50,000		650,000

Operating income	2,875,120	3,389,246	9,478,527	8,790,283

Interest expense	(2,640,180)	(2,928,492)	(7,808,701)	(7,494,661)

Income before taxes	234,940	460,754	1,669,826	1,295,622

Income tax expense	(86,000)	(119,000)	(621,000)	(454,000)

Income before discontinued operations and extraordinary item	148,940	341,754	1,048,826	841,622

Earnings from discontinued operations, net of related income tax expense of $700,000		1,300,000		1,300,000

Extraordinary (loss) gain on early extinguishment of debt, net of related income tax benefit (expense) of $1,633,000 and ($392,000) respectively	(2,182,900)	725,750	(2,182,900)	725,750

Net income (loss)	(2,033,960)	2,367,504	(1,134,074)	2,867,372

Preferred stock dividends		28,733		95,416

Net earnings (loss) available for common shareholders	$(2,033,960)	$2,338,771	$(1,134,074)	$2,771,956

Earnings per common share – basic:

Income before discontinued operations and extraordinary item	$0.01	$0.03	$0.09	$0.07

Earnings from discontinued operations		0.11		0.12

Extraordinary (loss) gain on early extinguishment of debt	(0.18)	0.06	(0.18)	0.06

Earnings (loss) per common share – basic	$(0.17)	$0.20	$(0.09)	$0.25

Earnings per common share – diluted:

Income before discontinued operations and extraordinary item	$0.01	$0.03	$0.09	$0.07

Earnings from discontinued operations		0.11		0.11

Extraordinary (loss) gain on early extinguishment of debt	(0.18)	0.06	(0.18)	0.06

Earnings (loss) per common share – diluted	$(0.17)	$0.20	$(0.09)	$0.24

See notes to consolidated financial statements.

SIMULA, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

	Common Stock				Accumulated
					Other	Total
			Additional	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income	Deficit	Income

BALANCE, JANUARY 1, 2001	12,190,011	$121,900	$62,149,281	$(62,482,382)	$(449,835)	$(661,036)

Net loss				(1,134,074)		(1,134,074)	$(1,134,074)

Repurchase stock options			(19,000)			(19,000)

Issuance of common stock	39,602	397	99,961			100,358

Stock option compensation			74,000			74,000

Currency translation adjustment					21,569	21,569	21,569

BALANCE, SEPTEMBER 30, 2001	12,229,613	$122,297	$62,304,242	$(63,616,456)	$(428,266)	$(1,618,183)	$(1,112,505)

See notes to consolidated financial statements.

SIMULA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine-Month Period Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(1,134,074)	$2,867,372

Adjustment to reconcile net income from operating activities:

Depreciation and amortization	3,370,986	4,134,375

Deferred income taxes	(1,060,000)	1,546,000

Capitalized interest	348,808	345,999

Stock option compensation	74,000	83,288

Loss (Gain) on early extinguishment of debt	3,815,900	(1,117,750)

Gain on discontinued operations		(2,000,000)

Legal settlement		(11,000,000)

Restructuring charge	479,000

Write down net assets held for sale	650,000

Currency translation adjustment	21,569	(320,250)

Changes in net assets and liabilities:

Contract and trade receivables – net of advances	1,684,240	952,216

Inventories	(562,178)	(969,888)

Prepaid expenses and other	60,119	(154,111)

Other assets	(992,511)	(246,150)

Net assets held for sale		677,582

Trade accounts payable	777,198	(1,779,273)

Deferred revenue	(2,002,938)	3,294,644

Deferred lease costs	152,790

Restructuring reserve	(695,763)	(3,430,239)

Other accrued liabilities	(3,571,952)	1,278,238

Net cash provided by (used in) operating activities	1,415,194	(5,837,947)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(3,578,633)	(469,348)

Costs incurred to obtain intangibles	(1,034,525)	(866,023)

Proceeds from note receivable		2,000,000

Proceeds from sale		11,358,660

Net cash (used in) provided by investing activities	(4,613,158)	12,023,289

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings (repayments) under line of credit	3,312,562	(2,930,383)

New borrowings net of costs	22,515,546	(8,006,316)

Repayments under other debt arrangements	(23,113,012)

Repurchase stock options	(19,000)

Dividends paid		(90,814)

Issuance of common shares	100,358	208,848

Net cash provided by (used in) financing activities	2,796,454	(10,818,665)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(401,510)	(4,633,323)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	746,078	5,223,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$344,568	$589,913

See notes to consolidated financial statements.

SIMULA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

In June 2000, the Company executed a note payable in the amount of $800,000 in exchange for the termination of one of its facility operating leases related to the airliner seat operation which was disposed of in January 2000

In June 2000, $350,000 of Series A Preferred Stock plus accrued dividends of $4,602 were exchanged for 187,248 shares of the Company’s common stock

In August 2000, the Company exchanged a note payable in the amount of $950,000 as consideration for the purchase of a certain technology intangible

Interest paid	$6,615,183	$6,472,847

Taxes paid	$63,873	$45,002

See notes to consolidated financial statements.

SIMULA, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

         The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

         We have prepared the accompanying interim consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature except for the impact on quarterly results and balance sheet amounts related to the extraordinary loss recognized in relation to the refinancing of our Senior Secured Note and employee severance costs in the three-month period ended September 30, 2001, plus restructuring and adjustments necessary to adjust assets held for sale to their net realizable value for the nine-month period ended September 30, 2001. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Such interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2000 Form 10-K.

Note 2 – New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

Note 3 — Inventories

         At September 30, 2001 and December 31, 2000, inventories consisted of the following:

	September 30,	December 31,
	2001	2000

Raw Materials	$4,153,306	$4,102,441

Work in Progress	1,583,384	1,551,463

Finished Goods	161,631	273,235

Total Inventories	$5,898,321	$5,927,139

Note 4 – Debt

         On September 26, 2001, we completed a financing of $25 million in a Senior Secured Note due December 31, 2003. The financing allowed us to repay the lender under our previous $5 million and $15 million Senior Secured Notes for which we had been in non-monetary default since December 31, 2000. In connection with the pre-payment of this debt, an extraordinary loss on early extinguishment of debt of $2.2 million, net of an income tax benefit of $1.6 million, has been recorded. The write off included pre-payment penalties and interest charges of $1.4 million and unamortized deferred finance fees and loan discounts totaling $2.4 million pre-tax.

         The new $25 million Senior Secured Note bears interest at 12.5% per annum payable quarterly and accrues payment in kind (“PIK”) interest at 6%, which at our option may be paid quarterly or capitalized into the note balance. The PIK rate may also be reduced as the Company’s leverage ratio is reduced. The Senior Secured Note contains covenants that require the maintenance of certain defined financial ratios and limits additional borrowings

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

and capital expenditures. We were in compliance with all of these covenants at September 30, 2001. The Senior Note is secured by our assets.

         During the third quarter 2001, we negotiated an amendment to our revolving line of credit (“RLC”) which increased our advance rate related to Revenue in Excess of Billing to 40% from 15% and modified the relative loan advance rate to $3.5 million. This modification provided additional borrowing base availability of $1.8 million at September 30, 2001 resulting in a total borrowing base of $14.8 million of which $8.6 million was outstanding. The loan availability is subsequently reduced $0.5 million each quarter beginning December 31, 2001, until it is reduced to $1.5 million by September 30, 2002. In addition, the RLC was extended to December 31, 2003 and provides for an early termination fee of 1.75% if terminated prior to September 30, 2002 and 1% thereafter. Substantially all the debt covenants were modified to mirror the requirements of the new Senior Secured Note. The Company was in compliance will all of these covenants at September 30, 2001.

Note 5 – Restructuring and Other Charges

         We committed ourselves to a plan of restructuring which includes narrowing the focus of our operations, consolidating certain of our operating units, reducing our workforce, monetizing our technology portfolio, rationalizing internal research and development costs, restructuring our balance sheet by refinancing our debt structure to achieve overall interest savings and a program of debt reduction through improved earnings and strategic disposition of assets. As a result, during the first quarter of 2001, we recorded restructuring costs of $0.5 million consisting of $0.4 million in employee severance and $0.1 million related to remaining facility lease liability and the write down of fixed assets. The headcount reductions occurred in mid March 2001 and all severance benefits have been paid as of September 30, 2001. The facility lease liability is expected to be extinguished prior to 2001 fiscal year end. During the second quarter of 2001, we recorded an additional charge of $0.6 million to write down net assets held for sale to their estimated net realizable value and this estimate was increased $0.1 million during the third quarter. During the third quarter of 2001, we recorded additional charges of $0.4 million in employee severance costs related to the termination of executive management attributable to management re-alignment, and two management positions within our commercial business held for sale. Included in these employee severance costs is $0.1 million in non-cash compensation related to full vesting under outstanding stock options.

         In December 1999, we recorded an $18.3 million restructuring charge related to the divestiture of our commercial airline seat manufacturing operation. At December 31, 2000, $1.9 million in accrued restructuring costs remained outstanding. These costs consist primarily of equipment and facility lease obligations and outstanding purchase order commitments which were non-cancelable. During the nine months ended September 30, 2001, approximately $0.3 million consisting primarily of lease costs were paid and approximately $1.6 million related to the 1999 and 2001 restructuring activities remained outstanding.

Note 6 – Income Taxes

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

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 – Segment Reporting

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

         For the three-month period ended September 30, 2001 and 2000 inter-segment sales were insignificant and total intercompany sales of $315,303 and $461,311, respectively, have been eliminated.

	2001

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue	$0	$16,287,379	$0	$16,287,379

Product sales:

Automotive safety systems	8,528,814			8,528,814

Other	1,876,099			1,876,099

Technology sales and royalties	290,375	95,874		386,249

Total revenue	$10,695,288	$16,383,253	$0	$27,078,541

Operating income (loss)	$275,051	$2,125,507	$474,562	$2,875,120

	2000

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue	$0	$12,347,698	$0	$12,347,698

Product sales:

Automotive safety systems	7,273,009			7,273,009

Other	854,817			854,817

Technology sales and royalties	3,218,204	111,728	390,000	3,719,932

Total revenue	$11,346,030	$12,459,426	$390,000	$24,195,456

Operating income (loss)	$3,294,790	$1,955,110	($1,860,654)	$3,389,246

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         For the nine-month period ended September 30, 2001 and 2000, inter-segment sales were insignificant and total intercompany sales of $735,923 and $1,625,688, respectively, have been eliminated.

	2001

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue	$0	$45,502,868	$0	$45,502,868

Product sales:

Automotive safety systems	26,817,792			26,817,792

Other	5,199,999			5,199,999

Technology sales and royalties	859,654	190,893		1,050,547

Total revenue	$32,877,445	$45,693,761	$0	$78,571,206

Operating income (loss)	$3,286,050	$7,316,754	($1,124,277)	$9,478,527

	2000

	Commercial	Aerospace and
	Products	Defense	Other	Total

Revenue:

Contract revenue	$0	$36,848,773	$0	$36,848,773

Product sales:

Airline seat systems	4,275,278			4,275,278

Automotive safety systems	23,265,380			23,265,380

Other	3,713,080			3,713,080

Technology sales and royalties	3,756,981	451,671	390,000	4,598,652

Total revenue	$35,010,719	$37,300,444	$390,000	$72,701,163

Operating income (loss)	$7,347,262	$4,113,633	($2,670,612)	$8,790,283

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 8 –Earnings per share

         The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the nine-month period ended September 30, 2001 and 2000, the effect of 1,774,074 shares and 1,836,752 shares, respectively, to be issued upon conversion of the 8% Notes was not used in determining dilutive earnings per share because the result would be anti-dilutive.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Income before discontinued operations and extraordinary item	$148,940	$341,754	$1,048,826	$841,622

Earnings from discontinued operations		1,300,000		1,300,000

Extraordinary (loss) gain on early extinguishment of debt	(2,182,900)	725,750	(2,182,900)	725,750

Net income (loss)	(2,033,960)	2,367,504	(1,134,074)	2,867,372

Dividends on preferred stock		28,733		95,416

Net earnings available to common shareholders	$(2,033,960)	$2,338,771	$(1,134,074)	$2,771,956

Basic weighted average shares outstanding	12,228,726	11,418,199	12,206,505	11,230,598

Effect of dilutive securities	324,602	46,472	427,973	134,659

Diluted weighted average shares outstanding	12,553,328	11,464,671	12,634,478	11,365,257

Earnings per common share – basic:

Income before discontinued operations and extraordinary item	$0.01	$0.03	$0.09	$0.07

Earnings from discontinued operations		0.11		0.12

Extraordinary (loss) gain on early extinguishment of debt	(0.18)	.06	(0.18)	0.06

Earnings per common share – basic	$(0.17)	$0.20	$(0.09)	$0.25

Earnings per common share – diluted:

Income before discontinued operations and extraordinary item	$0.01	$0.03	$0.09	$0.07

Earnings from discontinued operations		0.11		0.11

Extraordinary (loss) gain on early extinguishment of debt	(0.18)	0.06	(0.18)	0.06

Earnings per common share – diluted	$(0.17)	$0.20	$(0.09)	$0.24

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Three and Nine-Month Periods Ended September 30, 2001 Compared to
Three and Nine-Month Periods Ended September 30, 2000

CONSOLIDATED

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

				Percent				Percent
(In thousands)	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Revenue	$27,079	$24,195	$2,884	12%	$78,571	$72,701	$5,870	8%

Gross margin	9,155	10,390	(1,235)	(12)%	28,060	25,879	2,181	8%

Administrative expense	5,792	5,070	722	14%	17,014	15,158	1,856	12%

Operating income	2,875	3,389	(514)	(15)%	9,479	8,790	689	8%

Interest expense	2,640	2,928	(288)	(10)%	7,809	7,495	314	4%

Income before tax	235	461	(226)	(49)%	1,670	1,296	374	29%

Tax expense	86	119	(33)	(28)%	621	454	167	37%

Gross margin as a percentage of revenue	34%	43%			36%	36%

Administrative expenses as a percentage of revenue	21%	21%			22%	21%

Effective tax rate	37%	26%			37%	35%

AEROSPACE & DEFENSE

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

				Percent				Percent
(In thousands)	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Revenue	$16,383	$12,459	$3,924	31%	$45,694	$37,300	$8,394	23%

Gross margin	5,780	4,678	1,102	24%	16,743	12,495	4,248	34%

Gross margin as a percentage of revenue	35%	38%			37%	33%

COMMERCIAL PRODUCTS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

				Percent				Percent
(In thousands)	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Revenue	$10,695	$11,346	$(651)	(6)%	$32,877	$35,011	$(2,134)	(6)%

Gross margin	3,375	5,322	(1,947)	(37)%	11,317	12,993	(1,676)	(13)%

Gross margin as a percentage of revenue	32%	48%			34%	37%

Results of Operations for the Three-Month Period Ended September 30, 2001

Revenues for the period in 2000 include revenues from the license payment and legal settlement (“Autoliv Payment”) of $3.0 million in our Commercial Products segment and $.4 million in our Other segment. Excluding these items of revenue from the period in 2000, revenues increased 30% for the period from $20.8 million to $27.1 million. Revenue for the period grew 31% in the Aerospace and Defense segment from $12.5 million to $16.4 million due primarily to increases in the armor and parachute product lines. Excluding the effect of the Autoliv Payment in 2000, revenue for the period grew 29% in the Commercial segment from $8.3 million to $10.7 million due primarily to a shift in the 2000 shipment schedule for the Inflatable Tubular Structure (ITS). This timing shift in shipments led to relatively low revenues for the period in 2000.

Gross margins for the period in 2000 also include revenues from the Autoliv Payment of $3.0 million in our Commercial Products segment and $.4 million in our Other segment. These revenues had no associated expenses. Excluding these items of revenue from the period in 2000, gross margins increased 31% for the period from $7.0 million to $9.2 million. Gross margins for the period grew 23% in the Aerospace and Defense segment from $4.7 million to $5.8 million due primarily to increases in revenue. Excluding the effect of the Autoliv Payment in 2000, gross margins for the period grew 48% in the Commercial products segment from $2.3 million to $3.4 million due primarily to the timing shift referred to above.

Administrative expenses for the period in 2001 include a reduction of expenses from the reversal of a lease termination reserve of $.3 million in our Other segment. Excluding the effect of the reserve reversal, administrative expenses increased 20% for the period from $5.1 million to $6.1 million. This increase is due to increases in our research and development activities; sales and marketing; and outside services in support of our restructuring activity.

Operating income for the period was $2.9 million. This included employee severance costs of $.4 million and increased reserve for net assets held for sale of $.05 million offset by the reduction in lease termination reserve of $.3 million. Adjusted for these items, operating income was $3.0 million, an increase of 57% over similarly adjusted operating income for the period in 2000: $3.4 million reported operating income reduced by $3.4 million for the Autoliv Payment and increased $1.9 million for employee severance.

Results of Operations for the Nine-Month Period Ended September 30, 2001

Revenues for the period in 2000 include revenues from the Autoliv Payment of $3.0 million in our Commercial Products segment and $.4 million in our Other segment. Similarly, revenues for the period in 2001 include first time revenues from the reimbursement of development costs on the Cockpit Airbag System (“CABS”) contract (“CABS Payment”) of $1 million in our Aerospace and Defense segment. Excluding these items of revenue from both 2000 and 2001, revenues increased 12% for the period from $69.3 million to $77.6 million.

Excluding the CABS Payment in 2001, revenue for the period grew 20% in the Aerospace and Defense segment from $37.3 million to $44.7 million due primarily to increases in the armor and parachute product lines. Excluding the Autoliv Payment in 2000, revenue for the period grew 3% in the Commercial segment from $32.0 million to $32.9 million. The sales growth was the result of increases in unit sales of the Inflatable Tubular Structure (ITS) offset by a decrease in sale prices.

Gross margins for the period in 2000 also include revenues from the Autoliv Payment of $3.0 million in our Commercial Products segment and $.4 million in our Other segment. Similarly, revenues for the period in 2001 include revenues from the reimbursement of development costs on the CABS contract (“CABS Payment”) of $1 million in our Aerospace and Defense segment. These revenues had no associated expenses. Excluding these items of revenue from the period in 2000, gross margins increased 20% for the period from $22.5 million to $27.1 million.

Excluding the CABS Payment in 2001, gross margins for the period grew 26% in the Aerospace and Defense segment from $12.5 million to $15.7 million due primarily to increases in revenue. Excluding the effect of the Autoliv Payment in 2000, gross margins for the period grew 13% in the Commercial products segment from $10.0 million to $11.3 million as a result of the sales growth discussed above.

Administrative expenses for the period in 2001 include a reduction of expenses from the reversal of a lease termination reserve of $.3 million in our Other segment. Excluding the effect of the reserve reversal, administrative expenses increased 14% for the period from $15.2 million to $17.3 million. This increase was caused by the same items discussed in the quarterly results above.

Operating income for the period was $9.5 for 2001. Included in this amount were reductions of $1.5 million ($.5 million restructuring, $.4 million employee severance, and $.6 million adjustment for net assets held for sale) and additions of $1.0 million for CABS Payment and $.3 million for the reversal of the lease termination reserve. Adjusted for these items, operating income was $9.7 million, an increase of 33% over similarly adjusted operating income for the period in 2000: $8.8 million reported operating income reduced by $3.4 million for the Autoliv Payment and increased $1.9 million for employee severance.

         Interest Expense – Cash interest expense for the three and nine months ended September 30, 2001 was $1.9 million and $5.8 million inclusive of default interest of $0.4 million and $0.8, respectively. Cash interest expense for the three and nine-month periods ended September 30 2000 was $1.9 million and $5.6 million, respectively.

         Income Taxes – Our effective income tax rate for the three and nine months ended September 2001 was 37% as compared to 25% and 35% in the comparable 2000 periods. The variation in our tax rate is attributable to rate adjustments based upon anticipated annual earnings and the ability to utilize state and federal net operating loss carryforwards and foreign tax credits.

Liquidity and Capital Resources

Liquidity

         On September 26, 2001, we completed a financing of $25 million in a Senior Secured Note due December 31, 2003. The financing allowed us to repay the lender under our previous $5 million and $15 million Senior Secured Notes for which we had been in non-monetary default since December 31, 2000. In connection with the pre-payment of this debt, an extraordinary loss on early extinguishment of debt of $2.2 million, net of an income tax benefit of $1.6 million, has been recorded. The write off included pre-payment penalties and interest charges of $1.4 million and unamortized deferred finance fees and loan discounts totaling $2.4 million pre-tax.

         The new $25 million Senior Secured Note bears interest at 12.5% per annum payable quarterly and accrues payment in kind (“PIK”) interest at 6%, which at our option, may be paid quarterly or capitalized into the note balance. The PIK rate may also be reduced as the Company’s leverage ratio is reduced. The Senior Secured Note contains covenants that require the maintenance of certain defined financial ratios and limits additional borrowings and capital expenditures. We were in compliance with all of these covenants at September 30, 2001. The Senior Note is secured by our assets.

         We define liquidity as our ability to generate adequate cash to meet our obligations and fund operations. At September 30, 2001, we had cash and cash equivalents of $344,568 compared to $746,078 at December 31, 2000. We had outstanding borrowings under our revolving line of credit (“RLC”) of $8.6 million on an available base of $14.8 million at September 30, 2001 as compared to outstanding borrowings of $5.3 million on an available base of $13.7 million at December 31, 2000.

         During the third quarter 2001, we negotiated an amendment to our RLC which had the effect of increasing our loan availability by approximately $1.8 million. This temporary modification will be eliminated by quarterly reductions.

         For the nine months ended September 30, 2001, operations provided approximately $1.4 million of cash as compared to a cash usage of $5.8 million for the comparable period in 2000. The increase in cash provided by operations is due to increased operating earnings, increased cash provided from collection of contract and trade receivables net of advances on contracts, and increases in accounts payable, offset partially by cash used to build inventories, other assets, and reductions of restructuring and other liabilities. The increase in cash provided from contract and trade receivables, net of advances on contracts, is principally due to timing of contract billing provisions and actual costs incurred. The increase in cash used to build inventories is attributable to increased sales in the Aerospace and Defense segment, while the increase in other assets is attributable to deferred development costs reimbursable under a supply contract in our Commercial business segment. The cash used to reduce restructuring and other liabilities is attributable to the reduction of restructuring lease liabilities ($0.3 million), severance obligations ($0.7 million), health costs related to the terminated self funded medical plan ($0.8 million), funding of our pension plan in excess of current year expense ($0.7 million), and the effect of semi-annual payment of accrued interest ($0.8 million), and scheduled payments related to the Talgo litigation settlement ($0.9 million).

         Investing activities used $4.6 million during the nine months ended September 30, 2001, principally attributable to leasehold improvements made in relation to the relocation of our largest manufacturing division and additional investment in our patent portfolio.

         Financing activities provided net cash of $2.8 million for the nine months ended September 30, 2001, primarily the result of increased borrowing under our RLC. We entered into a new Senior Secured Note agreement for $25 million and received $22.5 million net of expenses. With the entire proceeds received from our Senior Secured Note financing, the $5 million and $15 million Senior Secured Notes, with a face value of $20.8 million, for which we were in non-monetary default, were retired. For the comparable period in 2000, approximately $10.8 million of cash was used to pay down debt, of which $11.4 million was provided from the sale of assets and $2.0 million was provided from a note receivable.

         We believe that our existing available line of credit and cash generated from operations will be sufficient to fund our operations and planned expenditures for the next twelve months. We may, however, encounter additional funding requirements to fund expansion or increased working capital needs. We can give no assurances that those potential additional needs can be met.

Research and Development

         Historically, we have made significant investments in research and development. Our research and development expenditures have fluctuated based on available government-funded contracts and available company funding. We anticipate that future fluctuations will continue as a result of our efforts to expand product lines and enhance our existing technologies.

Inflation

         We do not believe that we are significantly impacted by the current inflationary environment.

Seasonality

         We do not believe that we are significantly impacted by seasonal factors.

Risks and Uncertainties in the Business and Forward-Looking Information

         A wide variety of factors will affect our projected operating and financial results and could adversely impact our revenues, profitability and cash flows. Our liquidity and available working capital will largely depend upon our cash flow from operations and, potentially, upon proceeds from asset sales or licensing. Improved cash flow from operations will depend on our ability to continue to implement our cost cutting initiatives. Continued compliance with our debt covenants is a requirement for maintaining access to funds available under our RLC.

         Many of our products are subassemblies in final products. We act as subcontractor to defense industry prime contractors and as a component supplier to automotive original equipment manufacturers (“OEM”) first tier systems suppliers. Accordingly, to gain and retain market acceptance, we must continue to demonstrate that our products will provide advantages to the manufacturers of final products, including increasing product safety and providing such manufacturers with competitive cost advantages.

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

         Other factors pertinent to our ability to meet our current and future financial projections include:

•	our leveraged status and the level and cost of our debt;

•	the continued reduction of our fixed expenses;

•	our ability to continue to provide design and manufacturing services products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

•	the cyclical nature of the automobile industry and other markets addressed by our products;

•	the level and makeup of military expenditures;

•	contract mix and shifting production and delivery schedules among our market segments;

•	the amount of resources available for independent research and development;

•	proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products;

•	technological changes introduced by competitors and customers.

         As used throughout this report, the words “estimate,” “anticipate,” “expect,” “should,” “intend,” “project,” “target,” or other expressions that indicate future events identify forward-looking statements which are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events. Actual results and trends may differ materially. Risks include those described herein and in our registration statements and periodic reports filed with the U.S. Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         There have been no material changes to our exposures to market risk since December 31, 2000.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports

a)	The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference

3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998	(4)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998	(4)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(5)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999	(6)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001	*

10.43	Employment Agreement between the Company and Joseph W. Coltman dated February 1, 2000	(6)

10.44	Change of Control Agreement between the Company and Joseph W. Coltman dated February 1, 2000	(6)

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001	*

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000	*

10.47	Employment Agreement between the Company and J. Michael Miller dated November 12, 2001, effective January 8 , 2001	*

18.	Preference Letter re: change in accounting principles	(3)

21.	Subsidiaries of the Company	(6)

*	Filed herewith.

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended June 30, 1996.

(4)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(5)	Filed as Appendix A with Definitive proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(6)	Filed with report on Form 10-K for the year ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: November 14, 2001	/s/ Bradley P. Forst BRADLEY P. FORST President Chief Executive Officer

/s/ J. Michael Miller J. MICHAEL MILLER Executive Vice President Chief Operating Officer Acting Chief Financial Officer

EXHIBIT INDEX

No.	Description	Reference

3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998	(4)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998	(4)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(5)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999	(6)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001	*

10.43	Employment Agreement between the Company and Joseph W. Coltman dated February 1, 2000	(6)

10.44	Change of Control Agreement between the Company and Joseph W. Coltman dated February 1, 2000	(6)

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001	*

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000	*

10.47	Employment Agreement between the Company and J. Michael Miller dated November 12, 2001, effective January 8 , 2001	*

18.	Preference Letter re: change in accounting principles	(3)

21.	Subsidiaries of the Company	(6)

*	Filed herewith.

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended June 30, 1996.

(4)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(5)	Filed as Appendix A with Definitive proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(6)	Filed with report on Form 10-K for the year ended December 31, 1999.