Form 10-K405
period 2001-12-31
SIMULA INC
filed 2002-03-28
CIK 885080

-------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001          COMMISSION FILE NO. 1-12410




                                  SIMULA, INC.

             (Exact name of Registrant as specified in its charter)

               ARIZONA                                   86-0320129
     (State of Incorporation)               (I.R.S. Employer Identification No.)

     2625 SOUTH PLAZA DRIVE, SUITE 100
             TEMPE, ARIZONA                                 85282
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

Yes    X        No
    -------        -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy incorporated by
reference in Part III of this Form 10-K    X
                                        -------

     As of March 26, 2002, the number of shares of Common Stock outstanding was 12,892,858 and the aggregate market value of the Common Stock (based on the closing price as quoted on the American Stock Exchange on that date) held by non-affiliates of Registrant was $38,087,780.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with its Annual Meeting of Shareholders to be held June 20, 2002 are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

         The matters discussed in this report on Form 10-K may include estimates or forward-looking statements that describe matters that involve risks and uncertainties which could cause our actual results to differ materially from those discussed herein. See "Management's Discussion and Analysis and Financial Condition and Results of Operations" - "Forward Looking Information" and "Risks and Uncertainties in the Business." References to "we," "our," or "us" refer to Simula, Inc. and all entities owned or controlled by Simula, Inc.

THE COMPANY

         Simula is a world-recognized safety technology company and supplier of human safety and survival products and systems. We provide high-technology products and services to all branches of the United States military, major aerospace and defense prime contractors, international military forces, and consumer markets. We have served the defense industry for almost 30 years. We are a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel, safety systems and devices utilized in the automotive industry, and other technologies used in commercial markets to protect humans in a variety of life-threatening or catastrophic situations.

         Our products are deployed on a wide range of high-profile military platforms such as the AH-64 Apache and the UH-60 Black Hawk helicopters, the C-17 Globemaster III Transport Aircraft, the Mill Guardian Armored Security Vehicle, the M998 High Mobility Multipurpose Wheeled Vehicle ("HMMWV") and for personal protection of the United States Army, Marine Corps, and Air Force Special Operations Forces. Primary Aerospace and Defense customers include Boeing, Sikorsky, Bell Helicopter, Oshkosh Truck, General Motors, the U.S. Military Services, and the U.S. Coast Guard. We also provide products to prominent automakers such as BMW, Ford Range Rover, and Fiat. Our technologies are marketed in other consumer markets through partnerships with leading companies in such markets.

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

         As a result of our commitment to safety, we are in a position to understand our customers' needs and are able to achieve innovative solutions in our laboratories and test facilities. Simula's success is largely due to our commitment to this strategy. The vast majority of our revenue today comes from products created through our innovation.

         We operate in two business segments. Our Aerospace and Defense segment includes technology development and manufacturing operations for military aircraft seating, armor, and crew safety systems sold principally to U.S. and foreign armed forces. Our Commercial Products segment includes technology development, products and safety systems for automobiles and trucks and high impact transparent polymer products. Both of our segments also engage in technology licensing.

MARKET AREAS

         We develop, manufacture, license, and sell products and technologies for a number of different applications for both military and commercial customers. We align these applications with our customers' needs in the following markets:

         -        Military Aircraft

         -        Military Ground Vehicles

         -        Integrated Military Personnel Safety Systems

         -        Automotive Safety

         -        Technology Development and Licensing


Military Aircraft

         Our core capabilities and technologies in the military aircraft safety market include protective seating, inflatable restraints, and armor.

         We have been a major supplier of crash-resistant, energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the United States military and their prime defense contractors, and foreign customers for over 25 years. We currently supply approximately 70% of the new and replacement crew seating systems for U.S. military helicopters. The seating systems focus on reducing injury and increasing survivability in aircraft crashes. These crash-resistant seating systems contain proprietary energy-absorbing devices that activate upon impact to absorb shock that otherwise would be absorbed by the seat occupant and restrain the body through the high force levels experienced in a crash.

         As an outgrowth of our military aircraft seating systems, we have developed an expertise in high performance, lightweight armor systems. Typically, crew armor on aircraft is located on, or adjacent to, the crewmember seat to minimize weight. Thus, many of our seating systems incorporate our advanced armor systems.

         As a result of our crash-resistant, energy-absorbing technologies, coupled with our high-strength, lightweight armor capability, we are the leading provider of energy-absorbing helicopter seats purchased by the United States and foreign militaries. We are the sole supplier of crew seats for 13 different helicopter models and other variants of these aircraft. Military helicopters for which we have designed and manufactured crew seat assemblies include the AH-64 Apache attack helicopter; UH-60 Black Hawk utility helicopter; SH-60 Sea Hawk ASW helicopter; SH/UH-3 Sea King ASW/utility helicopter; CH-53 Super Sea Stallion transport and cargo helicopter; V-22 Osprey tilt-rotor aircraft; AH-1Z Cobra Venom Attack helicopter; UH-1Y Super Huey utility helicopter; C/MH-47 Chinook Transport Helicopter; Japan's OH-1 Observation helicopter; Australia's SH-2G (A) Shipboard/ASW helicopter; England's EH101 Merlin Mk1 and Merlin Mk3 ASW and Transport helicopters; Italy's EH101 MMI ASW and Transport helicopters; Canada's CH-149 Cormorant Search-and-Rescue helicopter; and Norway's Sea King Multi-role helicopters. Aircraft manufacturers in our customer base include Boeing Helicopters, Sikorsky Aircraft Corporation, Bell Helicopter Textron, Inc., and Kaman Aerospace, Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Hindustan Aeronautics, and Agusta Westland. We also supply crew seats directly to various agencies of the U.S. Department of Defense and various foreign militaries.

         Our expertise in military seating systems also extends to troop seats for both helicopters and fixed-wing aircraft. Simula has produced or is currently producing troop seats for the UH-60 Black Hawk, CH-47 Chinook, SH-60 Seahawk, and the C-130 and C-17 transport aircraft. In 2001, we were the sole supplier selected by the U.S. Air Force to develop a common wall-mounted troop seat for its C-130, C-141, and KC-135 aircraft. The common troop seat also has application to a range of transport helicopters and various fixed-wing aircraft flown by other U.S. services and foreign militaries. We believe the troop seat market represents a potential growth area for us.

         Our expertise in helicopter crash safety led to the development of cockpit airbag systems ("CABS") with U.S. Army funding over the last five years. Our role has evolved into the position as a system integrator incorporating airbags, gas generators, and complex three-dimensional crash sensors into helicopter cockpits. In 2001, we were awarded the first ever production contracts for aircraft airbag systems. These will be installed in the U.S. Army's UH-60 Black Hawk and OH-58 Kiowa Warrior helicopters. We believe there is significant demand both domestically and throughout the world for various helicopters and fixed-wing aircraft, and that we are uniquely positioned to provide system design and aircraft integration expertise to a wide range of potential customers. The two production contracts received by us in 2001 represent less than 5 percent of the potential world market for CABS, thus we believe there is substantial growth potential in this business area.

Military Ground Vehicle

         Our expertise in military ground vehicle safety systems focuses on two areas: armor protection for the vehicle and crew, and crash-safety systems.

         Our experience in high-performance, lightweight armor for aircraft has enabled us to build a business built around armoring thin-skinned vehicles for priority missions during peacekeeping operations. Work in this area includes ballistic and mine-blast kits for HMMWVs, 5-ton trucks, and large off-road trucks such as the HEMTT. We have responded to urgent armor requirements in most major conflicts involving U.S. peacekeepers in the last 10 years. For example, we supplied approximately 200 HEMTT kits for U.S. troops in Bosnia conducting resupply and humanitarian missions.

         In 2001, our ground vehicle armor business continued to mature as we completed the initial contracts for production armor kits for the M1117 Guardian Armored Security Vehicle for the U.S. Army. The U.S. Army subsequently awarded us a follow-on contract for the Guardian.

         We believe ground vehicle armor is an area of significant growth potential for us. The U.S. Army and Marine Corps, as well as forces around the world, are undergoing significant fleet transformation to procure high-performance, air deployable, wheeled vehicles for transport of ground troops. The stringent weight limits on these vehicles and the expanding threat base in many countries argue for high-performance, lightweight armor systems. Our 25 year experience with these armor systems, and recent manufacturing base expansion in this area, positions us to capture a sizeable portion of the vehicle applique armor contracts to be let over the next 10 years.

         In the area of ground vehicle crash safety, we have worked closely with the U.S. Army to analyze vehicular accidents within its combat vehicle fleet. This work has led to safety improvements in the vehicle cabs to delethalize the interiors and to install improved restraints. We believe future improvements may include inflatable restraint systems. Our expertise in automotive inflatable restraints and helicopter cockpit airbags provides us with a unique experience base to capture military vehicle upgrades in the future.

Integrated Military Personnel Safety Systems

         Our core competencies and technologies in personnel safety include ballistic vest body armor, pilot and crew bailout parachutes, flotation collars, survival vests, and integrated ensembles incorporating multiple capabilities.

         We supply numerous products to protect military and police personnel, including armor protection, parachutes, and flotation collars. Our armor business includes a range of body armors designed to minimize injury from handgun bullets, rifle bullets and fragments from explosive warheads. This business, including new body armor products for personnel, has grown significantly and we anticipate, in light of current world events, that we will devote continuing and additional efforts to increase our market share in both defense and civilian personnel armor markets. Over the past several years, we have been awarded multiple contracts to produce Small Arms Protective Inserts ("SAPI") for the U.S. Army and U.S. Marine Corps in an aggregate maximum contract amount of approximately $86 million. We also see significant opportunities for our armor business in non-military applications. We currently license our patented SimuLITE(TM) material to Second Chance Body Armor, Inc., the nation's largest manufacturer of soft, concealable personal body armor used by police forces. Sales of Second Chance Body Armor incorporating Simula's technology have grown rapidly over the last year.

         Under contract with the United States Navy, we have applied our technologies and overall knowledge of materials and structures to develop a parachute system that solves numerous functional problems attendant to traditional military bailout parachutes. Our Thin-Pack Parachute ("TPP"), unlike many parachutes traditionally used by the military, is small, lightweight, unisex, capable of being worn during flight, and vacuum-packed so that it maintains a long-term shelf life without repacking. Our patented environmental sealing technology reduces repackaging and maintenance costs, and extends the service life of the parachute without jeopardizing user safety. To date, we have supplied over 5,000 TPPs to the U.S. Navy. In 2001, Simula laid the groundwork for supply of the TPP to U.S. Air Force and foreign military sales ("FMS") customers. While the business base with the U.S. military has steadily increased, our Durachute parachute system, the commercial configuration of the TPP, has completed certification testing with the Federal Aviation Administration and resulted in the first commercial sales activity in 2001.

         We have also developed a line of flotation collars that are designed to provide addition buoyancy for a person that enters water in an emergency. The basic configuration of the product, called the Low Profile Flotation Collar, can fit a wide range of applications. It can be used by aviators that eject or bailout over water, rescue swimmers, divers and naval personnel, for example. In addition, it can be worn with a wide range of other equipment and clothing for ground troops being ferried over water and also by commercial personnel who work around water. There are variations in the basic configuration including automatic inflation and face covers. Our system has been adopted by the U.S. Navy and U.S. Air Force. To date, we have supplied over 20,000 collars.

         We have seen a trend among our customers to integrate various armor, survival and flotation technologies in a common vest ensemble. Our expertise in this area positions us to be a potential integrator of ensembles for systems such as the U.S. Army's Air Warrior, Land Warrior and Objective Task Warrior, and various Navy, Air Force, and law enforcement equipment needs.

         In 2001, we worked closely with the prime contractor for the Joint Services General Purpose Gas Mask ("JSGPM") to develop a lens with chemical agent resistance and ballistic properties. We anticipate that the selected design will utilize our patented transparent urethane technology. We expect that several million units of the JSGPM will be built over the next 10 years for U.S. and foreign military customers as well as first responders (police, firemen, etc.).

Automotive Safety

         Our core competencies and technologies in automotive safety include inflatable restraint systems and airbag inflator devices.

         We design, develop, license, manufacture and market a family of automotive restraint devices that offer passengers high levels of protection and security. At the core of our patented technology is the Inflatable Tubular Structure ("ITS(R)"). In 1994, we made a strategic decision to enter the inflatable restraint market for automobiles utilizing ITS(R) in an application to protect the head in a side-impact collision. We completed our development and began commercial production of this technology in late 1996. Since that time, our automotive safety product line has been one of our fastest growing and most profitable businesses. We have delivered over six million ITS(R) units to date.

         The ITS(R) provides protection beyond that of conventional airbags currently utilized in automobiles. Unlike a conventional airbag, which must be backed by a structure such as a steering wheel, dashboard, or door, the ITS(R) is attached to and supported by the structure of the vehicle frame and door pillars. During a side-impact crash, a tube located above the door inflates and becomes shorter in length, which causes it to drop out of its stowed position and form a tight inflatable structure across the side window. The system has an extended inflation time, enabling the unit to offer protection in the event of secondary impacts or rollovers. The ITS(R) deploys in a non-aggressive manner, minimizing the possibility of injury during inflation that is present in conventional frontal airbags. Tests conducted by the Insurance Institute for Highway Safety and the National Highway Traffic Safety Administration ("NHTSA") have conclusively demonstrated that the ITS(R) system delivers extensive head and neck protection, as well as significantly mitigating occupant ejection during rollovers.

         As a result of government regulations and consumer demand for greater occupant safety, the worldwide market for frontal and side-impact airbags in all vehicle positions (front and rear) is expected to surpass $12 billion, according to industry reports. Over the next three to five years, we believe dynamic side impact restraints will be the fastest growing segment of this market, expanding from approximately four million units in 1999 to over 35 million units in 2004. In anticipation of increased demand, we have developed several strategic partnerships with first tier automotive suppliers resulting in 15 platform awards. We have license and manufacturing agreements with Autoliv, TRW, Inc. and Delphi Automotive Systems, Inc. for the marketing, development and production of ITS(R) for automotive platforms. We have entered into a license agreement with Indiana Mills & Manufacturing, Inc. ("IMMI"), which grants IMMI the right to manufacture and sell the ITS(R) to heavy and medium duty truck manufacturers. Entering into such strategic alliances with first tier component suppliers allows us to leverage off the size and industry strength of such large manufacturers, and to benefit from their market access to original equipment manufacturers ("OEMs").

         Historically, we have relied on strategic relationships with first tier suppliers for the adoption of inflatable restraint technology by OEMs. Under the resulting supply agreements for our ITS(R), we would only manufacture the actual inflatable structure and our distributor partner would create the other parts needed for the unit (e.g., sensor, inflator, etc.). The recent internal development of the Distributed Charge Inflator ("DCI(TM)"), a patented inflator mechanism that allows airbags to inflate upon impact or collision, will allow us to position ourselves as an integrated systems supplier. The DCI(TM) offers unique advantages over competitive products in the marketplace. These advantages include faster inflation times, simplified vehicle integration of the airbag system, and substantial weight savings. The combination of our ITS(R) and DCI(TM) technology will enable us to manufacture and sell the entire ITS(R) unit to be installed in an automotive platform. This move up in the supply chain will allow us to supply OEMs directly and to sell product outside of arrangements with traditional first tier distributors. By providing a fully integrated product, we anticipate better ability to manage our operating margins. See "Risks and Uncertainties in the Business."

Technology Development and Licensing

         An important part of our business is a growing portfolio of licensed technologies. In addition to our licensing activity in soft armor and automotive safety systems, another area of our licensing portfolio relates to a patented family of transparent polymers.

         Simula has developed a number of advanced polymers and polyurethanes possessing a wide variety of potential products applications, and has introduced these materials to a variety of customers in numerous markets. These patented and proprietary transparent plastic materials are high-strength, impact resistant, lightweight and dye compatible, while possessing the ability to withstand extreme temperatures and chemical attack. Potential uses for such materials include transparent armor, laser protective devices, aircraft canopies, high performance windows for aircraft and automobiles, industrial and protective lenses and visors, medical products and sun, sport and ophthalmic lenses. We have taken significant steps to commercialize the transparent polymer material through our own products and through licenses in other markets. We have licensed our optical polymer for use in ophthalmic lenses with PPG Industries, Inc. and for sun and sport lenses with Intercast Europe. PPG introduced Simula's polymer in 2001 under the tradename of Trivex. Intercast introduced a product tradenamed NXT(TM) to the sunglass market in early 2002. Simula benefits from these licenses in the form of technology transfer fees and ongoing royalties.

Exited Product Line

         In 2001, we made a strategic decision to cease production in our commercial airline seating soft goods market. We decided to sell this line of business because it was not aligned with our long-term strategy, it was subject to significant market volatility, and there were insufficient barriers to entry to such market. In November 2001, we sold this business.

PROPRIETARY TECHNOLOGY

         We maintain a research and testing facility dedicated to the development of new products and applications, and the modification and improvement of existing products. We employ an interdisciplinary team of biomedical experts, crash safety analysts, chemists, and physicists that perform a variety of functions including ballistics and crash dynamics. Our research and testing facilities support intra-company projects and also generate revenue from external services contracting.

         We retain proprietary rights in the products and services we develop, including many of those initially financed under government contracts. As an integral component of our strategy, we seek to transfer all of our technology to product applications. Our costs for research and development in 2001, 2000, and 1999 were approximately $11 million, $14 million, and $12 million, respectively. These amounts include government-funded, other customer-funded, and Company-funded research and development contracts.

         Since much of our research and development generates proprietary technology, we seek patent protection on products that we develop. We have a total of 38 U.S. and 64 foreign patents and we have received notices of allowance on 2 U.S. and 3 foreign patents. We currently have an additional 14 U.S. and 81 foreign patents pending.

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

CUSTOMERS

         Sales of our products to all branches of the United States military (and its prime contractors) represented approximately 48% of our revenue in fiscal year ended 2001, while sales to automotive customers represented approximately 35% of our year 2001 revenue. Only two customers, the U.S. Army and Autoliv, represent more than 10% of our business. No other customer accounted for more than 10% of our revenue during 2000. Our businesses have relied to a great extent on relatively few major customers, although 2001 saw the development of additional major customers. We believe that historical customers, such as the United States Army and other branches of the United States military, to which we have supplied products for approximately 25 years, will continue to represent major customers. As we have applied our technologies to additional products and markets and grown through strategic acquisitions, the list of customers for our commercial products has expanded rapidly in recent years. Current commercial customers of ours include Autoliv, Boeing, BMW, Delphi Automotive, TRW, Sikorsky Aircraft, Bell Helicopter Textron, Second Chance Body Armor, PPG Industries, Intercast Europe, and Avon Rubber Company. The loss of or significant reduction in sales to a major customer could potentially harm our business, operations and financial condition. See "Risks and Uncertainties in the Business."

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

         The worldwide automobile airbag market is currently dominated by four large suppliers, Autoliv, TRW, Takata, and Delphi, all of which are producing airbag systems in commercial quantities. The market served by our inflatable restraint systems is intensely competitive. We have entered into strategic alliances with most of the largest suppliers of conventional automotive airbags, including Autoliv, TRW, Delphi, and others, to market our products. Under our Agreement with Autoliv, Autoliv has the royalty-free right to manufacture a certain amount of ITS(R) units.

         Many of our competitors have greater marketing capabilities and financial resources than we do. Our competitive strategy is to be a technology innovator and strategic partner to first tier suppliers and OEMS. Our present or future products could be rendered obsolete by technological advances by one or more of our competitors or by future entrants into our markets. See "Risks and Uncertainties in the Business."

PRODUCTION AND MANUFACTURING

         Our production and manufacturing consists principally of the machining, bending and welding of metals, molding of composite materials, processing, sewing, upholstery, component fabrication, and final assembly. After assembly, products are functionally tested on a sample basis as required by applicable contracts. Our manufacturing capability features computer-integrated manufacturing programs which, among other things, schedule and track production, update inventories, and issue work orders to the manufacturing floor. All products manufactured must meet rigorous standards and specifications for workmanship, process, raw materials, procedures, and testing, and in some cases regulatory requirements. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers, including the United States government, periodically send representatives to our facilities to monitor quality assurance. All of our operating units are certified by the International Organization for Standardization.

         We conduct manufacturing operations in three geographic locations. Our aircraft seat, vehicle armor and aircraft cockpit airbag systems and certain automotive airbags are manufactured in the metropolitan Phoenix, Arizona, area. We also have manufacturing operations in Asheville, North Carolina, for personnel safety equipment (parachutes, flotation collars, etc.). Our subsidiary dedicated to automotive safety devices operates two new state of the art manufacturing facilities including a high volume, just-in-time provider, in the United Kingdom to support customers located in Europe.

DISTRIBUTION, MARKETING AND SALES

         Most of our products are distributed as a component supplier to OEMs or subcontractor to prime contractors. We do not directly serve mass consumer markets and supply directly from manufacturing facilities, which does not involve significant inventory, warehousing or shipping methodologies.

         Depending upon the product, we typically employ one of four methods for marketing: (i) direct sales, (ii) technical teams, typically comprised of a combination of sales personnel and engineers, which are utilized in the marketing of automotive safety devices, (iii) strategic alliances with first tier component suppliers, which are utilized in the marketing to OEMs, and (iv) responses to formal request for proposals in bidding for government contracts.

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

         Approximately 42% of our total revenue in fiscal 2001 resulted from products sold internationally. We anticipate that our international sales will remain strong. The initial customer of the ITS(R) has been Autoliv, a European first tier automobile supplier that is supplying to BMW. We believe that there are opportunities for additional sales of the ITS(R) in Europe and Asia. Military procurement has traditionally had a large international base. Countries in which we are actively marketing include Germany, Canada, France, Italy, the United Kingdom, Ireland, Japan, India, Korea, and Australia. Sales of our products to all branches of the United States military (and its prime contractors) represented approximately 48% of our revenue in fiscal year 2001.

RAW MATERIALS AND SUPPLIES

         We purchase raw materials, components, devices, and subassemblies from a wide variety of sources. Principal raw materials used by us include plastics, urethanes, ceramics, Kevlar(TM), Spectra(TM), aluminum, steel, airbag materials, hoses, woven materials, upholstery and fabric products and foam. Components include aluminum subassemblies, restraints and related hardware, harnesses, and gas generators for inflatable restraint products. We generally purchase supplies and components pursuant to individual or blanket purchase orders. Blanket purchase orders usually provide for the purchase of a large amount of items at fixed prices for delivery and payment on specific dates. Most of the raw materials we use are widely available.

BACKLOG

         Our backlog consists almost entirely of contract backlog in the Aerospace and Defense business, which is comprised of Funded and Unfunded Backlog. Funded Backlog consists of aggregate contract values for firm product orders, exclusive of any portion previously included in operating revenue utilizing the percentage-of-completion method. Unfunded Backlog consists of estimated aggregate contract values that the customer may elect to purchase as an option or maximum amount under an existing contract or basic ordering agreement.

         The following table summarizes the Funded, Unfunded and Total Backlog at year-end.

           DATE                       FUNDED                    UNFUNDED                     TOTAL
           ----                       ------                    --------                     -----
     December 31, 2001              $48 million                $93 million               $141 million

GOVERNMENT CONTRACTS

         Our government contracts are obtained through the federal procurement process as governed by the Federal Acquisition Regulations and related agency supplements, and are typically fixed-price contracts. This means that the price is agreed upon before the contract is awarded and we assume complete responsibility for any difference between estimated and actual costs.

         Under the Truth in Negotiations Act of 1962, the U.S. Government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications thereto, to determine whether we furnished the U.S. Government with complete, accurate and current cost and pricing data. In the event we fail to satisfy this requirement, the U.S. Government has the right to adjust a contract or subcontract price by the amount of any overstatement.

         U.S. Government contracts typically contain terms permitting the contract to be terminated at the convenience of the government. In such event, the contractor is entitled to reimbursement for certain expenditures and overhead as provided for in applicable government regulations. Generally, this results in the contractor being reasonably compensated for work actually done, but not for anticipated profits. The government may also terminate contracts for cause if a contractor fails to perform in strict accordance with contract terms. We have never had a contract terminated by the U.S. Government for failure to perform in accordance with contract terms. Nonetheless, termination of, or elimination of appropriation for, a significant government contract could have a material adverse effect on our business, financial condition, and results of operations. U.S. Government contracts also typically permit the government to change, alter or modify the contract at its discretion. In such event, the contractor is generally entitled to reimbursement of all allowable and allocable costs incurred in making the change, as well as a reasonable profit.

         The U.S. Government typically finances a substantial portion of our contract costs through progress payments. We receive progress payments in accordance with contract terms at rates between 75% and 90% of costs incurred.

EMPLOYEES

         As of December 31, 2001, we had approximately 550 full-time employees. We believe that our continued success depends on our ability to attract and retain highly qualified personnel. Our employees are not unionized.

REGULATORY MATTERS

         Our operations are subject to a variety of federal, state, and local environmental regulations, including laws regulating air and water quality and hazardous materials and regulations implementing those laws. Our principal environmental focus is the handling and disposal of paints, solvents, and related materials in connection with product finishes, welding, and composite fabrication. We contract with qualified waste disposal companies for services. We regard our business as being subject to customary environmental regulations. As we prepare to produce the DCI(TM), we will be subject to additional safety and related environmental laws, including those related to the transportation, usage, and disposal of explosives. The cost to us of complying with environmental regulations is not significant.

         We are also subject to laws and regulations governing our relationships with employees, including minimum wage requirements, overtime, work and safety conditions and regulations governing employment.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located in Tempe, Arizona. We conduct operations in two U.S. states and in the United Kingdom. Manufacturing facilities are located in Tempe, Arizona; Phoenix, Arizona; Asheville, North Carolina; and Ashington, England. In addition, we maintain extensive research and development labs and testing facilities in Phoenix. We lease the following facilities.

              LOCATION:                  SIZE (SQ.FT.):  DESCRIPTION:
              ---------                  --------------  ------------
              Tempe, Arizona                     12,000  Office

              Phoenix, Arizona                  188,140  Manufacturing/Office

              Tempe, Arizona                     37,454  Manufacturing/Office

              Ashington, England                 33,000  Manufacturing

              Phoenix, Arizona                   25,312  Testing/Office

In addition, we own a 55,000 square foot office and manufacturing facility in Asheville, North Carolina.

         We believe that our current facilities are sufficient for the current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in litigation in the ordinary course of business from time to time. We presently are not a party to any threatened or pending litigation, the negative outcome of which would be material to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of fiscal 2001 to a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         Our Common Stock is listed on the American Stock Exchange under the symbol "SMU." The following table sets forth the high and low closing prices of our Common Stock for each calendar quarter of the year indicated.

                                                                                     High           Low
                                                                                     ----           ---
           2000:
           First Quarter........................................................    $ 6.69        $ 3.50
           Second Quarter.......................................................    $ 3.88        $ 1.63
           Third Quarter........................................................    $ 2.25        $ 1.13
           Fourth Quarter.......................................................    $ 4.19        $ 1.38

           2001:
           First Quarter........................................................    $ 3.06        $ 1.56
           Second Quarter.......................................................    $ 3.87        $ 1.50
           Third Quarter........................................................    $ 3.79        $ 1.62
           Fourth Quarter.......................................................    $ 6.66        $ 2.36

           2002:
           First Quarter........................................................    $ 5.98        $ 3.64

         The number of holders of our Common Stock, including beneficial holders of shares held in street name, as of the close of business on March 26, 2002, is estimated to be greater than 5,000. On March 26, 2002, the closing price of the Common Stock was $3.95 per share.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

         The Selected Consolidated Financial Data presented below has been derived from our historical audited consolidated financial statements for each of the five years ended December 31, 2001. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto.

                                                                            AS OF DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                       2001          2000          1999           1998         1997
                                                   -----------   -----------   -----------   ------------   ----------
                                                              (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
    Revenue                                        $   106,794   $    97,296   $   131,392   $    100,645   $   67,362
    Cost of revenue                                     70,295        65,225       102,984         85,724       51,781
                                                   -----------   -----------   -----------   ------------   ----------
    Gross margin                                        36,499        32,071        28,408         14,921       15,581
    Administrative expenses                             16,907        20,163        22,329         17,038       14,304
    Research and development                             4,776         4,660         4,350          3,383        4,394
    Restructuring and other costs                        1,383         6,765        18,377
                                                   -----------   -----------   -----------   ------------   ----------
    Operating income (loss)                             13,433           483       (16,648)        (5,500)      (3,117)
    Interest expense                                   (10,350)       (9,975)       (7,246)        (5,099)      (4,173)
    Other (1)                                                                                                    1,298
                                                   -----------   -----------   -----------   ------------   ----------
    Income (loss) before taxes                           3,083        (9,492)      (23,894)       (10,599)      (5,992)

    Income tax (expense) benefit                        (1,933)        2,584         8,437          3,786        2,390
                                                   -----------   -----------   -----------   ------------   ----------
    Income (loss) before discontinued                    1,150        (6,908)      (15,457)        (6,813)      (3,602)
        operations and extraordinary items(2)

                                                                            AS OF DECEMBER 31,
                                                   --------------------------------------------------------------------
(income statement data continued)                      2001          2000          1999           1998         1997
                                                   -----------   -----------   -----------   ------------   ----------
                                                                          (Dollars in thousands)
    Earnings (loss) from discontinued                                    879        (7,238)       (20,896)          62
        operations  (2)
    Extraordinary gain (loss) on early
        retirement of debt                              (2,183)        1,109          (151)
                                                   -----------   -----------   -----------   ------------   ----------
    Net loss                                            (1,033)       (4,920)      (22,846)       (27,709)      (3,540)
        Dividends on preferred stock                                   1,083           280
                                                   -----------   -----------   -----------   ------------   ----------
    Net loss available for common shareholders     $    (1,033)  $    (6,003)  $   (23,126)  $    (27,709)  $   (3,540)
                                                   ===========   ===========   ===========   ============   ==========

PER SHARE AMOUNTS (3):

    Earnings (loss) per common share - basic:

    Income (loss) before discontinued operations   $      0.09   $     (0.70)  $     (1.54)  $      (0.69)  $    (0.39)
        and extraordinary item
    Discontinued operations                                             0.08         (0.71)         (2.11)        0.01
    Extraordinary gain (loss) on early
        retirement of debt                               (0.18)         0.10         (0.01)
                                                   -----------   -----------   -----------   ------------   ----------
    Net loss                                       $     (0.09)  $     (0.52)  $     (2.26)  $      (2.80)  $    (0.38)
                                                   ===========   ===========   ===========   ============   ==========

PER SHARE AMOUNTS (3):

    Earnings (loss) per common share - diluted:

    Income (loss) before discontinued operations   $      0.09   $     (0.70)  $     (1.54)  $      (0.69)  $    (0.39)
        and extraordinary item
    Discontinued operations                                             0.08         (0.71)         (2.11)        0.01
    Extraordinary gain (loss) on early
        retirement of debt                               (0.17)         0.10         (0.01)
                                                   -----------   -----------   -----------   ------------   ----------
    Net loss                                       $     (0.08)  $     (0.52)  $     (2.26)  $      (2.80)  $    (0.38)
                                                   ===========   ===========   ===========   ============   ==========

OTHER DATA:

Research and development

    Funded by Simula                               $     4,776   $     4,660   $     4,350   $      3,383   $    4,394
    Costs incurred on funded contracts             $     6,414   $     9,297   $     7,642   $     10,066   $    7,383

BALANCE SHEET DATA:

Assets

    Current assets                                 $    37,699   $    35,648   $    52,907   $     62,424   $   73,409
    Property and equipment, net                         10,545         8,346        13,947         21,495       18,666
    Deferred income taxes                               34,985        34,340        33,438         20,550        4,477
    Deferred financing costs                             4,060         3,535         4,898          2,628        3,137
    Intangibles - net                                    3,334         3,115         1,788          3,452        3,701
    Other                                                2,030           915           362            430          498
    Net assets of discontinued operations                                                                       13,471
                                                   -----------   -----------   -----------   ------------   ----------
Total assets                                       $    92,653   $    85,899   $   107,340   $    110,979   $  117,359
                                                   ===========   ===========   ===========   ============   ==========

Liabilities:
    Current liabilities                            $    32,753   $    47,064   $    47,895   $     45,176   $   24,754
    Long-term debt                                      60,772        36,751        53,820         47,233       46,963
    Other long-term                                      1,768         2,745
                                                   -----------   -----------   -----------   ------------   ----------
Total liabilities                                       95,293        86,560       101,715         92,409       71,717

                                                                            AS OF DECEMBER 31,
                                                   --------------------------------------------------------------------
(balance sheet data continued)                          2001          2000          1999           1998         1997
                                                   -----------   -----------   -----------   ------------   ----------
                                                                          (Dollars in thousands)
Redeemable convertible preferred debt                                                2,250
                                                   -----------   -----------   -----------   ------------   ----------
Shareholders' (deficit) equity  (4)                     (2,640)         (661)        3,375         18,570       45,642
                                                   -----------   -----------   -----------   ------------   ----------
Total liabilities and shareholders' (deficit)
    equity                                         $    92,653   $    85,899   $   107,340   $    110,979   $  117,359
                                                   ===========   ===========   ===========   ============   ==========

(1)      In 1997, we recognized a net gain related to a real estate transaction.

(2) In 1998, our board of directors adopted a plan to dispose of our rail and mass transit operations. Accordingly, the operating results of these operations; including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations.

(3) SFAS No. 128 requires the dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of basic and diluted earnings per share calculations. Basic earnings per share amounts for the year ended December 31, 2001 is calculated using the weighted average outstanding shares of 12,299,996. Diluted earnings per share amounts for the year ended December 31, 2001 includes the effect of 381,893 weighted average outstanding shares related to stock options and warrants to purchase common stock and does not include the effect of 1,774,074 shares of common stock to be issued upon conversion of the 8% Notes because the result would be anti-dilutive. Earnings per share amounts for the years ended December 31, 2000, 1999, 1998, and 1997 are calculated using only weighted average outstanding shares of 11,450,810, 10,230,720, 9,880,283, and 9,288,416, respectively. Options and stock warrants to purchase common stock and shares to be issued upon conversion of the 8% Notes totaling 7,134,621 for the year ended December 31, 2000 were not used for computing diluted earnings per share because the results would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the Preferred Stock, 8% Notes and the 10% Notes totaling 6,119,039 for the year ended December 31, 1999 were not used for computing diluted earnings per share because the result would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the 8% Notes and the 10% Notes totaling 4,546,065 and 3,896,966 for the years ended December 31, 1998 and 1997, respectively, were not used for computing diluted earnings per share because the result would be anti-dilutive.

(4) We have not paid any cash dividends on our common stock since our April 1992 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the three years ended December 31, 2001 compared to the same periods of the prior years. You should read this discussion in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, this discussion contains forward looking statements (including statements in the future tense and statements using the terms "believe," "anticipate," "expect," "intend," or similar terms) that are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those discussed herein. See "Risks and Uncertainties in the Business."

CRITICAL ACCOUNTING POLICIES

         We use the percentage-of-completion method to recognize revenue related to long-term fixed price contracts in our Aerospace and Defense segment. The percentage-of-completion is determined based upon the percent of total costs incurred to total estimated costs to be incurred in connection with the underlying contract being measured. This percentage is then applied to the total contract sales price to determine the amount of revenue to be recognized under the contract. We continually evaluate and adjust total estimated costs. The effect of adjustments to total estimated costs on the percentage-of-completion and revenue recognized is accounted for in the period such estimated costs are adjusted. Increases in total estimated costs would cause a decrease in the rate of total recognized revenue while decreases in total estimated costs would cause an increase in the rate of total recognized revenue. Provisions for any estimated total contract losses on uncompleted contracts are recorded in full in the period in which it is determined that such losses will occur.

RESULTS OF OPERATIONS

                                                                                         Change from Previous
                                                                                                 Year
For the year ended December 31,                                                               Inc (Dec)
-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                 2001             2000              1999           2001           2000
                                       ----             ----              ----           ----           ----
REVENUE:
    Aerospace and Defense          $     64,366     $     50,790      $     47,588   $     13,576   $      3,202
    Commercial Products                  42,428           46,115            83,603         (3,687)       (37,488)
    Other                                                    390               201           (390)           189
                                   ------------     ------------      ------------   ------------   ------------
        Total                      $    106,794     $     97,295      $    131,392   $      9,499   $    (34,097)
                                   ============     ============      ============   ============   ============

GROSS MARGIN:
    Aerospace and Defense          $     23,106     $     15,794      $     13,432   $      7,312   $      2,362
    Commercial Products                  13,393           15,887            14,775         (2,494)         1,112
    Other                                                    390               201           (390)           189
                                   ------------     ------------      ------------   ------------   ------------
        Total                      $     36,499     $     32,071      $     28,408   $      4,428   $      3,663
                                   ============     ============      ============   ============   ============

                                                                                         Change from Previous
                                                                                                 Year
For the year ended December 31,                                                               Inc (Dec)
-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                 2001             2000              1999           2001           2000
                                       ----             ----              ----           ----           ----
ADMINISTRATIVE EXPENSES:
    Aerospace and Defense          $      9,359     $     10,963      $      7,594   $     (1,604)  $      3,369
    Commercial Products                   6,658            7,081            13,160          ( 423)        (6,079)
    Other                                   891            2,119             1,575         (1,228)           544
                                   ------------     ------------      ------------   ------------   ------------
        Total                      $     16,908     $     20,163      $     22,329   $     (3,255)  $     (2,166)
                                   ============     ============      ============   ============   ============

OPERATING INCOME (LOSS):

    Aerospace and Defense          $     10,965     $      1,503      $      3,072   $      9,462   $     (1,569)
    Commercial Products                   3,777            2,931           (18,296)           846         21,227
    Other                                (1,310)          (3,951)           (1,424)         2,641         (2,527)
                                   ------------     ------------      ------------   ------------   ------------
        Total                      $     13,432     $        483      $    (16,648)  $     12,949   $     17,131
                                   ============     ============      ============   ============   ============
GROSS MARGIN AS A % OF
    REVENUE:
    Aerospace and Defense                    36%              31%               28%
    Commercial Products                      32%              34%               18%

ADMINISTRATIVE EXPENSES AS A
    % OF REVENUE:
    Aerospace and Defense                    15%              22%               16%
    Commercial Products                      16%              15%               16%


2001 Compared with 2000

         Entering into 2001, Simula underwent several positive operational changes. In October 2000, we named a new CEO and in March 2001 appointed a new COO. We began an evaluation that resulted with the adoption of a restructuring plan that included narrowing the focus of our operation, consolidation of certain operating units to reduce overhead costs, a reduction in workforce, elimination of nonessential internal research and development costs and a plan to restructure our balance sheet through refinancing our debt structure. At December 31, 2001, we have made significant progress. We have consolidated two of our operating units eliminating cost duplication of facility and back office expenses. We have critically reviewed our internal research and development projects placing an emphasis on those we believe have the greatest market potential in the near term. We put in place a reduction in workforce. We continued to rebuild the executive management team and in February 2002 replaced our CFO who exited from this position in September 2001. We successfully refinanced our Senior Secured Notes in September 2001 and disposed of substantially all the assets of our non-core airline softgoods operation in Atlanta, Georgia in November 2001. We have been successful in narrowing the focus of our operation to our core competencies, identifying and eliminating cost in our overhead structure, and positioning the Company in growth markets.

         On a comparative basis, revenue for the year ended December 31, 2000 included revenues from the license payment and legal settlement of $3.0 million in our Commercial Products segment ("Autoliv Payment") and $0.4 million in our Other segment. Excluding these items, revenue for the year ended December 31, 2001 increased 14% from $93.9 million to $106.8 million. Revenue for the period grew 27% in the Aerospace and Defense segment from $50.8 million to $64.4 million primarily due to increases in the armor and parachute product lines. Excluding the effect of the Autoliv Payment in 2000, revenue for the period remained flat in the Commercial Products segment as increases in revenue from our automotive airbags business as a result of increased volume was offset by the decrease from the prior year revenue from our airline new seat manufacturing business which was disposed of in January 2000.

         Gross margins for the year ended December 31, 2001 includes the effect of $1.0 million in revenues received from the reimbursement of development costs on the CABS contract ("CABS Payment"). Gross margins for the year ended December 31, 2000 includes the effect of the license revenues from the Autoliv Payment discussed above. These revenues had no associated expenses. Gross margins excluding these items for the year ended December 31, 2001, grew $6.8 million and gross margin as a percent of sales increased to 34% from 31%. Gross margin in the Aerospace and Defense segment, excluding the effect of the CABS Payment, grew $6.3 million, and gross margin as a percent of sales increased from 31% to 34% for the 2001 period. The increase in gross margin is attributable to increased manufacturing efficiencies as a result of increased business volume primarily in our armor product lines. Gross margin in the Commercial Products segment, excluding the effect of the Autoliv Payment, grew $0.5 million, and gross margin as a percent of sales increased from 30% to 32% for the 2001 period. The increase in gross margin percentage is primarily attributable to improved margins in our airline softgood business.

         Administrative expenses for the year ended December 31, 2001 includes the reversal of $0.8 million in medical reserves related to the termination of our self-funded health plan and $0.3 million related to a lease termination reserve. Administrative expenses for the year ended December 31, 2000 includes charges of $1.5 million related to the termination of our self-funded health plan and $0.4 million related to building repair costs in connection with a facility lease termination. Excluding these items, administrative expenses decreased $0.3 million as compared to the previous 2000 period. Aerospace and Defense administrative expenses for the 2001 period decreased $1.6 million as compared to the comparable 2000 period. This decrease is attributable to focused cost reductions principally through consolidation of operating units and headcount reductions. The decrease is also attributable to recording a lease termination reserve reversal of approximately $0.3 million in 2001 of which $0.4 million had been provided for during the 2000 period ended. Commercial Products segment administrative expenses for 2001 period decreased $0.4 million compared to the comparable 2000 period. Corporate administrative expenses decreased $1.2 million compared to the comparable 2000 period. This decrease is principally due to recognizing the reversal of $0.8 million of previously recorded medical reserves related to our terminated employee health plan.

         Operating income increased $12.9 million from $0.5 million to $13.4 million for the year ended December 31, 2001. This increase is attributable to our increased revenues and gross margins achieved in the 2001 period, the effect of large special charges recorded in the previous year to write-down long-lived assets, and to record executive severance and restructuring charges, offset partially by special charges in the 2001 period related to employee severance, loss on sale of assets and restructuring charges.

         Interest expense increased from $10.0 million to $10.4 million or 3.8% for the year ended December 31, 2001. Cash payments for interest increased $0.5 million to $8.0 for the 2001 period as compared to $7.5 million for the comparable 2000 period. The increase in interest and cash payments for interest is due to paying default interest totaling approximately $0.8 million on our previous $20.0 million Senior Secured Notes which were replaced with our $25.0 million Senior Secured Note in September 2001.

         The effective income tax rate for the year ended December 31, 2001 approximated 41% and 2000 approximated 22%. The 2001 tax rate reflects the effect of a $0.8 million valuation reserve related to the realization of the deferred tax benefit of certain tax credits and net operating loss carryforwards. The 2000 tax rate reflects the effect of a $0.7 million valuation reserve associated with state net operating loss carryforwards for which realization is uncertain.

2000 Compared with 1999

         During the year ended December 31, 2000, we underwent several changes in our personnel as well as operations. First, in October 2000, our CEO and COO and later the President of our Aerospace and Defense manufacturing operation resigned and we recorded severance costs of $2.2 million. The Board of Directors was able to immediately replace our CEO and in March 2001 appointed a new COO. Subsequent to the change in executive management, we undertook an evaluation of our business plan and current operations. As a result of this evaluation, we adopted, among other things, a restructuring plan for our operations which included narrowing the focus of our operations, consolidation of certain operating units, reduction in our workforce, elimination of nonessential internal research and development costs, and a plan to restructure our balance sheet through refinancing our debt structure together with a program of debt reduction attributable to improved earnings and strategic disposition of assets. As a result of these activities, we recorded fourth quarter charges totaling $5.6 million for the write-down of long-lived assets and accrual of costs attributable to termination of our self-funded health insurance.

         Revenue for the year ended December 31, 2000 decreased by 26% to $97.3 million from $131.4 million for the comparable period in 1999. The decrease in revenues was attributable to our Commercial Products segment and was partially offset by increases in revenue in the Aerospace and Defense segment. Revenues in the Commercial Products segment decreased by 45% or $37.5 million and were principally due to the sale of our commercial airline seating systems business in January 2000. That business had revenues of $41.9 million in 1999 compared to $4.2 million in 2000. In addition, within the Commercial Products segment, revenues from automotive products increased $4.5 million or 14% while revenues from our airline soft goods operation in Atlanta, Georgia decreased $4.6 million or 49%. Revenues from the Aerospace and Defense segment increased 7% or $3.2 million due to a general increase in ongoing government contracts.

         For the year ended December 31, 2000, gross margin increased to $32.1 million from $28.4 million for the comparable period in 1999. As a percent of sales, gross margins increased to 33% from 22% in 1999. Gross margins in the Commercial Products segment increased 8% or $1.1 million and the gross margin percentage increased to 34% in 2000 from 18% in 1999. The increased gross margin dollars and percentage are primarily attributable to the disposition of the commercial airline seating business in January 2000 for which negative gross margins were produced in 1999. In addition, gross margin for automotive products increased $1.5 million while the automotive products gross margin percentage decreased 1% from 43% to 42%. The increase in automotive products gross margin is due to increased deliveries and the decrease in automotive products gross margin percentage is due to decrease in sales prices. Gross margin for Aerospace and Defense increased 18% or $2.4 million and the gross margin percentage increased from 28% to 31% as compared to the 1999 period. The increase in gross margins in Aerospace and Defense is primarily due to efficiencies achieved as a result of increased sales and product mix.

         Administrative expenses for the year ended December 31, 2000 decreased 10% to $20.2 million from $22.3 million for the comparable period in 1999. As a percent of sales, administrative expenses increased to 21% compared to 17% in 1999. The decrease in administrative expense was attributable to the sale of our commercial airline seat operation in January 2000, which incurred administrative expenses of $8.0 in the 1999 period, offset partially by recording an additional charge of approximately $1.5 million related to the termination of our self-funded employee health plan. Commercial Products administrative expenses decreased $6.1 million or 46% and as a percentage of sales decreased to 15% from 17% for the comparable period in 1999. The decrease in Commercial Products administrative expenses was primarily attributable to the disposition of the commercial airline seating business in January 2000, partially offset by increases in allocated corporate costs. Aerospace and Defense administrative expenses increased $3.4 million or 44% principally due to increased business volume and allocated corporate costs. As a percentage of sales, Aerospace and Defense administrative expenses increased to 22% from 16% for the comparable period in 1999. Corporate operating expenses increased $0.5 million or 35% as compared to the comparable 1999 period. This increase was primarily attributable to the termination of our self-funded employee health plan partially offset by increases in allocated costs to operating units.

         Operating income increased $17.1 million to $0.5 million from a loss of $16.6 million in 1999. The increase was primarily attributable to a $18.2 million restructuring charge recorded in 1999 partially offset by recording a $4.2 million write-down in long-lived assets, $2.2 million in executive severance and $0.4 million in additional restructuring costs. The write-down in long-lived assets primarily represents production lines used to make an earlier version of our automotive inflatable products.

         Interest expense for the year ended December 31, 2000 increased 38% to $9.9 million from $7.2 million for the comparable period in 1999. The increased in interest expense is primarily attributable to the increased cost of capital associated with the debt refinancing completed in December 1999.

         The effective income tax rate for the year ended December 31, 2000 approximated 22% and in 1999 approximated 35%. The decrease in the year 2000 income tax rate is primarily attributable to recognizing a valuation reserve associated with state net operating loss carryforwards for which realization is uncertain.

DISCONTINUED OPERATIONS

         Our board of directors adopted a plan to dispose of our rail and mass transit seating operations in 1998. Accordingly, the operating results of this operation, including a provision for loss upon disposition, was segregated from continuing operations and was reported as discontinued operations.

         We completed the sale of this business to one of our former directors in 1999 and received consideration of $100,000 cash, assumption of approximately $4,700,000 in liabilities and two promissory notes in the amount of $1,996,000 and $8,118,008. At December 31, 1999 we recorded a valuation allowance for the promissory notes remaining balance because ultimate collection was uncertain. Any future payments of principal received will be accounted for under the cost recovery method of accounting as a component of discontinued operations. The final disposal of the discontinued rail and mass transit seating operation resulted in a loss on disposal of $7,238,109, net of tax benefit of $3,898,000, during the year ended December 31, 1999.

         In August 2000, we agreed to amend and restate the Asset Purchase and Sale Agreement. The amended and restated agreement adjusted the total sales price to $4,062,500 to be paid in $2,000,000 cash and a promissory note in the amount of $2,062,500. The promissory note provides for interest at 8-1/2% payable quarterly with the outstanding principal and accrued interest due on August 31, 2004. The $2,000,000 cash receipt has been recorded as a recovery in discontinued operations and the remaining note balance will continue to be accounted for under the cost recovery method of accounting. The $2,000,000 cash recovery, offset by additional settlement charges of $370,000, resulted in a gain on disposal of discontinued operations of $879,000, net of tax expense of $751,000, during the year ended December 31, 2000.

         Under the Asset Purchase and Sale Agreement, as amended and restated, we retained the liability for claims incurred through August 31, 1999 under its self funded health insurance plan and have agreed to indemnify the acquiring company for any customary warranty and litigation claims. In January 2001, we entered into a Settlement Agreement and Release of Claims with a prior customer in order to dispose of outstanding litigation and reduce legal fees. The settlement agreement required us to pay $815,000 in four equal installments of $203,750 plus accrued interest at 7-1/2% beginning January 20, 2001. This obligation was satisfied at December 31, 2001. In exchange for the settlement, we received dismissal of lawsuits with prejudice, mutual release of liabilities and extinguishment of any future warranty claims.

         For the eight months ended August 31, 1999, revenues for the rail and mass transit operations were $8,247,294 and operating losses were $5,219,882. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

INFLATION

         We do not believe that we are significantly impacted by inflation.

RESEARCH AND DEVELOPMENT

         Our research and development occurs primarily under fixed-price, government funded contracts as well as company sponsored efforts. The revenue received under government funded contracts is recorded under the percentage-of-completion method of accounting, and the costs of independent research and development efforts are expensed as incurred.

         Historically, research and development efforts have fluctuated based upon available government-funded contracts. We anticipate that future fluctuations may also occur and that absent government funded research, we will directly fund research and development efforts to expand our inflatable restraint, commercial airliner seating, and other technologies. As noted in Note 16 to the Consolidated Financial Statements, our costs for research and development to advance our technologies were $11.2 million in 2001, of which $4.8 million was internally funded.

LIQUIDITY AND CAPITAL RESOURCES

         We define liquidity as the ability to access cash to meet operating and capital needs. Our primary source of cash in 2001 was from our revolving line of credit ("RLC").

         Our ability to continue to fund working capital and debt service requirements during the next year will be dependent upon cash flows generated from operations. In 2001, we adopted a successful restructuring plan for our business which included narrowing the focus of our operation, consolidation of certain of our operating units, reduction in workforce, a strategy to monetize our technology portfolio, the elimination of nonessential research and development costs, and a plan to restructure our balance sheet through the refinancing of our debt structure, and a program of debt reduction through improved earnings and strategic disposition of assets. During 2001, we completed our operating units' consolidation, reduction in workforce, elimination of nonessential research and development and debt refinancing. These operating changes contributed to our improvement in income from operations before special charges of approximately $6.5 million in 2001. We also successfully refinanced our Senior Notes in September 2001. Prior to this refinancing, we were in non-monetary default and subject to default interest rates. Total default interest paid during 2001 was approximately $0.8 million.

         Our ability to generate sufficient cash flow from operations is principally dependent upon our ability to continue to increase revenue and contain operating expenses. At December 31, 2001, the Aerospace and Defense segment has total backlog of $141 million, of which $48 million is funded and $93 million is unfunded (see "Government Contracts"). A factor that could impact our ability to generate Aerospace and Defense revenue would be limitations on acquiring certain raw materials. Our supply contracts for the ITS(R) are based upon the production the next years requirements of the OEMs. Our ability to maintain Commercial Products revenue will be predominately related to our ability to properly hedge our foreign currency transaction risk as the majority of this revenue is Euro dollar denominated. We are continually reviewing our revenue and cost forecasts so that we can react to changes in our operations and liquidity position. See "Risks and Uncertainties in the Business."

         Because of our 2001 management and operational re-alignment, we believe that operating cash flows generated and existing availability under our RLC will be adequate to fund our operations.

         We believe we have sufficient manufacturing capacity, at December 31, 2001, to meet our anticipated future delivery requirements. We may, however, seek to obtain additional capital should demand for our products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for our products and technologies.

         On December 30, 1999, we executed agreements with an asset based lender for a $17.0 million RLC and a $5.0 million Senior Secured Note, and with an accredited investor for two Senior Secured Notes totaling $20.0 million. Net proceeds under these agreements was $34.8 million and were used to replace our previous outstanding revolving line of credit and two term notes payable with a bank totaling $29.3 million, retire $4.3 million of our 10% Senior Subordinated Convertible Notes and repay one note payable to the Chairman of the Board in the amount of $1.0 million. As a result of the above refinancing, a pre-tax extraordinary charge on early retirement of debt was recorded for the write-off of $0.2 million in deferred financing fees in 1999. The $5.0 million Senior Secured Term Note Payable with the asset based lender was retired in February 2000 with proceeds received from the sale of our airline seat manufacturing operation.

         Our availability under the RLC is dependent upon the relative balances of trade accounts receivable, contract costs and estimated earnings in excess of billings and inventories and each of their relative advance percentages and advance limits. During the third quarter 2001, we amended our RLC to increase the advance rate related to contract costs and estimated earnings in excess of billings from 15% to 40% subject to a maximum advance limit of $3.5 million. This maximum advance limit is subject to a subsequent reduction of $0.5 million each quarter beginning with December 2001, until it is reduced to its original advance limit of $1.5 million in

September 2002. During the first quarter 2002, we amended our RLC to increase the amount we are limited to incur in annual operating leases commitments effective for our fiscal year ending December 31, 2001. The revolving line of credit accrues interest at the Chase Manhattan prime rate or LIBOR plus 2.4% based upon the rate we select, matures December 30, 2003 and renews automatically unless terminated by either party with proper notice. At December 31, 2001, the RLC had an outstanding balance of $11.5 million with an average interest rate of 5.5% and additional borrowing availability of $3.7 million. At December 31, 2000, the RLC had an outstanding balance of $5.3 million with an average interest rate of 9.5% and additional borrowing availability of $8.1 million.

         The Financing Agreement contains covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. We were in compliance with all of these covenants at December 31, 2001.

         On September 26, 2001, we completed a financing with an accredited investor of $25,000,000 in a Senior Secured Note due December 31, 2003. The financing allowed us to repay the lender under our previous Term Notes for which we had been in non-monetary default since December 31, 2000. In connection with the repayment of this debt, an extraordinary loss on early extinguishment of debt of $2,182,900, net of an income tax benefit of $1,633,000, has been recorded. The pre-tax extraordinary loss of $3,815,900 included pre-payment penalties and interest charges of $1,361,590, and unamortized deferred finance fees and loan discounts totaling $2,454,309.

         The $25,000,000 Senior Secured Note accrues interest payable quarterly at 12.5% and accrues payment in kind ("PIK") interest at 6%, which at our option may be paid quarterly, provided we are in compliance with certain covenants, or capitalized into the note balance. The PIK rate may also be reduced as the our leverage ratio is reduced. The Senior Secured Note contains covenants that require the maintenance of certain defined financial ratios and limits additional borrowings and capital expenditures. We were in compliance with all of these covenants at December 31, 2001. The Senior Secured Note is secured by our assets.

         In December 1999, two Senior Secured Notes in the amounts of $5,000,000 (the "Term Note A") and $15,000,000 (the "Term Note B") (together the "Term Notes") were issued with a warrant to purchase 850,000 shares of common stock at $5.00 per share. The warrant was subsequently repriced to $1.625. These Term Notes were retired on September 26, 2001 from the proceeds received from the $25,000,000 Senior Secured Note. We had recorded an original issue discount of $2,300,000 and a repricing discount of $407,000 related to the stock warrant. The discounts were being amortized over the term of the underlying notes using the effective interest method. The Term Note A originally matured on September 30, 2000 and was subsequently extended to October 1, 2001. The Term Note A accrued interest payable monthly at 15% and provided for an additional monthly bridge fee of $25,000. The Term Note A was redeemable with a 30-day notice at any time without penalty. The Term Note B original maturity was June 30, 2003 and provided for cash interest to be paid monthly at 12.25% and interest to be capitalized into the note principal balance at 3% per annum. The Term Note B was redeemable with a 30-day notice at 105% of principal on or before December 31, 2001.

         In November 1998, we completed a private placement to accredited investors of $3,238,000 of our 9-1/2% Senior Subordinated Notes (the "9-1/2% Notes") and received proceeds of $1,025,000 and exchanged $2,213,000 of our 12% Notes. The 9-1/2% Notes are due on September 30, 2003 and bear interest at 9-1/2% per annum, payable semi-annually. The 9-1/2% Notes may be redeemed at our option, upon at least 30 days notice, in whole or in part on a pro rata basis, on and after April 30, 1999, at 102% of par value plus accrued interest payable to the redemption date.

         During 1997, we completed the public offering of $34.5 million of our 8% Senior Subordinated Convertible Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of our common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at our option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date.

         The indenture relating to the 9-1/2% Notes and the 8% Notes contains certain covenants including limitations on additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, we may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The 9-1/2% Notes and the 8% Notes become due upon successful acceleration of $10 million or more in senior debt. We were in compliance with all of the covenants of this indenture at December 31, 2001.

         A summary of our contractual obligations and commercial commitments is provided below:

Contractual               Long-Term    Capital Lease    Operating
Obligations                  Debt       Obligations      Leases           TOTAL
                        ------------   ------------   ------------    --------------
2002                    $    993,682   $     34,736   $  2,277,149    $    3,305,567
2003                      28,458,893          7,275      2,111,110        30,577,278
2004                      31,350,123                     1,904,758        33,254,881
2005                         963,398                     1,861,618         2,825,016
2006                                                     1,697,956         1,697,956
Thereafter                                               6,699,382         6,699,382
                        ------------   ------------   ------------    --------------
Total Contractual Cash
     Obligations        $ 61,766,096   $     42,011   $ 16,551,973    $   78,360,080
                        ============   ============   ============    ==============

Commercial Obligations     Lines of        Lease
                            Credit      Guarantees         TOTAL
                        ------------   ------------   --------------
2002                    $              $    682,000   $      682,000
2003                      11,488,639        603,000       12,091,639
2004                                        368,000          368,000
Thereafter                                                         0
                        ------------   ------------   --------------
Total Commercial
     Obligations        $ 11,488,639   $  1,653,000   $   13,141,639
                        ============   ============   ==============

         Operating activities used approximately $1.0 million of cash during the year ended December 31, 2001, compared to providing $3.0 million of cash during the same period in 2000. The decrease is primarily attributable to the receipt of $11.0 million in conjunction with the settlement of outstanding litigation during the 2000 period. Cash used in operating activities is due to increases in accounts receivable, inventory, other assets and reductions in restructuring and other liabilities partially offset by improved operating earnings and increases in accounts payable. The increase in cash used to build accounts receivable and inventories is primarily attributable to our Aerospace and Defense segment and is related to increased revenue, while the increase in other assets is attributable to deferred development costs reimbursable under a supply contract in our Commercial Products segment. Trade payables increased $1.2 million and is primarily attributable to our increase in inventory. Cash used to reduce restructuring and other accrued liabilities is attributable to the payment of restructuring lease liabilities and previously existing obligations for employee medical claims under our self-funded medical insurance plan which was terminated, settlement of litigation related to our previously discontinued operation and accrued executive severance costs.

         Investing activities used approximately $4.9 million during the period ended December 31, 2001, principally attributable to leasehold improvements made in relation to the relocation of our largest manufacturing divisions and additional investment in our patent portfolio, partially offset by proceeds received from the sale of substantially all the assets of our airline softgoods manufacturing subsidiary.

         Financing activities provided approximately $5.5 million principally from proceeds received under our line of credit which had been paid down considerably in the previous year from the proceeds received in connection with the legal settlement in 2000 mentioned above. In September 2001, we replaced our previous two Senior Secured Notes with a face amount of approximately $20.2, million and for which we were in non-monetary default, with a $25.0 million Senior Secured Note.

SEASONALITY

         We do not believe that we are currently significantly impacted by seasonal factors.

FORWARD LOOKING INFORMATION AND RISKS AND UNCERTAINTIES IN THE BUSINESS

         A wide variety of factors affect our operating and financial results and could adversely impact our revenues, profitability and cash flows. Our liquidity and available working capital are significantly dependent upon our ability to refinance our current indebtedness on terms more favorable to us than certain of our existing indebtedness, as well as upon our cash flow from operations and, potentially, upon proceeds from asset sales, licensing, or financings. Improved cash flow from operations may depend on our ability to continue to implement cost cutting initiatives.

         Many of our products are subassemblies in final products. We act as a subcontractor to defense industry prime contractors and as a component supplier to automotive OEM first tier systems suppliers. Accordingly, to gain and retain market acceptance, we must continue to demonstrate that our products will provide advantages to the manufacturers of final products, including increasing product safety and providing such manufacturers with competitive advantages.

         Although we have long established relationships with a number of our Aerospace and Defense customers, we do not typically have significant long-term supply contracts with these customers. Our customers typically do not commit to long-term production schedules and, as a result, customer orders generally are subject to cancellation or delay. Reliance upon defense contracts involves certain risks, including dependence on congressional appropriations and changes in governmental policies that reflect military and political developments. See "Government Contracts."

         In our Commercial Products segment, we operate in the highly competitive automotive safety industry. As most of our competitors have greater resources than we do, our success in this industry is largely dependent on our ability to build and maintain strategic alliances with large first tier contractors. Our ability to compete effectively in this industry also depends on our ability to remain competitive in pricing, service, and performance, including competing with our first tier partners. In addition, automotive OEMs continually exert downward pressure on prices, forcing us to innovate in order to maintain or increase margins from year to year.

         Other factors pertinent to our ability to meet our current and future financial projections include:

         -        our leveraged status and the level and cost of our debt;

         -        the continued reduction of our fixed expenses;

         - our ability to effectively hedge against foreign currency risks;

         - our ability to continue to provide design and manufacturing services products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

         - the cyclical nature of the automobile industry and other markets addressed by our products;

         -        the level and makeup of military expenditures;

         - contract mix and shifting production and delivery schedules among our market segments;

         - the continued availability of strategic raw materials and supplies;

         - the amount of resources available for independent research and development;

         - proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products;

         -        technological changes.

         As used throughout this report, the words "estimate," "anticipate," "expect," "should," "intend," "project," "target," or other expressions that indicate future events identify forward looking statements that are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and trends may differ materially. Risks include those described herein and in our registration statements and periodic reports filed with the U.S. Securities and Exchange Commission.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         We have short-term borrowings supported by a long-term revolving Financing Agreement which subjects us to the risk of loss associated with movements in market interest rates.

         At December 31, 2001, we had $11.5 million in short-term borrowings outstanding and $60.8 million in long-term debt outstanding. The long-term debt is fixed-rate debt and, accordingly, does not expose us to risk of earnings loss due to changes in market interest rates (see Note 8 to the our Consolidated Financial Statements). The short-term borrowings of $11.5 million are variable rate obligations.

         If the variable rates were to change by 10% from December 31, 2001, annual interest expense associated with the variable-rate debt would change by approximately $1.2 million pretax.

CURRENCY EXCHANGE RATE RISK

         We have currency exposures related to buying and selling in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. Currently, our most significant exposure relates to the Euro and Pound Sterling. We have supply contracts for our ITS(R) that are Euro dollar denominated. We also maintain a manufacturing facility in the United Kingdom for which we fund its operating expenses such as facility costs and payroll in Pound Sterling. We are currently evaluating a foreign currency hedging policy to mitigate our associated risks however, we do not have one in place at this time. At December 31, 2001, we had $3.3 million in trade receivables that were originally denominated in Euros and were converted to U.S. dollars based upon the relative transaction date exchange rates. If the Euro exchange rate were to fall against the U.S. Dollar by 10% from December 31, 2001, pretax translation losses of approximately $0.3 million would be incurred.

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

     b. Reports on Form 8K. We reported the refinancing of our senior secured notes, which had been in technical default, on Form 8-K dated October 1, 2001. On December 3, 2001, we reported on Form 8-K the filing of a registration statement on Form S-8 for the issuance of up to 650,000 shares of our common stock under two of our employee benefit plans.

     c. Exhibits. The following Exhibits are included pursuant to Item 601 of Regulation S-K.

  NO.                                                DESCRIPTION                                              REFERENCE
   3.1       Articles of Incorporation of Simula, Inc., as amended and restated..........................        (2)
   3.2       Bylaws of Simula, Inc., as amended and restated.............................................        (1)
   4.7       Indenture dated April 1, 1997, in connection with the Company's issuance of the 8%
             Senior Subordinated Convertible Notes due May 1, 2004.......................................        (6)
  10.11      1992 Stock Option Plan, as amended effective September 15, 1998.............................        (4)
  10.12      1992 Restricted Stock Plan..................................................................        (1)
  10.21      1994 Stock Option Plan, as amended effective September 15, 1998.............................        (4)
  10.26      Simula, Inc. Employee Stock Purchase Plan...................................................        (2)
  10.37      Simula, Inc. 1999 Incentive Stock Option Plan ..............................................        (5)
  10.41      Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999 .......        (6)
  10.41A     Amendment Number Three to Financing Agreement between the Company and The CIT
             Group/Business Credit, Inc. dated September 26, 2001........................................        (7)
  10.45      Loan Agreement between the Company and Allied Capital Corporation dated September 26,
             2001........................................................................................        (7)
  10.46      Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001,
             effective October 1, 2000...................................................................        (7)
  10.47      Employment Agreement between the Company and J. Michael Miller dated November 12, 2001,
             effective January 8, 2001...................................................................        (7)
  10.48      Employment Agreement between the Company and Joseph Coltman dated December 13, 2001,
             effective October 13, 2000..................................................................         *
  10.49      Employment Agreement between the Company and John S. Hodgson dated February 1, 2002,
             effective February 11, 2002.................................................................         *
  18.        Preference Letter re: change in accounting principles ......................................        (3)
  21.        Subsidiaries of the Company ................................................................        (6)

---------

*        Filed herewith.

(1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2) Filed with Definitive Proxy on May 15, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.

(2)      Filed with report on Form 10-Q for the quarter ended June 30, 1996.

(3) Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4) Filed as Appendix A with Definitive proxy on May 14, 1999, for the Company's Annual Meeting of Shareholders held on June 17, 1999.

(5)      Filed with report on Form 10-K for the year ended December 31, 1999.

(6)      Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7) Filed with report on Form 10-Q for the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tempe, State of Arizona, on March 28, 2002.

                                        SIMULA, INC.


                                        By /s/   Bradley P. Forst
                                           -------------------------------------
                                                 Bradley P. Forst, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                               TITLE                                   DATE
         ---------                               -----                                   ----
/s/    Bradley P. Forst            President, Chief Executive Officer               March 28, 2002
----------------------------         and Director
       Bradley P. Forst

/s/    John S. Hodgson             Executive Vice President, Chief                  March 28, 2002
----------------------------         Financial Officer and Treasurer
       John S. Hodgson               (Principal Financial and
                                     Accounting Officer)

                *                  Chairman of the Board of Directors               March 28, 2002
----------------------------
       Stanley P. Desjardins

                *                  Director                                         March 28, 2002
----------------------------
       James C. Withers

                *                  Director                                         March 28, 2002
----------------------------
       Robert D. Olliver

                *                  Director                                         March 28, 2002
----------------------------
       John M. Leinonen

                *                  Director                                         March 28, 2002
----------------------------
       Lon A. Offenbacher

                *                  Director                                         March 28, 2002
----------------------------
       S. Thomas Emerson

                *                  Director                                         March 28, 2002
----------------------------
       Jack A. Henry

                *                  Director                                         March 28, 2002
----------------------------
       Peter W. Schutz

*By: /s/   Benjamin G. Clark
    ------------------------
           Benjamin G. Clark

                                  SIMULA, INC.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report ....................................    F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000 ....    F-3

Consolidated Statements of Operations for each of the three
      years ended December 31, 2001 .............................    F-4

Consolidated Statements of Shareholders' Deficit and
      Comprehensive Income for each of the three years ended
      December 31, 2001 .........................................    F-5

Consolidated Statements of Cash Flows for each of the three
      years ended December 31, 2001 .............................    F-6 to F-7

Notes to Consolidated Financial Statements ......................    F-8 to F-25

                          INDEPENDENT AUDITORS' REPORT





Directors and Shareholders
Simula, Inc. and Subsidiaries
Phoenix, Arizona



We have audited the accompanying consolidated balance sheets of Simula, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Simula, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




Deloitte & Touche LLP

March 15, 2002
Phoenix, Arizona

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                             2001               2000
                                                                        ------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $    362,319       $    746,078
  Contract and trade receivables - Net                                    26,441,295         24,992,446
  Inventories                                                              7,384,222          5,927,139
  Deferred income taxes                                                    2,596,000          3,243,000
  Prepaid expenses and other                                                 915,547            739,297
                                                                        ------------       ------------
     Total current assets                                                 37,699,383         35,647,960
PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS -Net                      10,545,449          8,345,520
DEFERRED INCOME TAXES                                                     34,985,000         34,340,000
DEFERRED FINANCING COSTS                                                   4,059,630          3,534,759
INTANGIBLES - Net                                                          3,333,896          3,115,689
OTHER ASSETS                                                               2,029,933            914,474
                                                                        ------------       ------------
TOTAL                                                                   $ 92,653,291       $ 85,898,402
                                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Revolving line of credit                                              $ 11,488,639       $  5,329,429
  Trade accounts payable                                                   6,972,576          5,966,003
  Other accrued liabilities                                                8,394,234         10,729,569
  Deferred revenue                                                         1,540,247          2,316,934
  Accrued restructuring costs                                              1,313,931          1,911,115
  Advances on contracts                                                    2,049,645          1,098,976
  Current portion of long-term debt                                          993,682         19,711,509
                                                                        ------------       ------------
     Total current liabilities                                            32,752,954         47,063,535
DEFERRED REVENUE                                                           1,367,002          2,602,010
DEFERRED LEASE COST                                                          400,914            142,999
LONG-TERM DEBT - Less current portion                                     60,772,414         36,750,894
                                                                        ------------       ------------
     Total liabilities                                                    95,293,284         86,559,438
                                                                        ------------       ------------
SHAREHOLDERS' DEFICIT
  Preferred stock, $.05 par value -  authorized 50,000,000 shares;
     none outstanding
  Common stock, $.01 par value -  authorized 50,000,000 shares;
     issued 12,892,858 and 12,190,011 respectively                           128,929            121,900
  Additional paid-in-capital                                              62,412,546         62,149,281
  Accumulated deficit                                                    (63,377,118)       (62,343,824)
  Accumulated other comprehensive income                                  (1,804,350)          (588,393)
                                                                        ------------       ------------
     Total shareholders' deficit                                          (2,639,993)          (661,036)
                                                                        ------------       ------------
TOTAL                                                                   $ 92,653,291       $ 85,898,402
                                                                        ============       ============

                See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                    2001                2000               1999
                                                               -------------       -------------       -------------
Revenue                                                        $ 106,794,159       $  97,295,471       $ 131,392,426
Cost of revenue                                                   70,294,828          65,224,828         102,984,129
                                                               -------------       -------------       -------------
Gross margin                                                      36,499,331          32,070,643          28,408,297
Administrative expenses                                           16,907,571          20,163,228          22,329,142
Research and development                                           4,775,966           4,659,875           4,350,162
Restructuring charges                                                367,000             375,000          18,377,239
Employee severance expense                                           473,000           2,222,619
Write-off of long-lived assets                                                         4,167,386
Loss on sale of assets                                               543,000
                                                               -------------       -------------       -------------
Operating income (loss)                                           13,432,794             482,535         (16,648,246)
Interest expense                                                 (10,350,188)         (9,974,864)         (7,246,105)
                                                               -------------       -------------       -------------
Income (loss) before income taxes, discontinued
    operations and extraordinary item                              3,082,606          (9,492,329)        (23,894,351)
Income tax (expense) benefit                                      (1,933,000)          2,584,000           8,437,000
                                                               -------------       -------------       -------------
Income (loss) before discontinued operations and
    extraordinary item                                             1,149,606          (6,908,329)        (15,457,351)
Earnings (loss) from discontinued operations, net of
    related income tax (expense) benefit of ($751,000) and
    $ 3,898,000                                                                          879,000          (7,238,109)
Extraordinary gain (loss) on early retirement of debt,
    net of related income tax benefit (expense) of $1,633,000,
    ($415,000) and $81,000                                        (2,182,900)          1,108,933            (151,295)
                                                               -------------       -------------       -------------
Net loss                                                          (1,033,294)         (4,920,396)        (22,846,755)
Dividends on preferred stock                                                           1,082,802             279,536
                                                               -------------       -------------       -------------
Net loss available to common shareholders                      $  (1,033,294)      $  (6,003,198)      $ (23,126,291)
                                                               =============       =============       =============

Loss per common share - basic:
Income (loss)  before discontinued operations and
     extraordinary item                                        $        0.09       $       (0.70)      $       (1.54)
Earnings (loss) from discontinued operations                              --                0.08               (0.71)
Extraordinary (loss) gain on early extinguishment of debt              (0.18)               0.10               (0.01)
                                                               -------------       -------------       -------------
Net loss                                                       $       (0.09)      $       (0.52)      $       (2.26)
                                                               =============       =============       =============

Loss per common share - diluted:
Income (loss) before discontinued operations and
      extraordinary item                                       $        0.09       $       (0.70)      $       (1.54)
Earnings (loss) from discontinued operations                              --                0.08               (0.71)
Extraordinary (loss) gain on early extinguishment of debt              (0.17)               0.10               (0.01)
                                                               -------------       -------------       -------------
Net loss                                                       $       (0.08)      $       (0.52)      $       (2.26)
                                                               =============       =============       =============

                See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                                       COMMON STOCK              ADDITIONAL     ACCUMULATED
                                                ----------------------------      PAID-IN        (DEFICIT)
                                                   SHARES          AMOUNT         CAPITAL         EARNINGS
                                                ------------    ------------    ------------    ------------
BALANCE, January 1, 1999                           9,915,391    $     99,154    $ 51,742,593    $(33,214,335)
Net loss                                                                                         (22,846,755)
Issuance of common shares                            111,362           1,114         506,252
Conversion of redeemable convertible Series A
  Preferred Stock and accrued dividends thereon    1,077,074          10,770       5,414,464
Preferred Stock dividends                                                                           (279,536)
Minimum pension liability adjustment
Warrants issued                                                                    2,300,000
Tax benefit from employee stock option plans                                          24,000
Currency translation adjustment
                                                ------------    ------------    ------------    ------------
BALANCE, December 31, 1999                        11,103,827         111,038      59,987,309     (56,340,626)

Net loss                                                                                          (4,920,396)
Issuance of common shares                            180,584           1,806         323,151
Conversion of redeemable convertible Series A
  Preferred Stock and accrued dividends thereon      905,600           9,056       1,298,095
Preferred Stock dividends                                                                         (1,082,802)
Minimum pension liability adjustment
Stock option compensation                                                            129,726
Warrants repriced                                                                    407,000
Tax benefit from employee stock option plans                                           4,000
Currency translation adjustment
                                                ------------    ------------    ------------    ------------
BALANCE, December 31, 2000                        12,190,011         121,900      62,149,281     (62,343,824)

Net loss                                                                                          (1,033,294)
Issuance of common shares, net of expenses of
    $ 12,000                                         702,847           7,029         202,865
Minimum pension liability adjustment
Stock option compensation                                                             79,400
Repurchase stock options                                                             (19,000)
Currency translation adjustment
                                                ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2001                        12,892,858    $    128,929    $ 62,412,546    $(63,377,118)
                                                ============    ============    ============    ============

                                                 ACCUMULATED
                                                    OTHER           TOTAL
                                                COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                                                    INCOME         DEFICIT          INCOME
                                                -------------   -------------   -------------
BALANCE, January 1, 1999                         $    (57,751)   $ 18,569,661
Net loss                                                          (22,846,755)   $(22,846,755)
Issuance of common shares                                             507,366
Conversion of redeemable convertible Series A
  Preferred Stock and accrued dividends thereon                     5,425,234
Preferred Stock dividends                                            (279,536)
Minimum pension liability adjustment                  194,647         194,647         194,647
Warrants issued                                                     2,300,000
Tax benefit from employee stock option plans                           24,000
Currency translation adjustment                      (519,711)       (519,711)       (519,711)
                                                 ------------    ------------    ------------
BALANCE, December 31, 1999                           (382,815)      3,374,906    $(23,171,819)
                                                                                 ============
Net loss                                                           (4,920,396)   $ (4,920,396)
Issuance of common shares                                             324,957
Conversion of redeemable convertible Series A
  Preferred Stock and accrued dividends thereon                     1,307,151
Preferred Stock dividends                                          (1,082,802)
Minimum pension liability adjustment                  (94,969)        (94,969)        (94,969)
Stock option compensation                                             129,726
Warrants repriced                                                     407,000
Tax benefit from employee stock option plans                            4,000
Currency translation adjustment                      (110,609)       (110,609)       (110,609)
                                                 ------------    ------------    ------------
BALANCE, December 31, 2000                           (588,393)       (661,036)   $ (5,125,974)
                                                                                 ============
Net loss                                                           (1,033,294)   $ (1,033,294)
Issuance of common shares, net of expenses of
    $ 12,000                                                          209,894
Minimum pension liability adjustment               (1,215,411)     (1,215,411)     (1,215,411)
Stock option compensation                                              79,400
Repurchase stock options                                              (19,000)
Currency translation adjustment                          (546)           (546)           (546)
                                                 ------------    ------------    ------------
BALANCE, DECEMBER 31, 2001                       $ (1,804,350)   $ (2,639,993)   $ (2,249,251)
                                                 ============    ============    ============

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                         2001               2000               1999
                                                                    ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (1,033,294)      $ (4,920,396)      $(22,846,755)
  Adjustment to reconcile net loss to net cash from operating activities:
    Depreciation and amortization                                      4,403,870          5,605,714          5,807,563
    Deferred income taxes                                                  2,000         (1,524,000)       (12,442,000)
    (Gain) loss on disposal of discontinued operations                                   (1,630,000)        11,136,109
    Currency translation adjustment                                         (546)          (110,609)          (519,711)
    Restructuring charge                                                 367,000            375,000         18,326,819
    Write-down of trade accounts receivable                                                                  1,290,394
    Write-down of fixed assets                                                            3,981,615
    Loss (gain) on early extinguishment of debt                        3,815,900         (1,523,933)           232,295
    Stock option compensation                                             79,400            129,727
    Capitalized interest                                                 365,246            463,952
    Loss (gain) on sale of assets                                        543,000                              (385,349)
    Changes in net assets and liabilities:
    Contract and trade receivables - net of advances                  (1,247,983)        (1,257,718)        (5,515,796)
    Inventories                                                       (2,001,081)         1,613,431            431,069
    Prepaid expenses and other                                          (183,159)           (10,525)          (127,158)
    Other assets                                                      (1,122,396)          (552,105)            67,972
    Trade accounts payable                                             1,174,121           (138,580)           294,143
    Other accrued liabilities                                         (3,540,121)           408,467           (161,662)
    Deferred revenue                                                  (2,011,695)         2,632,271
    Deferred lease costs                                                 257,915            142,999
    Restructuring reserve                                               (913,672)
    Net assets of discontinued operations                                                                   (4,398,565)
    Net assets held for sale                                                               (637,648)
                                                                    ------------       ------------       ------------
          Net cash (used in) provided by operating activities         (1,045,495)         3,047,662         (8,810,632)
                                                                    ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (4,477,977)        (1,231,275)        (2,800,376)
    Costs incurred to obtain intangibles                              (1,237,409)        (1,009,338)        (4,099,284)
    Proceeds from sale of property, equipment, and intangibles           861,848         12,326,521          2,980,717
                                                                    ------------       ------------       ------------
          Net cash (used in) provided by investing activities         (4,853,538)        10,085,908         (3,918,943)
                                                                    ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under line of credit                   6,159,210         (7,422,166)        (4,148,405)
    New borrowings -  net of expenses                                 22,515,546                            27,160,631
    Repayments under other debt arrangements                         (23,350,376)        (9,430,717)       (13,895,931)
    Issuance of common shares - net of expenses                          209,894            324,957            507,355
    Issuance of preferred shares - net of expenses                                                           7,500,000
    Preferred stock dividends                                                            (1,082,802)          (104,301)
    Repurchased stock options                                            (19,000)
                                                                    ------------       ------------       ------------
          Net cash provided by (used in) financing activities          5,515,274        (17,610,728)        17,019,349
                                                                    ------------       ------------       ------------
NET (DECREASE) INCREASE IN CASH                                         (383,759)        (4,477,158)         4,289,774
CASH AT BEGINNING OF PERIOD                                              746,078          5,223,236            933,462
                                                                    ------------       ------------       ------------
CASH AT END OF PERIOD                                               $    362,319       $    746,078       $  5,223,236
                                                                    ============       ============       ============

                                   (Continued)


                See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                   2001            2000            1999
                                                ----------      ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
Interest paid                                   $8,004,117      $7,541,143      $7,587,792
                                                ==========      ==========      ==========
Taxes paid                                      $  140,827      $   45,002      $   36,513
                                                ==========      ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:

Tax benefits from employee stock plans                          $    4,000      $   24,000
                                                                ==========      ==========

In 2001, we issued 608,734 shares of common stock in exchange for an outstanding stock warrant for 850,000 shares of common stock with an exercise price of $1.625.

In 2000, we executed a note payable in the amount of $800,000 in exchange for the termination of one of our facility operating leases related to the airliner seat operation which was disposed of in January 2000.

In 2000, we executed a note payable for the remaining balance of purchased intellectual property in the amount of $950,000.

In 2000, $1,301,756 of Series A Preferred Stock plus accrued dividends of $5,375 were exchanged for 906,288 shares of common stock.

In 1999, $5,250,000 of Series A Preferred Stock plus accrued dividends of $175,234 were exchanged for 1,077,074 shares of common stock.




                See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY -- Simula is a world-recognized safety technology company and leading supplier of human safety and survival products and systems. In our role as a safety technology company, we invent, manufacture, and market advanced occupant seating and restraint systems installed in air, ground, and sea transport vehicles for the military, aerospace, and automotive industries.

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively "we" and "our"). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 and 2000 financial statements in order to conform to the 2001 presentation.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Described below are those generally accepted accounting principles particularly significant to us, including those selected from acceptable alternatives.

     a. Revenue related to government contracts results principally from long-term fixed price contracts and is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Adjustments to this measurement are made however, when management believes that costs incurred materially exceed effort expended. Contract costs include all direct material and labor costs, along with certain overhead costs related to contract production. Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it is determined that such losses will occur.

          Revenue derived from the sale of commercial products is recognized at contractual amounts when the product is shipped.

          Revenue related to nonrefundable license fees that are payable at the initiation of a licensing agreement are recognized immediately in income when received or when collectibility is reasonably assured, provided that there are no future obligations or performance requirements. Nonrefundable license fees that are in essence, a prepayment of future royalties, are recognized as revenue on a straight-line basis over the term of the initial license.

     b. Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of contract and trade accounts receivable. The U.S. military comprise a significant portion of our Aerospace and Defense segment customer base. Contracts and accounts receivable from the U.S. Military at December 31, 2001 were $9.8 million and at December 31, 2000 were $5.6 million. We have performed work for the U.S. military since 1975. The work performed is procured by nearly all of the branches of military on numerous individual contract awards. Historically we have not experienced significant bad debts.

     c. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d. Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the balance sheet date. The effects of exchange rate fluctuations on translation of assets and liabilities are reported as a separate component of shareholders' equity.

     e. Asset impairment - We review the carrying value of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment losses, if any, are recorded as a component of earnings from operations.

     f. Stock based compensation - We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". We provide pro forma disclosure of net income and earnings per share as if the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", had been applied in measuring compensation expense (see Note 10).

     g. Inventories include raw materials not yet applied to contracts and raw materials, work-in-process and finished goods applicable to commercial products. Inventories are recorded at cost and are carried at the lower of cost or net realizable value. Amounts are removed from inventory using the first-in first-out method.

     h. Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and impairment write-downs pursuant to SFAS No. 121. Amortization of capital leases and leasehold improvements is calculated on a straight-line basis over the life of the asset or term of the lease, whichever is shorter. Depreciation on equipment is calculated on a straight-line basis over estimated useful lives of three to twelve years and buildings are depreciated on a straight-line basis over estimated useful lives of thirty years.

     i. Intangibles are recorded at cost, net of accumulated amortization and impairment write-downs pursuant to SFAS No. 121. We acquire intangible assets in the normal course of business. Intangibles are amortized on a straight-line basis over 7 to 20 years.

     j. Deferred financing costs are amortized over the life of the related debt using the effective interest method.

     k. Research and Development - We perform internal research and development activities as well as research and development activities contracted by our customers. Research and development costs are expensed as incurred. Internal research and development costs are included as a component of general and administrative expenses. Research and development costs of customer contracted research and development activities are included in cost of goods sold.

     l. Income taxes are accounted for under the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Net deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized.

     m. (Loss) earnings per common share - SFAS No. 128, "Earnings Per Share," requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. Basic earnings per share amounts, for the year ended December 31, 2001, are calculated using the weighted average outstanding shares of 12,299,996. Diluted earnings per share amounts, for the year ended December 31, 2001, includes the effect of 381,893 weighted average outstanding shares related to stock options and warrants to purchase common stock and does not include the effect of 1,774,074 shares of common stock to be issued upon conversion of the 8% Notes because the result would be anti-dilutive. Earnings per share amounts for the years ended December 31, 2000 and 1999 are calculated using only weighted average outstanding shares of 11,450,810 and 10,230,720, respectively. Options and stock warrants to purchase common stock and shares to be issued upon conversion of the 8% Notes totaling 7,134,621 for the year ended December 31, 2000 were not used for computing diluted earnings per share because the results would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the Preferred Stock, 8% Notes and the 10% Notes totaling 6,119,039 for the year ended December 31, 1999 were not used for computing diluted earnings per share because the result would be anti-dilutive.

     n. New accounting pronouncements - In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS no. 142 "Goodwill and Other Intangible Assets". SFAS No 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that systematic amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes existing accounting guidance on asset impairment under SFAS No. 121. Among other provisions, the new standards change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. We will adopt SFAS No. 142 and SFAS No. 144 effective January 1, 2002 and do not anticipate that the new standards will have a material impact on our financial position or results of operations.


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

     At December 31, receivables include the following:

                                                                2001               2000
                                                            ------------       ------------
   United States Government:
       Billed receivables                                   $  6,857,997       $  5,002,390
       Cost and estimated earnings in excess of billings       6,454,932          4,357,186
                                                            ------------       ------------
   Total United States Government                             13,312,929          9,359,576
                                                            ------------       ------------
   Other contracts:
       Billed receivables                                      2,341,534          5,850,756
       Costs and estimated earnings in excess of billings      4,165,178          3,454,235
                                                            ------------       ------------
   Total other contracts                                       6,506,712          9,304,991
                                                            ------------       ------------
   Other trade receivables                                     6,858,654          6,750,879
   Less allowance for doubtful accounts                         (237,000)          (423,000)
                                                            ------------       ------------
       Contract and trade receivables - net                 $ 26,441,295       $ 24,992,446
                                                            ============       ============

3.   INVENTORIES

     At December 31, inventories consisted of the following:

                                                 2001              2000
                                              ----------        ----------
   Raw Materials                              $5,308,956        $4,102,441
   Work in Progress                            1,717,528         1,551,463
   Finished Goods                                357,738           273,235
                                              ----------        ----------
              Total Inventories               $7,384,222        $5,927,139
                                              ==========        ==========

4.   PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     At December 31, property, equipment and leasehold improvements consisted of the following:

                                                                       2001               2000
                                                                   ------------       ------------
   Land                                                            $    816,888       $    816,888
   Buildings and leasehold improvements                               4,585,152          2,023,074
   Equipment                                                         17,471,592         16,558,867
                                                                   ------------       ------------
   Total                                                             22,873,632         19,398,829
   Less accumulated depreciation and amortization                   (12,328,183)       (11,053,309)
                                                                   ------------       ------------
            Property, equipment and leasehold improvements - net   $ 10,545,449       $  8,345,520
                                                                   ============       ============

5.   INTANGIBLES

     At December 31, intangibles consisted of the following:

                                                 2001                2000
                                             -----------         -----------
   Patents and licenses                      $ 3,695,462         $ 3,208,641
   Other                                         577,148             586,465
                                             -----------         -----------
   Total                                       4,272,610           3,795,106
   Less accumulated amortization                (938,714)           (679,417)
                                             -----------         -----------
            Intangibles - net                $ 3,333,896         $ 3,115,689
                                             ===========         ===========

6.   DEFERRED REVENUE

     In connection with a Settlement Agreement reached with Autoliv in September 2000, we licensed certain technologies related to our automotive airbag business. In exchange for these licenses, we received $7.0 million of which approximately $0.7 million was applied against royalties earned and unpaid under our previous marketing and license agreement with Autoliv, $3.0 million was recognized as technology revenue in September 2000 and $3.3 million was deferred and will be recognized into revenue on a straight-line basis over three years. In addition, we received $3.0 million in prepayments to be applied to product delivered in the future. Deferred license revenue was $1,929,676 at December 31, 2001 and was $3,032,344 at December 31, 2000. Prepaid product was $377,571 at December 31, 2001 and was $1,886,600 at December 31, 2000.

     Other deferred revenue consists of amounts received or receivable in connection with nonrefundable license fees which are required to be recognized over the term of the underlying license agreement. Other deferred revenue at December 31, 2001 was $600,000 which will be recognized in revenue on a straight-line basis over the next ten years.

7.   REVOLVING LINE OF CREDIT

     On December 31, 1999, we executed a Financing Agreement with an asset based lender which provided for a $17,000,000 revolving line of credit ("RLC") and a $5,000,000 Senior Secured term note payable. The proceeds received from this financing together with the proceeds received from the Senior Secured Notes discussed below, were utilized primarily to replace our previous revolving line of credit and two term notes payable with a bank and retire $4,250,000 of our 10% Senior Subordinated Convertible Notes (the "10% Notes"). The $5,000,000 Senior Secured term note was subsequently repaid with the proceeds received from the sale of our airline new seat manufacturing operation in February 2000.

     Our availability under the RLC is dependent upon the relative balances of trade accounts receivable, contract costs and estimated earnings in excess of billings and inventories and each of their relative advance percentages and advance limits. During the third quarter 2001, we amended our RLC to increase the advance rate related to contract costs and estimated earnings in excess of billings from 15% to 40% subject to a maximum advance limit of $3,500,000. This maximum advance limit is subject to a subsequent reduction of $500,000 each quarter beginning in December 2001, until it is reduced to its original advance limit of $1,500,000 in September 2002. During the first quarter 2002, we amended our RLC to increase the amount we are limited to incur in annual operating lease commitments effective for our fiscal year ending December 31, 2001. The revolving line of credit accrues interest at the Chase Manhattan prime rate or LIBOR plus 2.4% based upon the rate we select, matures December 30, 2003 and renews automatically unless terminated by either party with proper notice. At December 31, 2001, the RLC had an outstanding balance of $11,488,639 and additional availability of $3,677,667 for borrowings. The average interest rate on outstanding borrowings at December 31, 2001 was 5.5%.

     The Financing Agreement contains covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. We were in compliance with all of these covenants at December 31, 2001.

     The Financing Agreement may be terminated with 60-days notice prior to each anniversary date of the agreement at no additional cost. If the Financing Agreement is terminated at any other time, an early termination fee may be assessed. The Financing Agreement, as amended, provides for an early termination fee of 1.75% if terminated prior to September 30, 2002 and 1% if the early termination occurs thereafter. The Financing Agreement is secured by our assets.

8.   LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                        2001               2000
                                                                    ------------       ------------
   Senior Secured Note                                              $ 25,016,439       $         --
   Senior Secured Notes, net of discount of $1,927,231                                   18,536,721
   8% Senior Subordinated Convertible Notes                           31,135,000         31,135,000
   9 1/2 % Senior Subordinated Notes                                   3,238,000          3,238,000
   Loans payable, secured by property and equipment                      778,178          1,754,262
   Mortgage note payable, secured by land and buildings                  970,266            998,353
   Loan payable, unsecured                                               590,071            731,324
   Obligations under capital leases, interest at 10% (Note 13)            38,142             68,743
                                                                    ------------       ------------
      Total                                                           61,766,096         56,462,403
   Less current portion                                                 (993,682)       (19,711,509)
                                                                    ------------       ------------
   Long-term debt                                                   $ 60,772,414       $ 36,750,894
                                                                    ============       ============

     On December 30, 1999, we executed agreements with an asset based lender for a $17,000,000 revolving line of credit (Note 7) and a $5,000,000 Senior Secured Note, and with an accredited investor for two Senior Secured Notes totaling $20,000,000. Net proceeds under these agreements was $34,831,949 and were used to replace our previous outstanding revolving line of credit and two term notes payable with a bank totaling $29,333,334, retire $4,250,000 of our 10% Senior Subordinated Convertible Notes and repay one note payable to the Chairman of the Board in the amount of $1,000,000. As a result of the above refinancing, a pre-tax extraordinary charge on early retirement of debt was recorded for the write-off of $232,295 in deferred financing fees in 1999. The $5,000,000 Senior Secured Term Note Payable with the asset based lender was retired in February, 2000 with proceeds received from the sale of our airline new seat manufacturing operation.

     Two Senior Secured Notes in the amounts of $5,000,000 (the "Term Note A") and $15,000,000 (the "Term Note B") (together the "Term Notes") were issued with a warrant to purchase 850,000 shares of common stock at $5.00 per share. The warrant was subsequently repriced to $1.625. These Term Notes were retired on September 26, 2001 from the proceeds received from the $25,000,000 Senior Secured Note. We had recorded an original issue discount of $2,300,000 and a repricing discount of $407,000 related to the stock warrant. The discounts were being amortized over the term of the underlying notes using the effective interest method. The Term Note A originally matured on September 30, 2000 and was subsequently extended to October 1, 2001. The Term Note A accrued interest payable monthly at 15% and provided for an additional monthly bridge fee of $25,000. The Term Note A was redeemable with a 30-day notice at any time without penalty. The original maturity of Term Note B was June 30, 2003 and provided for cash interest to be paid monthly at 12.25% and interest to be capitalized into the note principal balance at 3% per annum. The Term Note B was redeemable with a 30-day notice at 105% of principal on or before December 31, 2001.

     On September 26, 2001, we completed a financing with an accredited investor of $25,000,000 in a Senior Secured Note due December 31, 2003. The financing allowed us to repay the lender under our previous Term Notes for which we had been in non-monetary default since December 31, 2000. In connection with the repayment of this debt, an extraordinary loss on early extinguishment of debt of $2,182,900, net of an income tax benefit of $1,633,000, has been recorded. The pre-tax extraordinary loss of $3,815,900 included pre-payment penalties and interest charges of $1,361,590 and unamortized deferred finance fees and loan discounts totaling $2,454,310.

     The $25,000,000 Senior Secured Note accrues interest payable quarterly at 12.5% and accrues payment in kind ("PIK") interest at 6%, which at our option may be paid quarterly, provided we are in compliance with certain covenants, or capitalized into the note balance. The PIK rate may also be reduced as our leverage ratio is reduced. The Senior Secured Note contains covenants that require the maintenance of certain defined financial ratios and limits additional borrowings and capital expenditures. We were in compliance with all of these covenants at December 31, 2001. The Senior Secured Note is secured by our assets.

     In 1998, we completed a private placement to accredited investors of $3,238,000 of our 9-1/2% Senior Subordinated Notes (the "9-1/2% Notes") and received proceeds of $1,025,000 and exchanged $2,213,000 of our 12% Notes. The 9-1/2% Notes are due on September 30, 2003 and bear interest at 9-1/2% per annum, payable semi-annually. The 9-1/2% Notes may be redeemed at our option, upon at least 30-days notice, in whole or in part on a pro rata basis, on and after April 30, 1999, at 102% of par value plus accrued interest payable to the redemption date.

     In 1997, we completed a public offering of $34.5 million of 8% Senior Subordinated Convertible Notes (the "8% Notes"). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of our common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at our option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date.

     In August, September and October 2000, we repurchased in the open market 8% Notes totaling $3,365,000 at an average discount of 45% resulting in a pre-tax gain on early extinguishment of debt net of transaction costs of $1,523,933.

     The indenture relating to the 9-1/2% Notes and the 8% Notes contains certain covenants including limitations on additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, we may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The 9-1/2% Notes and the 8% Notes become due upon successful acceleration of $10 million or more in senior debt. We were in compliance with all of the covenants of this indenture at December 31, 2000.

     In August 2000, we executed an agreement to purchase certain intellectual property in exchange for $350,000 paid in cash and the issuance of a $950,000 note payable. The note payable provides for principal payments on

December 31, 2000, June 29, 2001 and June 28, 2002 of $500,000, $250,000 and
$200,000, respectively, each with accrued interest earned thereon. The interest earned under this note accrues at the SunTrust Bank of St. Petersburg prime rate plus 3.5%.

     In June 2000, we executed a note payable in the amount of $800,000 in exchange for the termination of one of our facility operating leases related to the airline new seat manufacturing operation which was disposed of in January 2000. The note requires payments of monthly principal and interest at 8% of $16,221 and matures in June 2005 and is unsecured.

     The aggregate principal payments required for the five years subsequent to December 31, 2001 are presented in the table below.

   2002                                                           $   993,682
   2003                                                            28,458,893
   2004                                                            31,350,123
   2005                                                               963,398
                                                                  -----------
      Total                                                       $61,766,096
                                                                  ===========

     Interest expense for the years ended December 31 is comprised of the following:

                                                     2001             2000             1999
                                                 -----------      -----------      -----------
   Interest                                      $ 8,167,092      $ 7,234,201      $ 6,847,559
   Amortization of deferred financing costs        2,183,096        2,740,663          846,808
                                                 -----------      -----------      -----------
   Interest expense                              $10,350,188      $ 9,974,864      $ 7,694,367
                                                 ===========      ===========      ===========

     Interest expense allocated to discontinued operations for the year ended 1999 was $448,262.

     Based on borrowing rates currently available to us and the quoted market prices for the 8% Notes, the fair value of long-term debt at December 31, 2001 is approximately $54,210,515.

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In 1999, we completed a private placement to an accredited investor of $7.5 million of Series A Convertible Preferred Stock (the "Series A"). Under the terms of this offering the Series A bears a dividend rate of 6% per annum payable quarterly in cash, or in stock that will be valued at 90% of fair market value at the time of payment. The Series A also provided for a mandatory redemption of the remaining outstanding shares on May 1, 2004.

     During the year ended December 31, 2000, $2,250,000 of the Series A Preferred Stock plus accrued dividends of $5,375 were tendered for conversion into common stock. As a result of the common share conversion limit of 1,982,681 shares, we could satisfy the conversion of $1,307,151 and issued 905,600 shares of common stock and we were not able to convert $952,772 of the tendered preferred stock and accrued dividends into shares of our common stock. In accordance with the provisions of the Preferred Stock Securities Purchase Agreement, we were required to redeem the remaining balance of tendered preferred stock and accrued dividends in accordance with the redemption formula and paid the holder $1,934,831.

10.  STOCK OPTIONS AND STOCK PLANS

     In 1992, we adopted the 1992 Stock Option Plan which provided for the issuance of up to 360,000 shares of common stock. All options available under the 1992 Plan have been granted. In August 1994, we adopted the 1994 Stock Option Plan, as amended, which reserved up to 2,500,000 shares of common stock for issuance under the Plan. In June 1999, we adopted the 1999 Stock Option Plan which reserved up to 2,000,000 shares of common stock for issuance under the Plan and for which an additional 450,000 shares of common stock were approved by the shareholders in June 2001. Options granted under the 1994 and 1999 Plans as of December 31, 2001 were 4,545,263. Information with respect to the Plans is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                 OPTION SHARES      OPTION PRICE
                                                 -------------      ------------
Outstanding at December 31, 1998                   2,288,371           $13.83
     Granted                                         753,900           $ 5.64
     Exercised                                       (16,250)          $ 5.27
     Canceled                                        (34,525)          $ 7.08
                                                 -----------

Outstanding at December 31, 1999                   2,991,496           $10.06
     Granted                                       1,532,150           $ 4.65
     Canceled                                        (14,899)          $ 6.57
                                                 -----------

Outstanding at December 31, 2000                   4,508,747           $ 8.24
     Granted                                         169,000           $ 2.57
     Exercised                                       (42,000)          $ 1.46
     Canceled                                       (182,700)          $12.14
                                                 -----------

Outstanding at December 31, 2001                   4,453,047           $ 7.87
                                                 ===========

     Options are generally exercisable one year from the date of grant for up to ten years at a price equal to 100% of the fair market value at the date of grant or 85% of fair market value in the case of non-statutory options. As of December 31, 2001, 2000 and 1999, exercisable options were 4,127,047, 3,875,297, and
2,622,345, respectively. Certain 1999 stock option exercises were rescinded subsequent to their original exercise and accordingly, these exercises are not reflected in the above table.

The following information, aggregated by option price ranges, is applicable to options outstanding at December 31, 2001:

   Range of exercise prices ......................................      $1.31 - $8.187     $11.25 - $18.563
   Shares outstanding in range ...................................            3,043,847          1,409,200
   Weighted-average exercise price ...............................      $          5.19    $         13.65
   Weighted-average remaining contractual life in years ..........                 8.11               3.81
   Shares currently exercisable ..................................            2,717,847          1,409,200
   Weighted-average exercise price of shares currently exercisable      $          5.34    $         13.65

     The estimated fair value of options granted during 2001, 2000 and 1999 was $1.26, $2.30, and $2.75 respectively, per share. We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock option plans. Accordingly, compensation expense in the amount of $79,400 for the year ended 2001 and $129,726 for the year ended 2000, has been recognized in relation to fully vesting option grants which were unvested at the time of resignation of certain executive management. Had compensation cost for our stock option plans been recognized based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, our net loss and net loss per share for the three years ended December 31, 2001 would have been increased to the pro forma amounts indicated below:

                                                                   2001                 2000                 1999
                                                             ---------------       --------------       --------------
Net loss available to common shareholders - as reported      $    (1,033,294)      $   (6,003,198)      $  (23,126,291)
                                                             ===============       ==============       ==============
Net loss available to common shareholders - pro forma        $    (1,412,470)      $   (8,161,389)      $  (24,284,753)
                                                             ===============       ==============       ==============
Loss per share - basic - as reported                         $         (0.09)      $        (0.52)      $        (2.26)
                                                             ===============       ==============       ==============
Loss per share - basic - pro forma                           $         (0.11)      $        (0.71)      $        (2.37)
                                                             ===============       ==============       ==============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. For the year ended December 31, 2001, the assumptions used for grants were no dividend yield, an expected volatility of 68%, a risk-free interest rate of 4.2% and expected lives of 3.25 years. For the year ended December 31, 2000 the assumptions used for grants were no dividend yield, expected volatility of 74%, a risk-free interest rate of 5.5% and expected lives of 3.25 years. For the year ended December 31, 1999 the assumptions used for grants were no dividend yield, an expected volatility of 61%, a risk-free interest rate of 5% and expected lives of 3.5 years

     RESTRICTED STOCK PLAN - In 1992, we adopted the 1992 Restricted Stock Plan authorizing us to issue to key employees an aggregate of 19,500 shares of common stock. We have reserved 19,500 shares of common stock for issuance pursuant to the Restricted Stock Plan, of which 7,623 shares have been awarded.

     EMPLOYEE STOCK PURCHASE PLAN - On June 20, 1996, we adopted the Employee Stock Purchase Plan (the "ESPP") to allow eligible employees to acquire shares of common stock at periodic intervals, paid for with accumulated payroll deductions over a six month offering period. A total of 400,000 shares of common stock were initially reserved and in June 2001 an additional 200,000 shares of common stock were reserved for issuance under the ESPP. The first offering period under the ESPP began October 1, 1996.

11.  BENEFIT PLANS

     We have a noncontributory defined benefit pension plan (the "Plan") for employees. To be eligible to participate, employees must have completed six months of continuous employment and have attained the age of 21. Benefits are based on length of service and the employee's final pay (averaged over the five highest consecutive years of the last ten years of participation). We make contributions to the Plan based upon actuarially determined amounts. Effective July 1, 1999, we froze the Plan for new participants.

     The Plan's funded status and amounts recognized in our balance sheet at December 31 are as follows:

                                                               2001              2000
                                                        -----------       -----------
Actuarial present value of benefit obligation:
Accumulated benefit obligation                          $ 5,639,712       $ 4,472,985
Effect of projected future compensation increases           866,876           905,924
                                                        -----------       -----------
Projected benefit obligation                              6,506,588         5,378,909
Plan assets at fair value                                 4,007,062         3,448,775
                                                        -----------       -----------
Unfunded status                                           2,499,526         1,930,134
Unrecognized prior service cost                            (140,770)         (149,780)
Unrecognized loss                                        (2,376,556)       (1,146,114)
Unrecognized transition liability                            62,182            67,834
                                                        -----------       -----------
Accrued benefit cost                                         44,382           702,074
Additional minimum liability                              1,588,268           382,174
                                                        -----------       -----------
Accrued benefit liability                                 1,632,650         1,084,248
Intangible asset                                            141,986           151,303
Accumulated other comprehensive income adjustments        1,446,282           230,871
                                                        -----------       -----------
    Net amount recognized                               $    44,382       $   702,074
                                                        ===========       ===========

     Reconciliation of the Plan's benefit obligation is as follows:

                                                   2001                 2000
                                               -----------          -----------
Beginning benefit obligation                   $ 5,378,909          $ 4,294,685
    Service Cost                                   496,371              490,036
    Interest Cost                                  418,699              338,861
    Actuarial gain                                 412,320              191,105
    Plan amendments                                                     187,520
    Benefits paid                                 (199,711)            (123,298)
                                               -----------          -----------
Ending benefit obligation                      $ 6,506,588          $ 5,378,909
                                               ===========          ===========

     Reconciliation of the fair value of plan assets is as follows:

                                                   2001                2000
                                                -----------         -----------
Beginning fair value of plan assets             $ 3,448,775         $ 2,689,792
    Employer contributions                        1,327,760             610,559
    Actual gain (loss)                             (569,762)            271,722
    Benefits paid                                  (199,711)           (123,298)
                                                -----------         -----------
Ending fair value of plan assets                $ 4,007,062         $ 3,448,775
                                                ===========         ===========

     Net periodic pension cost includes the following:

                                         2001            2000            1999
                                      ---------       ---------       ---------
Service Cost                          $ 496,371       $ 490,036       $ 483,703
Interest Cost                           418,699         338,861         275,689
Expected return on assets              (314,211)       (230,469)       (187,260)
Transition asset recognition             (5,652)         (5,652)         (5,652)
Prior service cost                        9,010         (12,298)        (12,298)
Net loss recognition                     65,851          79,615         122,624
                                      ---------       ---------       ---------
Net periodic benefit cost             $ 670,068       $ 660,093       $ 676,806
                                      =========       =========       =========

     Assumptions at December 31 used in the accounting for the Plan were as follows:

                                                     2001       2000       1999
                                                     -----      -----      -----
Discount or settlement rate                          7.25%      7.75%      7.75%
Rate of increase in compensation levels              3.25%      3.75%      3.75%
Expected long-term rate of return on Plan assets     8.00%      8.00%      8.00%

     The Plan's assets consist of money market accounts and investments in common stocks, bonds and mutual funds.

     We also have a 401(k) plan for substantially all employees. Employer contributions to the 401(k) plan were $106,613, $90,683, and $79,474 for the years ended December 31, 2001, 2000 and 1999, respectively.


12.  INCOME TAXES

     The income tax (benefit) provision including amounts related to discontinued operations and extraordinary items, for the years ended December 31 are as follows:

                                                 2001               2000               1999
                                             ------------       ------------       ------------
Current                                      $    298,000       $    106,000       $     50,000
Deferred                                            2,000        (1,524,000)       (12,466,000)
                                             ------------       ------------       ------------
   Provision (benefit) for income taxes      $    300,000       $ (1,418,000)      $(12,416,000)
                                             ============       ============       ============

                                             2001          2000          1999
                                            ------        ------        ------
Federal statutory income tax rate             34.0%         34.0%         34.0%
State income tax rate                         24.8           1.5           1.7
Unutilized state tax losses                  (18.0)         (5.8)           --
Valuation reserve                           (103.2)         (7.5)           --
Tax credits and other                         21.5          (2.7)          (.5)
                                            ------        ------        ------
Effective rate                               (40.9%)        22.4%         35.2%
                                            ======        ======        ======

     The provision for deferred income taxes consists of the following:

                                               2001               2000               1999
                                           ------------       ------------       ------------
Accruals and reserves                      $  1,314,000       $  7,700,000       $   (922,000)
Depreciation and amortization expense         1,058,000            (36,000)          (880,000)
Net operating loss carryforward              (2,854,000)        (9,650,000)       (10,575,000)
Minimum tax credit carryforwards               (273,000)          (268,000)          (199,000)
Change in valuation allowance                   757,000            730,000            110,000
                                           ------------       ------------       ------------
Total                                      $      2,000       $ (1,524,000)      $(12,466,000)
                                           ============       ============       ============

     The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:

                                                               2001               2000
                                                           ------------       ------------
Current:
Extraordinary loss                                         $    320,000       $    320,000
Accrued vacation and self-insurance                             353,000            933,000
Inventory and warranty reserves                                 240,000             76,000
Other                                                         1,683,000          1,914,000
                                                           ------------       ------------
Total current deferred tax asset                              2,596,000          3,243,000
                                                           ------------       ------------

Long-term:
Excess of tax over book depreciation and amortization        (1,003,000)            55,000
Net operating loss carryforwards                             32,794,000         31,038,000
Minimum tax credit carryforwards                              1,504,000          1,231,000
Deferred start-up costs                                         120,000             55,000
Other                                                         1,570,000          1,961,000
                                                           ------------       ------------
Total long-term deferred tax asset                           34,985,000         34,340,000
                                                           ------------       ------------
Net deferred tax asset                                     $ 37,581,000       $ 37,583,000
                                                           ============       ============

     Statement of Financial Accounting Standards No. 109 requires the recording of a deferred tax asset valuation allowance if the weight of available evidence indicates that some or all of the deferred tax asset will not be realized. Such evidence includes the historical operating performance of the company including its ability to continue as a going concern and tax planning strategies.

     We increased our deferred tax valuation allowance $0.8 million in 2001, $0.7 million in 2000, and $0.1 million in 1999, because certain tax credits and operating loss carryforwards, primarily related to states in which we no longer have operations, are unlikely to be utilized. At December 31, 2001, we had approximately $93 million of net operating loss carry forwards which expire through 2021.

     As discussed within Notes 14 and 15, we have restructured our business to eliminate unprofitable operations. The businesses disposed of have incurred significant losses in prior years. In addition, our operating plan, which has been adopted by the Board of Directors, supports our ability to generate sufficient taxable income to utilize the available net operating losses prior to their expiration. For years in the near term, this plan has been materially based on programs and contracts currently in hand. In addition, should we be required to sell assets or liquidate certain business operations, management believes estimated gains would be sufficient to utilize our existing deferred tax assets.

     Accordingly, although realization of the net deferred tax assets are not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.


13.  COMMITMENTS AND CONTINGENCIES

     We lease certain equipment under capital lease agreements and certain facilities under noncancellable operating leases with various renewal options. Leased assets of $119,745 and $129,149 (net of accumulated depreciation of $57,043 and $58,083) are included in property and equipment as of December 31, 2001 and 2000, respectively.

     The following is a schedule of minimum rental payments due under the leases described above and for other operating leases for the years ending December 31:

                                                     Capital          Operating
                                                     Leases            Leases
                                                   -----------       -----------
2002                                               $    34,736       $ 2,277,149
2003                                                     7,275         2,111,110
2004                                                                   1,904,758
2005                                                                   1,861,618
2006                                                                   1,697,956
Thereafter                                                             6,699,382
                                                   -----------       -----------
Total minimum lease payments                            42,011       $16,551,973
                                                                     ===========
Less amounts representing interest                      (3,869)
                                                   -----------
Present value of net minimum lease payments        $    38,142
                                                   ===========

     Rent expense was $2,765,869, $2,378,617, and $3,370,505 for the years ended December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, Simula was guarantor in connection with operating lease commitments for facility and certain equipment used in the operation of our rail and mass transit manufacturing operation that we disposed of in 1999. The purchaser assumed primary obligation on all leases. The facility lease terminates December 31, 2004. The equipment leases terminate at various times beginning in July 2002 through December 2003. Aggregate operating lease commitments guaranteed total approximately $682,000 for December 31, 2002, $603,000 for December 31, 2003, and $368,000 for December 31, 2004.

     From time to time we are involved in litigation in the ordinary course of business. We presently are not a party to any threatened or pending litigation, the negative outcome of which would be material to us.

14.  DISCONTINUED OPERATIONS

     Our board of directors adopted a plan to dispose of our rail and mass transit seating operations in 1998. Accordingly, the operating results of this operation, including a provision for loss upon disposition, was segregated from continuing operations and was reported as discontinued operations.

     We completed the sale of this business to one of our former directors in 1999 and received consideration of $100,000 cash, assumption of approximately $4,700,000 in liabilities and two promissory notes in the amount of $1,996,000 and $8,118,008. At December 31, 1999 we recorded a valuation allowance for the promissory notes remaining balance because ultimate collection was uncertain. Any future payments of principal received will be accounted for under the cost recovery method of accounting as a component of discontinued operations. The final disposal of the discontinued rail and mass transit seating operation resulted in a loss on disposal of $7,238,109, net of tax benefit of $3,898,000, during the year ended December 31, 1999.

     In August 2000, we agreed to amend and restate the Asset Purchase and Sale Agreement. The amended and restated agreement adjusted the total sales price to $4,062,500 to be paid in $2,000,000 cash and a promissory note in the amount of $2,062,500. The promissory note provides for interest at 8-1/2% payable quarterly with the outstanding principal and accrued interest due on August 31, 2004. The $2,000,000 cash receipt has been recorded as a recovery in discontinued operations and the remaining note balance will continue to be accounted for under the cost recovery method of accounting. The $2,000,000 cash recovery, offset by additional settlement charges of $370,000 resulted in a gain on disposal of discontinued operations of $879,000, net of tax expense of $751,000, during the year ended December 31, 2000.

     Under the Asset Purchase and Sale Agreement, as amended and restated, we retained the liability for claims incurred through August 31, 1999 under its self-funded health insurance plan and have agreed to indemnify the acquiring company for any customary warranty and litigation claims. In January 2001, we entered into a Settlement Agreement and Release of Claims with a prior customer in order to dispose of outstanding litigation and reduce legal fees. The settlement agreement requires us to pay $815,000 in four equal installments of $203,750 plus accrued interest at 7-1/2% beginning January 20, 2001. This obligation has been satisfied at December 31, 2001. In exchange for the settlement, we received dismissal of lawsuits with prejudice, mutual release of liabilities and extinguishment of any future warranty claims.

     For the eight months ended August 31, 1999, revenues for the rail and mass transit operations were $8,247,294 and operating losses were $5,219,882. Interest expense has been allocated to discontinued operations based on the ratio of the discontinued operations' net assets to consolidated net assets. General corporate administrative expenses are not allocated to discontinued operations.

15.  RESTRUCTURING AND OTHER CHARGES

     During the first quarter of 2001, we committed ourselves to a plan of restructuring which includes narrowing the focus of our operation, consolidating certain of our operating units, reducing our workforce and strategic disposition of assets. As a result we recorded restructuring costs of $479,000 consisting of $378,000 in employee severance and $101,000 related to remaining facility lease liability and the write down of fixed assets in the first quarter of 2001. Severance benefits and the remaining facility lease liability have been paid. Additional employee severance costs of $438,000 have been recorded in relation to the termination of management attributable to management re-alignment and includes $74,000 in non-cash compensation related to the full vesting of unvested outstanding stock options. In November 2001, we sold the net assets of our commercial airline soft-goods manufacturer and received cash consideration of $984,391 and assumption of approximately $170,000 in liabilities and recognized a net loss on the sale of $543,000.

     In December 1999, management, with the approval of the board of directors, committed itself to a plan of restructuring and recorded a charge to income of $18,377,239. The plan of restructuring included the divestiture of our commercial airline seat manufacturing operation. We entered into an agreement to sell substantially all the assets of the airline seat manufacturing operation in December 1999 and completed the transaction in January 2000. At that time approximately 300 management and production employees were terminated and the operating facility was closed. Total proceeds from the sale were approximately $12 million resulting in a loss on sale of $10.3 million. The remaining 1999 restructuring charge was comprised of severance costs of $1.6 million, $2.5 million related to the abandonment of leased operating facilities and equipment, $2.3 million related to the write-down to net realizable value for inventory and fixed assets and $1.6 million in recognition of additional liabilities related primarily to outstanding purchase order commitments which were non-cancelable.

     During 2000, we recorded an additional restructuring charge related to our airline seat manufacturing operation of $0.4 million and incurred and paid total restructuring costs of approximately $5.2 million comprised of $2.0 million in employee severance and health claims, $1.1 million in facilities and equipment lease costs and $2.1 million in transaction and shutdown costs. During 2001, we recorded a reversal of restructuring charges previously recorded of $0.1 million and incurred and paid total restructuring costs of approximately $0.5 million comprised principally of leased facility and equipment obligations and contract terminations. The remaining reserve for restructuring at December 31, 2001 is $1.4 million and primarily represents remaining facility and equipment lease obligations and outstanding contractual commitments.

     The commercial airline seat manufacturing operation had sales of $3.7 million and $41.9 million and operating losses of $.6 million and $25.4 million during the years ended 2000 and 1999, respectively.

     During the year ended December 31, 2000, we recorded additional charges related to the restructuring of corporate management and the write-down of certain long-lived assets. Executive severance costs totaled $2.2 million and included severance wages, continuation of life and medical benefits and the effect of fully vesting unvested issued and outstanding stock options previously granted. The write-down of long-lived assets totaled $4.2 million and primarily represented assembly equipment for our automotive airbag which was no longer needed due to technological changes in the raw material utilized in airbag production.

16.  RESEARCH AND DEVELOPMENT

     Our research and development efforts arise from funded development contracts and proprietary research and development. Amounts arising from such efforts for the years ended December 31, were as follows:

                                                                  2001              2000              1999
                                                               -----------       -----------       -----------
Research and development expenses classified as general
     and administrative expenses                               $ 4,775,966       $ 4,659,875       $ 4,350,162
                                                               ===========       ===========       ===========
Funded contracts:
     Revenue funded by customers                               $ 6,261,472       $ 7,164,227       $ 6,495,209
     Research and development expenses classified as cost
          of such revenue                                       (6,414,143)       (9,296,957)       (7,642,366)
                                                               -----------       -----------       -----------
     Funded contract deficiency                                $  (152,671)      $(2,132,730)      $(1,147,157)
                                                               ===========       ===========       ===========

17.  SEGMENT REPORTING

     Simula is a holding company for wholly owned subsidiaries which operate in two primary business segments. The Aerospace and Defense segment includes operations that design and deliver crash resistant components, energy absorbing devices, ballistic armor and composites principally in connection with branches of the United States armed forces procurement. The Commercial Products segment includes operations which primarily includes operations encompassing inflatable restraints and related technology for automobiles for the years 2001 and 2000 and also includes the manufacture of seating systems for domestic and foreign passenger airlines for 1999. The remaining segment, entitled Other, represents general corporate operations.

     For the years ended December 31, 2001, 2000 and 1999, inter-segment sales were insignificant and total inter-company sales of $1,217,412, $2,141,185, and $4,736,052, respectively, have been eliminated.

                                                                    2001
                                      -------------------------------------------------------------------
                                       AEROSPACE         COMMERCIAL
                                      AND DEFENSE         PRODUCTS           OTHER              TOTAL
                                      ------------      ------------      ------------       ------------
Revenue:
  Contract revenue                    $ 63,921,947      $                 $                  $ 63,921,947
  Product sales:
    Automotive safety systems                             35,644,420                           35,644,420
    Other                                                  5,527,313                            5,527,313
  Technology sales and royalties           444,485         1,255,994                            1,700,479
                                      ------------      ------------      ------------       ------------
Total revenue                         $ 64,366,432      $ 42,427,727      $          0       $106,794,159
                                      ============      ============      ============       ============
Operating income (loss)               $ 10,965,541      $  3,776,993      $ (1,309,740)      $ 13,432,794
Identifiable assets                     31,831,627        15,296,580        45,525,084         92,653,291
Depreciation and amortization            1,054,235           983,692         2,365,943          4,403,870
Capital expenditures                     3,290,908         1,173,823            13,246          4,477,977

     Revenue from three major customers accounted for approximately 61% of total revenue for the year ended December 31, 2001. Contract and trade receivables from these customers accounted for approximately 46% of the total contract and trade receivables at December 31, 2001. The Commercial Products segment recognized revenue from Autoliv that accounted for approximately 28% of total revenue for the year ended December 31, 2001. The Aerospace and Defense segment recognized revenue from all branches of the United States Armed Forces and the Naval Air Warfare Center which accounted for approximately 23% and 10%, respectively, of total revenue for the year ended December 31, 2001.

     We anticipate that total sales to Autoliv may increase in the future, however, as a percentage of revenue may decrease as shipments to additional first-tier suppliers and OEM customers begin as new vehicle platforms begin production. We have performed work for the United States Armed Forces since 1975 and have no reason to believe that there will be any change in these customer relationships. We expect to continue to supply military personnel safety systems to the Naval Air Warfare Center through our Aerospace and Defense segment.

     Our external sales based upon the customers' country of origin and investment in long-lived assets by geographic area are as follows:

                                                            2001
                                            ------------------------------------
                                              REVENUES               LONG-LIVED
                                                                       ASSETS
                                            ------------            ------------
United States                               $ 62,117,511            $ 53,442,533
Germany                                       31,910,496
United Kingdom                                 5,178,285               1,511,375
Other foreign countries                        7,587,867
                                            ------------            ------------
Total                                       $106,794,159            $ 54,953,908
                                            ============            ============

                                                                         2000
                                        -------------------------------------------------------------------------
                                         AEROSPACE           COMMERCIAL
                                        AND DEFENSE           PRODUCTS             OTHER                TOTAL
                                        ------------        ------------        ------------         ------------
Revenue:
  Contract revenue                      $ 50,577,337        $                   $                    $ 50,577,337
  Product sales:
    Automotive safety systems                                 32,942,835                               32,942,835
    Other                                                      9,001,115                                9,001,115
  Technology sales and royalties             213,309           4,170,875             390,000            4,774,184
                                        ------------        ------------        ------------         ------------
Total revenue                           $ 50,790,646        $ 46,114,825        $    390,000         $ 97,295,471
                                        ============        ============        ============         ============
Operating income (loss)                 $  1,502,780        $  2,931,395        $ (3,951,640)        $    482,535
Identifiable assets                       27,012,059          14,047,323          44,839,020           85,898,402
Depreciation and amortization              1,143,121           2,022,605           2,439,988            5,605,714
Capital expenditures                         498,669             642,055              90,551            1,231,275


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

     Our external sales based upon the customers' country of origin and investment in long-lived assets by geographic area are as follows.

                                                             2000
                                              ----------------------------------
                                               REVENUES              LONG-LIVED
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
                                              ===========            ===========

                                                                          1999
                                        ------------------------------------------------------------------------------
                                          AEROSPACE           COMMERCIAL
                                         AND DEFENSE           PRODUCTS               OTHER                  TOTAL
                                        -------------        -------------         -------------         -------------
Revenue:
  Contract revenue                      $  46,871,663        $                     $                     $  46,871,663
  Product sales:
    Airline seat systems                                        51,313,904                                  51,313,904
    Automotive safety systems                                   31,372,799                                  31,372,799
    Other                                     716,712                                    201,123               917,835
  Technology sales and royalties                                   916,225                                     916,225
                                        -------------        -------------         -------------         -------------
Total revenue                           $  47,588,375        $  83,602,928         $     201,123         $ 131,392,426
                                        =============        =============         =============         =============
Operating income (loss)                 $   3,072,246        $ (18,295,659)        $  (1,424,833)        $ (16,648,246)
Identifiable assets                        32,871,455           29,377,329            45,091,317           107,340,101
Depreciation and amortization               1,258,134            3,323,170             1,226,259             5,807,563
Capital expenditures                        1,521,939            1,262,161                16,276             2,800,376

     Revenue from three major customers accounted for approximately 42% of total revenue for the year ended December 31, 1999. Contract and trade receivables from these customers accounted for approximately 31% of the total contract and trade receivables at December 31, 1999. The Commercial Transportation Products segment recognized revenue from Autoliv and Boeing Aircraft that accounted for approximately 23% and 9%, respectively, of total revenue. The Aerospace and Defense segment recognized revenue from all branches of the United States Armed Forces that accounted for approximately 10% of total revenue for the year ended December 31, 1999.

     Our external sales based upon the customers' country of origin and investment in long-lived assets by geographic area are as follows

                                                            1999
                                             -----------------------------------
                                               REVENUES              LONG-LIVED
                                                                       ASSETS
                                             ------------           ------------
United States                                $ 59,294,633           $ 48,781,071
Germany                                        37,420,006
United Kingdom                                 19,129,958              5,652,226
Ireland                                         8,061,186
Other foreign countries                         7,486,643
                                             ------------           ------------
Total                                        $131,392,426           $ 54,433,297
                                             ============           ============

18.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                                       2001
                                                     --------------------------------------------------------------------------
                                                        First                Second              Third                Fourth
                                                     ------------         ------------        ------------         ------------
Revenue                                              $ 25,535,767         $ 25,956,898        $ 27,078,541         $ 28,222,953
Cost of revenue                                        16,383,598           16,204,171          17,923,855           19,783,204
                                                     ------------         ------------        ------------         ------------
Gross margin                                         $  9,152,169         $  9,752,727        $  9,154,686         $  8,439,749
                                                     ============         ============        ============         ============
Net earnings (loss) before extraordinary item        $    322,461         $    577,425        $    148,940         $    100,780
Extraordinary loss on early extinguishment
    of debt, net of tax                                                                         (2,182,900)
                                                     ------------         ------------        ------------         ------------
Net income (loss)                                         322,461              577,425          (2,033,960)             100,780
                                                     ------------         ------------        ------------         ------------
Earnings (loss) available for common
    shareholders                                     $    322,461         $    577,425        $ (2,033,960)        $    100,780
                                                     ============         ============        ============         ============
Net earnings per common share - basic
    and assuming dilution                            $       0.03         $       0.05        $      (0.17)        $       0.01
                                                     ============         ============        ============         ============

     The fourth quarter of 2001 includes $0.1 million for the reversal of 2000 restructuring reserves and $0.8 million for the reversal of a 2000 medical reserve related to the termination of our self-funded employee health plan.

                                                                                     2000
                                                  ---------------------------------------------------------------------------
                                                      First               Second               Third                Fourth
                                                  ------------         ------------         ------------         ------------
Revenue                                           $ 24,558,858         $ 23,946,849         $ 24,195,456         $ 24,594,308
Cost of revenue                                     16,945,302           16,071,566           13,805,693           18,402,267
                                                  ------------         ------------         ------------         ------------
Gross margin                                      $  7,613,556         $  7,875,283         $ 10,389,763         $  6,192,041
                                                  ============         ============         ============         ============
Net earnings (loss) before discontinued
    operations and extraordinary item             $    191,808         $    308,060         $    341,754         $ (7,749,951)
Earnings (loss)on discontinued operations,
    net of tax                                                                                 1,300,000             (421,000)
Extraordinary gain on early extinguishment
    of debt, net of tax                                                                          725,750              383,183
                                                  ------------         ------------         ------------         ------------
Net income (loss)                                      191,808              308,060            2,367,504           (7,787,768)
Dividends on preferred stock                           (33,658)             (33,025)             (28,733)            (987,386)
                                                  ------------         ------------         ------------         ------------
Earnings (loss) available for common
    shareholders                                  $    158,150         $    275,035         $  2,338,771         $ (8,775,154)
                                                  ============         ============         ============         ============
Net earnings per common share - basic
    and assuming dilution                         $       0.01         $       0.02         $       0.20         $      (0.72)
                                                  ============         ============         ============         ============

     The third quarter of 2000 includes executive severance costs of $1.9 million. The fourth quarter of 2000 includes the write-down of long lived assets of $4.2 million, accrual of additional medical claims costs of $1.5 million related to the termination of our self-funded employee health plan, and additional restructuring costs of $0.4 million related to the disposal of our commercial airline seat manufacturing operation.

                                 EXHIBIT INDEX


                                     PART IV


  NO.                                                DESCRIPTION                                              REFERENCE
   3.1       Articles of Incorporation of Simula, Inc., as amended and restated..........................        (2)
   3.2       Bylaws of Simula, Inc., as amended and restated.............................................        (1)
   4.7       Indenture dated April 1, 1997, in connection with the Company's issuance of the 8%
             Senior Subordinated Convertible Notes due May 1, 2004.......................................        (6)
  10.11      1992 Stock Option Plan, as amended effective September 15, 1998.............................        (4)
  10.12      1992 Restricted Stock Plan..................................................................        (1)
  10.21      1994 Stock Option Plan, as amended effective September 15, 1998.............................        (4)
  10.26      Simula, Inc. Employee Stock Purchase Plan...................................................        (2)
  10.37      Simula, Inc. 1999 Incentive Stock Option Plan ..............................................        (5)
  10.41      Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999 .......        (6)
  10.41A     Amendment Number Three to Financing Agreement between the Company and The CIT
             Group/Business Credit, Inc. dated September 26, 2001........................................        (7)
  10.45      Loan Agreement between the Company and Allied Capital Corporation dated September 26,
             2001........................................................................................        (7)
  10.46      Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001,
             effective October 1, 2000...................................................................        (7)
  10.47      Employment Agreement between the Company and J. Michael Miller dated November 12, 2001,
             effective January 8, 2001...................................................................        (7)
  10.48      Employment Agreement between the Company and Joseph Coltman dated December 13, 2001,
             effective October 13, 2000..................................................................         *
  10.49      Employment Agreement between the Company and John S. Hodgson dated February 1, 2002,
             effective February 11, 2002.................................................................         *
  18.        Preference Letter re: change in accounting principles ......................................        (3)
  21.        Subsidiaries of the Company ................................................................        (6)

---------

*        Filed herewith.

(1) Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2) Filed with Definitive Proxy on May 15, 1996, for the Company's Annual Meeting of Shareholders held on June 20, 1996.

(2)      Filed with report on Form 10-Q for the quarter ended June 30, 1996.

(3) Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4) Filed as Appendix A with Definitive proxy on May 14, 1999, for the Company's Annual Meeting of Shareholders held on June 17, 1999.

(5)      Filed with report on Form 10-K for the year ended December 31, 1999.

(6)      Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7) Filed with report on Form 10-Q for the quarter ended September 30, 2001.