Form 10-Q
period 2002-03-31
SIMULA INC
filed 2002-05-14
CIK 885080

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-12410

Simula, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Arizona	86-0320129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2625 S. Plaza Drive, Suite 100, Tempe, Arizona	85282
(Address of Principal Executive Offices)	(Zip Code)

(602) 631-4005
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:

(1)	has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

Yes X    No

(2)	has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2002
Common Stock, $.01 par value	12,892,858

SIMULA, INC.

Page

PART I — FINANCIAL INFORMATION
Item 1 — Interim Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2002 and 2001	3
Consolidated Statement of Shareholders’ Deficit for the Three Month Period Ended March 31, 2002	4
Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2002 and 2001	5
Notes to Interim Consolidated Financial Statements	6 - 8
Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition	9 - 13
Item 3 — Quantitative and Qualitative Disclosure about Market Risk	13
PART II — OTHER INFORMATION
Item 6 — Exhibits and Reports	14
SIGNATURES	15

SIMULA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2002 and December 31, 2001

	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$341,554	$362,319
Contract and trade receivables — Net	27,142,099	26,441,295
Inventories	7,664,623	7,384,222
Deferred income taxes	2,516,000	2,596,000
Prepaid expenses and other	724,161	915,547

Total current assets	38,388,437	37,699,383
PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS — Net	10,491,544	10,545,449
DEFERRED INCOME TAXES	34,845,000	34,985,000
DEFERRED FINANCING COSTS	3,593,321	4,059,630
INTANGIBLES — Net	3,304,989	3,333,896
OTHER ASSETS	1,797,471	2,029,933

TOTAL	$92,420,762	$92,653,291

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving line of credit	$12,662,775	$11,488,639
Trade accounts payable	7,807,377	6,972,576
Other accrued liabilities	6,519,170	8,394,234
Deferred revenue	1,198,244	1,540,247
Accrued restructuring costs	1,218,136	1,313,931
Advances on contracts	2,034,602	2,049,645
Current portion of long-term debt	804,774	993,682

Total current liabilities	32,245,078	32,752,954
DEFERRED REVENUE	1,076,336	1,367,002
DEFERRED LEASE COST	482,287	400,914
LONG-TERM DEBT — Less current portion	61,090,231	60,772,414

Total liabilities	94,893,932	95,293,284

SHAREHOLDERS’ DEFICIT
Preferred stock, $.05 par value — authorized 50,000,000 shares; none outstanding
Common stock, $.01 par value — authorized 50,000,000 shares; issued 12,892,858	128,929	128,929
Additional paid-in-capital	62,412,546	62,412,546
Accumulated deficit	(63,003,758)	(63,377,118)
Accumulated other comprehensive income	(2,010,887)	(1,804,350)

Total shareholders’ deficit	(2,473,170)	(2,639,993)

TOTAL	$92,420,762	$92,653,291

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three Month Periods Ended March 31, 2002 and March 31, 2001

	2002	2001

REVENUE	$29,102,288	$25,535,767
COST OF REVENUE	19,491,597	16,383,598

GROSS MARGIN	9,610,691	9,152,169
ADMINISTRATIVE EXPENSES	4,938,305	5,661,754
RESEARCH AND DEVELOPMENT	1,520,733	—
RESTRUCTURING CHARGE	—	479,000

OPERATING INCOME	3,151,653	3,011,415
INTEREST EXPENSE	(2,558,293)	(2,516,954)

INCOME BEFORE TAXES	593,360	494,461
INCOME TAX EXPENSE	(220,000)	(172,000)

NET INCOME	373,360	322,461

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$373,360	$322,461

INCOME PER COMMON SHARE—Basic	$0.03	$0.03

INCOME PER COMMON SHARE—Assuming dilution	$0.03	$0.03

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit
Three Month Period Ended March 31, 2002

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

BALANCE, JANUARY 1, 2002	12,892,858	$128,929	$62,412,546	$(63,377,118)	$(1,804,350)	$(2,639,993)
Net Income				373,360		373,360
Currency translation adjustment		—	—	—	(206,537)	(206,537)

BALANCE, MARCH 31, 2002	12,892,858	$128,929	$62,412,546	$(63,003,758)	$(2,010,887)	$(2,473,170)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Comprehensive
Income

BALANCE, JANUARY 1, 2002
Net Income	$373,360
Currency translation adjustment	(206,537)

BALANCE, MARCH 31, 2002	$166,823

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three Month Periods Ended March 31, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$373,360	$322,461
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,056,159	1,117,211
Deferred income taxes	220,000	172,000
Capitalized interest	370,106	116,269
Restructuring charge	—	479,000
Currency translation adjustment	(206,537)	32,044
Bad debt expense	140,062	—
Changes in net assets and liabilities:
Contract and trade receivables — net of advances	(855,909)	(601,079)
Inventories	(280,401)	(543,030)
Prepaid expenses and other	191,386	(74,252)
Other assets	232,462	(286,745)
Trade accounts payable	834,801	111,984
Deferred revenue	(632,669)	(701,298)
Deferred lease costs	81,373	(23,833)
Restructuring reserve	(95,795)	(358,124)
Other accrued liabilities	(1,875,064)	(1,331,252)

Net cash used in operating activities	(446,666)	(1,568,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(432,660)	(420,644)
Costs incurred to obtain intangibles	(74,378)	(247,596)

Net cash used in investing activities	(507,038)	(668,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	1,174,136	1,969,628
Principal payments under other debt arrangements	(241,197)	(239,347)

Net cash provided by financing activities	932,939	1,730,281

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,765)	(506,603)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	362,319	746,078

CASH AND CASH EQUIVALENTS, END OF PERIOD	$341,554	$239,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$2,376,960	$1,897,793

Taxes Paid	$192,454	$28,900

See notes to consolidated financial statements.

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

     We have prepared the accompanying interim consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Such interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2001 Form 10-K.

Note 2 — Inventories

     At March 31, 2002 and December 31, 2001, inventories consisted of the following:

	2002	2001

Raw Materials	$5,386,636	$5,308,956
Work in Progress	1,805,379	1,717,528
Finished Goods	472,608	357,738

Total Inventories	$7,664,623	$7,384,222

Note 3 — Other Intangible Assets

     In January 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, adopted in January 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

     At March 31, 2002, our intangible assets with finite lives are principally comprised of technology patents with a total cost of $4,315,532 and accumulated amortization of $1,010,543. Intangible asset amortization expense for the three months ended March 31, 2002 was approximately $74,000. Estimated amortization expense for the five succeeding fiscal years is as follows:

2002	$195,000
2003	140,000
2004	140,000
2005	140,000
2006	140,000

Note 4 — Research and Development

     Our research and development efforts arise from funded development contracts and proprietary research and development. The Company previously tracked such costs excluding intercompany research and development activity only on an annual basis and included them in total selling, general and administrative expenses. As of fiscal year 2002, research and development costs are separately reported and intercompany research and development activity is eliminated. Accordingly, comparative quarterly information is not available. Amounts arising from such efforts for the three months ended March 31, were as follows:

2002

Research and development expenses	$1,520,733

Funded contracts:
Revenue funded by customers	$(1,061,504)
Research and development expenses classified as cost of such revenue	777,789

Funded contract (contribution) deficiency	$(283,715)

Note 5 — Income Taxes

     Statement of Financial Accounting Standards No. 109 requires the recording of a deferred tax asset valuation allowance if the weight of available evidence indicates that some or all of the deferred tax asset will not be realized. Such evidence includes the historical operating performance of the Company including its ability to continue as a going concern and tax planning strategies.

     We increased our deferred tax valuation allowance $0.8 million in 2001, $0.7 million in 2000, and $0.1 million in 1999 because certain tax credits and operating loss carry forwards, primarily related to states in which we no longer have operations, are unlikely to be utilized. At December 31, 2001, the Company had approximately $93.0 million of net operating loss carry forwards which expire through 2021.

     We have incurred losses for each of the past six years. These losses were primarily related to certain unprofitable businesses and charges and write-offs related to the disposition of those businesses and debt refinancings. Our operating plan, which has been adopted by the Board of Directors, supports our ability to generate sufficient taxable income to utilize the available net operating losses prior to their expiration. This plan is based on programs and contracts currently in hand and management’s expectations for future operations. In addition, should we be required to sell assets or liquidate certain business operations, management believes estimated gains would be sufficient to utilize our existing deferred tax assets.

     Accordingly, although realization of the net deferred tax assets are not assured, management believes that it is more likely than not that all of the net deferred tax assets related primarily to federal operating loss carry forwards will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.

Note 6 — Segment Reporting

     We are a holding company for wholly owned subsidiaries that operate in two primary business segments. Our Aerospace and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, and ballistic armor principally for branches of the United States armed forces procurement. Our Commercial Products segment includes operations encompassing inflatable restraints and related technology for automobiles and polymer materials. Our remaining segment, entitled Other, represents general corporate operations and technology licensing.

     For the three-month periods ended March 31, 2002 and 2001, inter-segment sales were insignificant, and total intercompany sales of $26,793 and $199,430, respectively, have been eliminated.

	2002

	Aerospace and	Commercial
	and Defense	Products	Other		Total

Revenue:
Contract revenue	$19,293,239	$	$		$19,293,239
Product sales:
Automotive safety systems		9,028,163			9,028,163
Other		102,765			102,765
Technology sales and royalties		290,494		387,627	678,121

Total revenue	$19,293,239	$9,421,422		$387,627	$29,102,288

Operating income (loss)	$3,514,075	$(290,198)		$(72,224)	$3,151,653

	2001

	Aerospace and	Commercial
	and Defense	Products	Other		Total

Revenue:
Contract revenue	$13,566,420	$	$		$13,566,420
Product sales:
Automotive safety systems		10,193,226			10,193,226
Other		1,441,774			1,441,774
Technology sales and royalties	52,000	282,347			334,347

Total revenue	$13,618,420	$11,917,347		$0	$25,535,767

Operating income (loss)	$1,851,859	$2,295,108		$(1,135,552)	$3,011,415

Note 7 — Earnings per share

     The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three-month periods ended March 31, 2002 and 2001, the effect of 1,774,074 shares to be issued upon conversion of the 8% Senior Subordinated Convertible Notes was not used in determining dilutive earnings per share because the result would be anti-dilutive.

	Three Months Ended March 31,
	2002	2001
Net earnings available to common shareholders	$373,360	$322,461

Basic weighted average shares outstanding	12,892,858	12,190,011
Effect of dilutive securities	287,727	395,435

Diluted weighted average shares outstanding	13,180,585	12,585,446

Basic per share amounts	$0.03	$0.03

Diluted per share amounts	$0.03	$0.03

Note 8 — Subsequent Event

     On April 25, 2002, the purchaser of our rail and mass transit seating business, which we sold in 1999, filed for Chapter 7 Bankruptcy. Although the purchaser assumed all obligations at the time of the sale, we were required to remain as guarantor under a facility lease and certain equipment operating leases. Because of the bankruptcy proceedings, their proximity, and certain remedies and mitigation rights, we are not at this time able to reasonably estimate liability under these guarantees, or when we may be required to satisfy any obligations. Therefore a loss provision for any exposure or payments that may be required to satisfy guarantees has not been recorded in our financial statements as of March 31, 2002. We are monitoring the proceedings, investigating the potential claims, and are working to resolve the guarantee obligations.

* * * * * * *

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Three Month Period Ended March 31, 2002, Compared to
Three Month Period Ended March 31, 2001

CONSOLIDATED

	Three Months Ended
	March 31,

				Percent
	2002	2001	Change	Inc (Dec)
(In thousands)
Revenue	$29,102	$25,536	$3,566	14%
Gross margin	9,611	9,152	459	5%
Administrative and research and development expense	6,459	5,662	797	14%
Operating income	3,152	3,011	141	5%
Interest expense	2,558	2,517	41	2%
Income before tax	593	494	99	20%
Tax expense	220	172	48	28%
Gross margin as a percentage of revenue	33%	36%
Administrative and research and development expenses as a percentage of revenue	22%	22%
Effective tax rate	37%	35%

AEROSPACE & DEFENSE

	Three Months Ended
	March 31,

				Percent
	2002	2001	Change	Inc (Dec)
(In thousands)
Revenue	$19,293	$13,618	$5,675	42%
Gross margin	6,711	4,726	1,985	42%
Gross margin as a percentage of revenue	35%	35%

COMMERCIAL PRODUCTS

	Three Months Ended
	March 31,

				Percent
	2002	2001	Change	Inc (Dec)
(In thousands)
Revenue	$9,421	$11,917	$(2,496)	(21%)
Gross margin	2,512	4,426	(1,914)	(43%)
Gross margin as a percentage of revenue	27%	37%

Results of Operations for the Three Month Period Ended March 31, 2002

     Revenue for the three months ended March 31, 2002 increased 14% compared to revenue in the same period for 2001. Revenue for the period grew 42% in the Aerospace and Defense segment from $13.6 million to $19.3 million due primarily to volume increases in the armor and parachute product lines. Revenue from the Commercial Products segment declined 21% primarily due to the disposal of our airline softgoods manufacturing operation in Atlanta, Georgia, which contributed revenue of $1.3 million during the three months ended March 31, 2001. Excluding this revenue, Commercial Products revenue decreased 11% during the comparable period, which was attributable to pricing pressures in our automotive safety business.

     Gross margin increased approximately $459,000 and was attributable to overall increased volume. The Aerospace and Defense segment increase in gross margin of approximately $1.9 million together with licensing revenue of approximately $0.4 million recorded in our Other segment exceeded the gross margin decrease attributable to our Commercial segment. Gross margin as a percent of revenue decreased to 33% for the three month period ended March 31, 2002 compared to 36% for the comparable period in 2001. Gross margins in our Aerospace and Defense segment remained strong in the first quarter due to savings from on-going efforts for production efficiencies that offset the increased costs from numerous new product start-ups and production ramp-up. The decrease in gross margin in the Commercial Products segment is attributable to pricing pressure on existing platforms, the learning curve on manufacturing new product for delivery for four new platforms, and the negative impact of a weak Euro compared to the U.S. Dollar.

     Administrative and research and development expenses for the first quarter of 2002 increased 14% as compared to the comparable 2001 period. This increase was primarily due to increased development costs attributable to our Distributed Charge Inflator technology and increased sales and marketing expenses in our Commercial Products segment and increased bid and proposal activity in our Aerospace and Defense Segment. Administrative and research and development expenses for both periods was 22% of revenue.

     Operating income increased approximately $0.1 million in the first quarter of 2002 compared to the comparable 2001 period as increased gross margin was offset by increases in administrative and research and development expenses. Operating income for the 2001 period included a restructuring charge of $479,000 related to headcount reductions and facility shutdown costs.

     Interest expense for the first quarter of 2002 increased approximately $0.1 million compared to the comparable 2001 period and is primarily due to higher average outstanding borrowings under our RLC required to support increases in working capital

     Our effective income tax rate for the three months ended March 2002 was 37% as compared to 35% in the comparable 2001 period. Our effective income tax rate is estimated based upon expected annual operating results.

Liquidity and Capital Resources

     Our ability to continue to fund working capital and debt service requirements during the next quarter and year will be dependent upon improved cash flows generated from operations and increased borrowing availability under our revolving line of credit (“RLC”). In 2001, we adopted a successful restructuring plan for our business that contributed to our improvement in income from operations before special charges of approximately $7.6 million in 2001 as compared to the previous year. We also successfully refinanced our Senior Notes in September 2001.

     A factor that could impact our ability to generate Aerospace and Defense revenue would be limitations on acquiring certain raw materials. Our sales contracts for the ITS® are based upon the estimated production requirements of the OEMs. Our ability to maintain Commercial Products revenue will be impacted by our ability to properly hedge our foreign currency transaction risk as the majority of this revenue is Euro denominated. We continually review our revenue and cost forecasts so that we can react to changes in our operations and liquidity position. See “Risks and Uncertainties in the Business and Forward-Looking Information.”

     Our ability to generate sufficient cash flow from operations is principally dependent upon our ability to continue to increase revenue and contain or reduce operating expenses. At March 31, 2002, we had cash and cash equivalents of $341,554 compared to $362,319 at December 31, 2001. Our revolving line of credit (“RLC”) had outstanding borrowings of $12.7 million and remaining borrowing availability of $2.8 million at March 31, 2002 as compared to outstanding borrowings of $11.5 million with a remaining borrowing availability of $3.7 million at December 31, 2001. The decrease in availability is attributable to funding existing working capital and capital expenditure needs in a growth environment and scheduled reduction of the RLC maximum advance limit. The current RLC maximum advance limit is subject to a $500,000 reduction each quarter through September 30, 2002. Management believes that future operating cash flow and the remaining availability under our RLC should be sufficient to fund our operating cash requirement. We may seek to negotiate a greater maximum advance limit under our RLC in light of growing business volume and demand for working capital. We may encounter additional funding requirements to fund expansion, meet increased working capital needs, meet debt service, or satisfy contingencies. We can give no assurances that these potential additional needs can be met.

     On April 25, 2002, the purchaser of our rail and mass transit seating business, which we sold in 1999, filed for Chapter 7 Bankruptcy. Although the purchaser assumed all obligations at the time of the sale, we remain liable as guarantor under a facility lease and certain equipment operating leases. Because of the bankruptcy proceedings, their proximity, and certain remedies and mitigation rights, we are not at this time able to reasonably estimate liability under these guarantees, or when we may be required to satisfy any obligations. We are monitoring the proceedings, investigating the potential claims, and are working to resolve the guarantee obligations.

     Operating activities used approximately $0.5 million of cash during the three months ended March 31, 2002 as compared to a cash usage of $1.6 million for the comparable period in 2001. The decrease in cash used by operations is attributable to less overall working capital required as compared to the prior 2001 period, which required a heavier investment in accounts receivable, inventories and other assets, and larger reductions in deferred revenue, restructuring reserves and other current liabilities, partially offset by an increase in accounts payable. For the three months ended March 31, 2002, the significant working capital components were comprised of cash used to build accounts receivable, net of contract advances, and inventories related to production and sales volume increases, reduction of deferred revenue primarily attributable to revenue recognition under certain license agreements, reduction of other liabilities attributable to funding of our pension plan and semi-annual interest under the 8% Senior Subordinated Convertible Notes, offset by cash provided through the utilization of prepaid assets, realization of other assets, and increases in accounts payable related to business volume increases.

     Investing activities used $0.5 million during the three months ended March 31, 2002, principally attributable to the purchase of manufacturing equipment in both of our business segments and additional investment in our patent portfolio.

     Financing activities provided net cash of $0.9 million for the three months ended March 31, 2002, compared to $1.7 million for the same period in 2001. Cash provided from financing activities during both periods was primarily the result of increased borrowing under our RLC.

     We believe we have sufficient manufacturing capacity, at March 31, 2002, to meet our anticipated future delivery requirements. We may however, seek strategic partners for the joint development of capital intensive new technology development. We may also seek to obtain additional capital should demand for our products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for our products and technologies.

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

Risks and Uncertainties in the Business and Forward-Looking Information

     A wide variety of factors will affect our projected operating and financial results and could adversely impact our revenues, profitability and cash flows. Our liquidity and available working capital will largely depend upon our cash flow from operations and, potentially, upon proceeds from asset sales or licensing. Improved cash flow from operations will depend on our ability to increase revenue resulting in utilization of existing manufacturing capacity, and our ability to continue to implement our cost cutting initiatives.

     We have negotiated financial covenants with our lenders that require us to maintain certain earnings and financial ratios. There can be no assurance that we will maintain these covenants. Continued compliance with our debt covenants is a requirement for maintaining access to funds available under our RLC.

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

     Although we have long established relationships with a number of our Aerospace and Defense customers, we do not have significant long-term supply contracts with most of these customers. Our customers typically do not commit to long-term production schedules and, as a result, customer orders generally are subject to cancellation or delay. Reliance upon defense contracts involves certain risks, including dependence on Congressional appropriations and changes in governmental policies that reflect military and political developments.

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

OEMs continually exert downward pressure on prices, forcing us to innovate in order to maintain or increase margins from year to year.

     Other factors pertinent to our ability to meet our current and future financial projections include:

•	our leveraged status and the level and cost of our debt;

•	the continued reduction of our fixed expenses;

•	our ability to continue to provide design and manufacturing services products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

•	the cyclical nature of the automobile industry and other markets addressed by our products;

•	the level and makeup of military expenditures;

•	the continued availability of strategic raw materials and supplies;

•	contract mix and shifting production and delivery schedules among our market segments;

•	the amount of resources available for independent research and development;

•	proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products; and

•	technological changes introduced by competitors and customers.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     There have been no material changes to our exposures to market risk since December 31, 2001.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports

a)	The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference
3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)
3.2	Bylaws of Simula, Inc., as amended and restated	(1)
4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004	(6)
10.11	1992 Stock Option Plan, as amended effective September 15, 1998	(4)
10.12	1992 Restricted Stock Plan	(1)
10.21	1994 Stock Option Plan, as amended effective September 15, 1998.	(4)
10.26	Simula, Inc. Employee Stock Purchase Plan	(2)
10.27	Outside Directors Equity Plan	(9)
10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(5)
10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30, 1999	(6)
10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001	(7)
10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001	(7)
10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000	(7)
10.47	Employment Agreement between the Company and J. Michael Miller dated November 12, 2001, effective January 8 , 2001	(7)
10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000	(8)
10.49	Employment Agreement between the Company and John S. Hodgson dated February 1, 2002, effective February 11, 2002	(8)
18.	Preference Letter re: change in accounting principles	(3)
21.	Subsidiaries of the Company	(6)

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(2)	Filed with report on Form 10-Q for the quarter ended June 30, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: May 14, 2002	/s/ Bradley P. Forst

BRADLEY P. FORST President Chief Executive Officer

/s/ John S. Hodgson

JOHN S. HODGSON Executive Vice President Chief Financial Officer