Form 10-Q
period 2002-06-30
SIMULA INC
filed 2002-08-19
CIK 885080

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002 or

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

(602) 631-4005

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:

(1)	has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

Yes X No

(2)	has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2002

Common Stock, $.01 par value	12,938,888

SIMULA, INC.

Page

PART I – FINANCIAL INFORMATION

Item 1 – Interim Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	2

Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2002 and 2001	3

Consolidated Statement of Shareholders’ Deficit for the Six Month Period Ended June 30, 2002	4

Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2002 and 2001	5

Notes to Interim Consolidated Financial Statements	6–10

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition	11–15

Item 3 – Quantitative and Qualitative Disclosure about Market Risk	15

PART II — OTHER INFORMATION

Item 4 – Submissions of Matters to a Vote of Security Holders	16

Item 6 – Exhibits and Reports	17

SIGNATURES	18

SIMULA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2002 and December 31, 2001

	2002	2001

	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$459,951	$362,319

Contract and trade receivables – Net	28,109,752	26,441,295

Inventories	7,116,906	7,384,222

Deferred income taxes	1,898,655	2,596,000

Prepaid expenses and other	793,608	915,547

Total current assets	38,378,872	37,699,383

PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS – Net	10,998,005	10,545,449

DEFERRED INCOME TAXES	35,188,519	34,985,000

DEFERRED FINANCING COSTS	3,130,555	4,059,630

INTANGIBLES – Net	3,376,728	3,333,896

OTHER ASSETS	2,015,351	2,029,933

TOTAL	$93,088,030	$92,653,291

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Revolving line of credit	$11,631,734	$11,488,639

Trade accounts payable	6,757,641	6,972,576

Other accrued liabilities	7,994,554	8,394,234

Deferred revenue	1,162,670	1,540,247

Accrued restructuring costs	979,056	1,313,931

Advances on contracts	3,197,606	2,049,645

Current portion of long-term debt	417,011	993,682

Total current liabilities	32,140,272	32,752,954

DEFERRED REVENUE	785,669	1,367,002

DEFERRED LEASE COST	611,160	400,914

LONG-TERM DEBT – Less current portion	61,418,768	60,772,414

Total liabilities	94,955,869	95,293,284

SHAREHOLDERS’ DEFICIT

Preferred stock, $.05 par value– authorized 50,000,000 shares; none outstanding

Common stock, $.01 par value– authorized 50,000,000 shares; issued 12,938,888 in 2002 and 12,892,858 in 2001	129,389	128,929

Additional paid-in-capital	62,588,070	62,412,546

Accumulated deficit	(62,494,503)	(63,377,118)

Accumulated other comprehensive income	(2,090,795)	(1,804,350)

Total shareholders’ deficit	(1,867,839)	(2,639,993)

TOTAL	$93,088,030	$92,653,291

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operation

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUE	$30,181,492	$25,956,898	$59,283,780	$51,492,665

COST OF REVENUE	20,645,901	16,204,171	40,137,498	32,587,769

GROSS MARGIN	9,535,591	9,752,727	19,146,282	18,904,896

ADMINISTRATIVE EXPENSES	4,652,772	5,560,735	9,591,077	11,222,489

RESEARCH AND DEVELOPMENT	1,396,239	0	2,916,972	0

WRITE-DOWN NET ASSETS HELD FOR SALE	0	600,000	0	600,000

RESTRUCTURING CHARGES	0	0	0	479,000

OPERATING INCOME	3,486,580	3,591,992	6,638,233	6,603,407

INTEREST EXPENSE	(2,577,324)	(2,651,567)	(5,135,618)	(5,168,521)

INCOME BEFORE TAXES	909,256	940,425	1,502,615	1,434,886

INCOME TAX EXPENSE	(400,000)	(363,000)	(620,000)	(535,000)

NET INCOME	$509,256	$577,425	$882,615	$899,886

INCOME PER COMMON SHARE — Basic	$0.04	$0.05	$0.07	$0.07

INCOME PER COMMON SHARE — Diluted	$0.04	$0.05	$0.07	$0.07

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Shareholders’ Deficit
Six Month Period Ended June 30, 2002

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Deficit	Income

BALANCE, JANUARY 1, 2002	12,892,858	$128,929	$62,412,546	$(63,377,118)	$(1,804,350)	$(2,639,993)

Net Income				882,615		882,615	$882,615

Issuance of stock	46,030	460	175,524			175,984

Loss on cash flow hedge					(143,388)	(143,388)	(143,388)

Foreign currency translation adjustment					(143,057)	(143,057)	(143,057)

		—	—	—

BALANCE, JUNE 30, 2002	12,938,888	$129,389	$62,588,070	$(62,494,503)	$(2,090,795)	$(1,867,839)	$596,170

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
Six Month Periods Ended June 30, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$882,615	$899,886

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,121,917	2,203,382

Deferred income taxes	574,481	487,000

Capitalized interest	749,860	234,718

Non-cash equity compensation	74,779	—

Restructuring charge	—	479,000

Write down net assets held for sale	—	600,000

Currency translation adjustment	(143,057)	65,336

Bad debt expense	356,400	—

Changes in net assets and liabilities:

Contract and trade receivables – net of advances	(876,896)	1,818,113

Inventories	267,316	(689,316)

Prepaid expenses and other	213,604	(117,596)

Other assets	14,582	(633,169)

Trade accounts payable	(214,935)	(319,844)

Deferred revenue	(958,910)	(1,280,436)

Deferred lease costs	210,246	(47,666)

Restructuring reserve	(334,875)	(653,423)

Other accrued liabilities	(715,388)	(2,054,396)

Net cash provided by operating activities	2,221,739	991,589

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(1,430,772)	(2,842,263)

Costs incurred to obtain intangibles	(257,458)	(472,251)

Net cash used in investing activities	(1,688,230)	(3,314,514)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under line of credit	143,095	2,446,181

Principal payments under other debt arrangements	(680,177)	(709,671)

Repurchase stock options	—	(19,000)

Issuance of common shares	101,205	85,482

Net cash (used in) provided by financing activities	(435,877)	1,802,992

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,632	(519,933)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	362,319	746,078

CASH AND CASH EQUIVALENTS, END OF PERIOD	$459,951	$226,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$3,785,769	$3,811,992

Taxes Paid	$135,000	$44,200

See notes to consolidated financial statements.

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

         The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

         We have prepared the accompanying interim consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Such interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2001 Form 10-K.

Note 2 – Inventories

         At June 30, 2002 and December 31, 2001, inventories consisted of the following:

	2002	2001

Raw Materials	$5,121,631	$5,308,956

Work in Progress	1,492,488	1,717,528

Finished Goods	502,787	357,738

Total Inventories	$7,116,906	$7,384,222

Note 3 – Debt

         On June 30, 2002, we were not in compliance with certain non-monetary financial covenants under our Revolving Line of Credit (the “RLC”) and Senior Secured Note. On August 19, 2002, we received waivers of the non-compliance at June 30, 2002 and entered into amendments under our RLC and Senior Secured Note. The amendments modified future financial covenant requirements effective September 30, 2002. In addition to other remedies, the amendment under our Senior Secured Note provides for a significant fee if we are unable to meet our debt leverage ratio requirement at June 30, 2003.

Note 4 – Other Intangible Assets

         In January 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement, adopted January 1, 2002, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

At June 30, 2002, all of our intangible assets with finite lives were principally comprised of technology patents with a total cost of $4,460,923 and accumulated amortization of $1,084,195. Intangible asset amortization expense for

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

the three months and six months ended June 30, 2002 was approximately $74,000 and $148,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

2002	$292,000

2003	232,000

2004	232,000

2005	232,000

2006	232,000

Note 5 – Research and Development

         Our research and development efforts arise from funded development contracts and proprietary research and development. The Company previously tracked such costs excluding intercompany research and development activity on an annual basis only and included them in total selling, general and administrative expenses. As of fiscal year 2002, research and development costs are segregated and intercompany research and development activity is eliminated. Accordingly, comparative quarterly information is not available. Amounts arising from such efforts were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Research and development expenses	$1,396,239	$2,916,972

Funded contracts:

Revenue funded by customers	$(771,092)	(1,829,104)

Research and development expenses classified as cost of such revenue	462,105	1,236,402

Funded contract contribution	$(308,987)	(592,702)

Note 6 – Restructuring

         In December 1999, we adopted a plan of restructuring that included the divestiture of our commercial airline seat manufacturing operation. At June 30, 2002, there was $979,056 of remaining liability, which principally relates to lease obligations associated with the closed facility and other contracts as a part of that restructuring. A summary of the change in accrued restructuring is as follows:

	Facility Closure	Other Contracts	Total

Balance at December 31, 2001	$833,931	$480,000	$1,313,931

Cash payments	(209,151)	(125,724)	(334,875)

Balance at June 30, 2002	$624,780	$354,276	$979,056

Note 7 – Contingencies

         On April 25, 2002, the purchaser of our rail and mass transit seating business filed for Chapter 7 Bankruptcy. Although the purchaser assumed all obligations at the time of the sale in August 1999, we remain liable as guarantor under the facility lease and certain equipment operating leases. Because of the bankruptcy proceedings, their proximity, ongoing liquidation activities and certain mitigation defenses available to us, we are not yet able to reasonably estimate our liability, if any, under these guarantees at this time. Therefore, we have not

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

recorded a loss provision for any settlement that may be required under our guarantees in our financial statements as of June 30, 2002.

Note 8 – Derivative Instruments

         We have foreign currency exposure related to buying and selling in currencies other than the local currencies of our operating units. Our most significant foreign currency exchange exposure relates to the Euro. The magnitude of the exposure varies over time and we enter into agreements by which we seek to manage certain foreign exchange exposure in accordance with established policy guidelines. These arrangements primarily hedge cash flows for forecasted transactions involving receivables and payables. We have hedged transactions through September 16, 2002 and currently do not anticipate any existing gains or losses currently classified in Other Comprehensive Income to be reclassified into earnings.

         The derivative instruments previously discussed contain an element of risk that counterparties may be unable to meet the terms of the agreements. However, limiting the counterparties to major banks that meet established credit guidelines minimizes such risk. We may place collateral for these financial instruments primarily dependent upon the instruments time to maturity. Management does not expect to incur any losses as a result of counterparty default.

Note 9 – Income Taxes

         SFAS No. 109 “Accounting for Income Taxes” requires the recording of a deferred tax asset valuation allowance if the weight of available evidence indicates that some or all of the deferred tax asset will not be realized. Such evidence includes our historical operating performance including our ability to continue as a going concern and tax planning strategies.

         We increased our deferred tax valuation allowance $0.8 million in 2001, $0.7 million in 2000, $0.1 million in 1999 because certain tax credits and operating loss carry forwards, primarily related to states in which we no longer have operations, are unlikely to be utilized. At December 31, 2001, we had approximately $93.0 million of net operating loss carry forwards, which expire through 2021.

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

         Accordingly, although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that all of the net deferred tax assets related primarily to federal operating loss carry forwards will be realized. Because of our federal and certain state net operating loss carryforwards, we are not a significant cash taxpayer. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.

Note 10 – Segment Reporting

         We are a holding company for wholly owned subsidiaries, which operate in two primary business segments. Our Aerospace and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, and ballistic armor principally for branches of the United States armed forces. Our Commercial Products segment includes operations encompassing inflatable restraints and related technology for automobiles and polymer materials. Our remaining segment, entitled Other, represents general corporate operations and technology licensing.

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         For the three-month periods ended June 30, 2002 and 2001, inter-segment sales were insignificant, and total intercompany sales of $20,685 and $221,190, respectively, have been eliminated.

	2002

	Aerospace and
	Defense	Commercial Products		Other		Total

Revenue:

Contract revenue	$21,083,449	$		$		$21,083,449

Product sales:

Automotive safety systems			8,301,202			8,301,202

Other			81,607			81,607

Technology sales and royalties			250,672		464,562	715,234

Total revenue	$21,083,449		$8,633,481		$464,562	$30,181,492

Operating income (loss)	$3,871,549		$(491,390)		$106,421	$3,486,580

	2001

	Aerospace and
	Defense	Commercial Products		Other		Total

Revenue:

Contract revenue	$15,649,067	$		$		$15,649,067

Product sales:

Automotive safety systems			8,095,735			8,095,735

Other			1,882,126			1,882,126

Technology sales and royalties	43,019		286,951			329,970

Total revenue	$15,692,086		$10,264,812		$—	$25,956,898

Operating income (loss)	$3,639,319		$772,266		$(819,593)	$3,591,992

         For the six-month periods ended June 30, 2002 and 2001, inter-segment sales were insignificant, and total intercompany sales of $47,478 and $1,164,377, respectively, have been eliminated.

	2002

	Aerospace and
	Defense	Commercial Products		Other		Total

Revenue:

Contract revenue	$40,373,195	$		$		$40,373,195

Product sales:

Automotive safety systems			17,329,365			17,329,365

Other			184,372			184,372

Technology sales and royalties			544,658		852,190	1,396,848

Total revenue	$40,373,195		$18,058,395		$852,190	$59,283,780

Operating income (loss)	$7,385,624		$(781,588)		$34,197	$6,638,233

SIMULA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	2001

	Aerospace and
	Defense	Commercial Products		Other		Total

Revenue:

Contract revenue	$29,215,489	$		$		$29,215,489

Product sales:

Automotive safety systems			18,288,978			18,288,978

Other			3,323,900			3,323,900

Technology sales and royalties	95,019		569,279			664,298

Total revenue	$29,310,508		$22,182,157		$—	$51,492,665

Operating income (loss)	$5,191,247		$3,010,999		$(1,598,839)	$6,603,407

Note 11 – Earnings per share

         The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three month and six month periods ended June 30, 2002 and 2001, the effect of 1,774,074 shares to be issued upon conversion of the 8% Notes was not used in determining dilutive earnings per share because the result would have been anti-dilutive.

	Three Months Ended		Six Month Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net earnings available to common shareholders	$509,256	$577,425	$882,615	$899,886

Basis weighted average shares outstanding	12,910,428	12,200,717	12,901,694	12,195,393

Effect of dilutive securities	360,011	484,583	321,852	442,586

Diluted weighted average shares outstanding	13,270,439	12,685,300	13,223,546	12,637,979

Basic per share amounts	$0.04	$0.05	$0.07	$0.07

Diluted per share amounts	$0.04	$0.05	$0.07	$0.07

*******

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Three and Six-Month Periods Ended June 30, 2002 Compared to
Three and Six-Month Periods Ended June 30, 2001

CONSOLIDATED

		Three Months Ended				Six Months Ended
	June 30,				June 30,

				Percent				Percent
(In thousands)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Revenue	$30,181	$25,957	$4,224	16%	$59,284	$51,493	$7,791	15%

Gross margin	9,536	9,753	(217)	(2%)	19,146	18,905	241	1%

Administrative and research and development expense	6,049	5,561	488	9%	12,508	11,222	1,286	11%

Operating income	3,487	3,592	(105)	(3%)	6,638	6,603	35	1%

Interest expense, net	2,577	2,652	(75)	(3%)	5,136	5,169	(33)	(1%)

Income before tax	909	940	(31)	(3%)	1,503	1435	68	5%

Tax expense	400	363	37	10%	620	535	85	16%

Gross margin as a percentage of revenue	32%	38%			32%	37%

Administrative and research and development expenses as a percentage of revenue	20%	21%			21%	22%

Effective tax rate	44%	39%			41%	37%

AEROSPACE & DEFENSE

		Three Months Ended				Six Months Ended
	June 30,				June 30,

				Percent				Percent
(In thousands)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Revenue	$21,083	$15,692	$5,391	34%	$40,373	$29,311	$11,062	38%

Gross margin	7,312	6,237	1,075	17%	14,022	10,963	3,059	28%

Gross margin as a percentage of revenue	35%	40%			35%	37%

COMMERCIAL PRODUCTS

		Three Months Ended				Six Months Ended
	June 30,				June 30,

				Percent				Percent
(In thousands)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Revenue	$8,633	$10,265	$(1,632)	(16%)	$18,058	$22,182	$(4,124)	(19%)

Gross margin	1,759	3,516	(1,757)	(50%)	4,272	7,942	(3,670)	(46%)

Gross margin as a percentage of revenue	20%	34%			24%	36%

Results of Operations for the Three-Month Period Ended June 30, 2002

         Revenue for the three-month period ended June 30, 2002 increased 16% compared to revenue in the same period for 2001. Revenue for the period grew 34% in the Aerospace and Defense segment. This increase was primarily due to increased production and contract fulfillment with respect to our armor product lines offset partially by decreases in our parachute product lines. Revenue from the Commercial Products segment declined 16% primarily due to the disposal of our airline soft goods manufacturing operation in Atlanta, Georgia, which contributed revenue of $1.8 million during the three months ended June 30, 2001. Excluding this revenue, Commercial Products revenue increased 2% during the comparable period.

         Gross margin as a percent of sales decreased to 32% for the three-month period ended June 30, 2002 from 38% for the comparable period in 2001. Gross margin as a percent of sales in our Aerospace and Defense segment declined to 35% for the three months ended June 30, 2002 from 40% for the same period in 2001. This decrease was attributable primarily to the one time payment by the customer for development costs related to our Cockpit Air Bag System (“CABS”) of approximately $1.0 million with no associated cost of revenue in the 2001 period. In addition, contract production start up costs related to our new vehicle armor line created additional margin pressure in the 2002 period. Gross margin as a percent of sales in our Commercial Products segment declined to 20% for the three months ended June 30, 2002 from 34% for the same period in 2001. The decrease in gross margin in the Commercial Products segment was attributable to a shift in product mix to new automotive products where cost reduction activity has taken longer than anticipated to mitigate pricing pressure.

         Administrative and research and development expenses for the three-month period ended June 30, 2002 increased $488,000 or 9% as compared to the same 2001 period. This increase was primarily due to development costs attributable to our DCI technology and increased sales and marketing expenses, offset by cost savings reductions related to the sale of the airline soft goods division and other cost reductions company wide. Administrative and research and development expenses as a percentage of sales for the three months ended June 30, 2002 and 2001 was 20% and 21%, respectively.

         Operating income for the three-month period ended June 30, 2002 was $3.5 million compared to $3.6 million for the same period in 2001. The 2001 operating income for the three-month period included a $600,000 write-down for our former Atlanta assets.

         Interest expense was $2.6 million compared to $2.7 million for the comparable 2001 period. Cash paid for interest for the three months ended June 30, 2002 and 2001 was $1.4 million and $1.3 million, respectively.

         Income Taxes – Our effective income tax rate for the three months ended June 2002 was 44% as compared to 39% in the comparable 2001 period. The increase in our tax rate reflects the impact of higher profits in less than favorable tax jurisdictions.

Results of Operations for the Six-Month Period Ended June 30, 2002

         Revenue for the six months ended June 30, 2002 increased 15% compared to revenue in the same period for 2001. Revenue for the period grew 38% in the Aerospace and Defense segment from $29.3 million to $40.4 million primarily due to increased production and contract fulfillment with respect to our armor product lines. Revenue from the Commercial Products segment declined 19% primarily due to the disposal of our airline soft goods manufacturing operation in Atlanta, Georgia, which contributed revenue of $3.1 million during the six months ended June, 2001. Excluding this revenue, Commercial Products revenue decreased 5% during the comparable period, which was attributable to continued pricing pressures in our automotive safety business.

         Gross margin as a percent of sales decreased to 32% for the six-month period ended June 30, 2002 from 37% for the comparable period in 2001. Gross margin in our Aerospace and Defense segment decreased slightly to 35% for the six-month period ended June 30, 2002 from 37% for the same period in 2001. The decrease was primarily due to the favorable impact of CABS revenue recorded in the second quarter of 2001 discussed above. Gross margin as a percent of sales in our Commercial Products segment decreased to 24% for the six-month period ended June 30, 2002 from 36% for the comparable 2001 period. This decrease was attributable to continued pricing pressure on existing platforms and certain inefficiencies incurred as several new platforms moved into production as described above.

         Administrative and research and development expenses for the six month period ended June 30, 2002 increased $1.3 million or 11% as compared to the same 2001 period. This increase was primarily due to increased development costs attributable to our DCI technology and increased sales and marketing expenses, offset by cost savings related to the sale of the airline soft goods division and other cost reductions company-wide. Administrative and research and development expenses as a percentage of revenue for the six months ended June 30, 2002 and 2001 was 21% and 22%, respectively.

         Operating income for both six-month periods ended June 30 was $6.6 million. The 2001 operating income includes a restructuring charge of $479,000 related to headcount reductions and facility shutdown costs and a $600,000 charge related to a write-down of our former Atlanta assets, offset by revenue recognized from the recovery of CABS development costs as described above.

         Interest expense for the six months ended June 30, 2002 was $5.1 million compared to $5.2 million for the comparable 2001 period. Cash paid for interest for both six-month periods ended June 30 was $3.8 million.

         Income Taxes – Our effective income tax rate for the six months ended June 2002 was 41% as compared to 37% in the comparable 2001 period. The increase in our tax rates reflects higher profits in less than favorable tax jurisdictions.

Liquidity and Capital Resources

         Our ability to fund debt service and working capital requirements during the next quarter and year is dependent upon improved cash flows generated from operations and increased borrowing availability under our revolving line of credit (“RLC”).

         We continually review our revenue and cost forecasts so that we can react to changes in our operations and liquidity position. The amount and timing of Department of Defense procurement and future constraints on certain raw materials could impact our ability to generate Aerospace and Defense revenue. Our sales contracts for our automotive products are based upon the estimated production of the next year’s requirements of the OEMs. Our ability to maintain Commercial Products revenue will be impacted by our ability to successfully compete in an increasingly price competitive market and to properly hedge our foreign currency transaction risk. See “Risks and Uncertainties in the Business and Forward-Looking Information” and “Quantitative and Qualitative Disclosure about Market Risk"

         Our ability to generate sufficient cash flow from operations is principally dependent upon our ability to continue to increase revenue and contain or reduce operating expenses. At June 30, 2002, we had cash and cash equivalents of $459,951 compared to $362,319 at December 31, 2001. Our RLC had outstanding borrowings of $11.6 million and remaining borrowing availability of $2.9 million at June 30, 2002 as compared to outstanding borrowings of $11.5 million and a remaining borrowing availability of $3.7 million at December 31, 2001. The decrease in availability was principally attributable to scheduled reductions of the RLC maximum advance limit through June 30, 2002.

         On June 30, 2002, we were not in compliance with certain non-monetary financial covenants under our Revolving Line of Credit (the “RLC”) and Senior Secured Note. On August 19, 2002, we received waivers of the non-compliance at June 30, 2002 and entered into amendments on our RLC and Senior Secured Note. The amendments modified future financial covenant requirements effective September 30, 2002. In addition to other remedies, the amendment under our Senior Secured Note provides for a significant fee if we are unable to meet our debt leverage ratio requirement at June 30, 2003. Additionally, we are in the final stages of approval for increased availability of $1.5 million under our RLC to provide working capital for our growing Aerospace and Defense business.

         Management believes that future operating cash flow and the remaining availability under our RLC should be sufficient to fund our operating cash requirement and debt service. In addition, because of our federal and certain state net operating loss carryforwards, we are not a significant cash taxpayer. We may, however, encounter additional funding requirements to fund expansion, meet increased working capital needs, or satisfy outstanding guarantees.

         On April 25, 2002, the purchaser of our rail and mass transit seating business filed for Chapter 7 Bankruptcy. Although the purchaser assumed all obligations at the time of the sale in August 1999, we remain liable as guarantor under the facility lease and certain equipment operating leases. Because of the bankruptcy proceedings, their proximity, ongoing liquidation activities and certain mitigation defenses available to us, we are not yet able to reasonably estimate our liability under these guarantees at this time. Therefore we have not recorded a loss provision for any settlement that may be required under our guarantees in our financial statements as of June 30, 2002.

         Operating activities provided approximately $2.2 million of cash during the six months ended June 30, 2002 as compared to $1.0 million for the comparable period in 2001. The increase in cash provided by operations was attributable to less overall working capital required as compared to the prior 2001 period, which required heavier reductions in deferred revenue, restructuring reserves and other current liabilities.

         Investing activities used $1.7 million during the six months ended June 30, 2002, principally attributable to the purchase of manufacturing equipment in both of our business segments and additional investment in our patent portfolio.

         Financing activities used net cash of $0.4 million for the six months ended June 30, 2002, compared to $1.8 million provided by financing activities for the same period in 2001. Cash used in financing activities during the six months ended June 30, 2002 primarily related to scheduled payments under debt arrangements. Cash provided from financing activities was due primarily to increased borrowing under our RLC in 2001.

         We believe we have sufficient manufacturing capacity, at June 30, 2002, to meet our anticipated future delivery requirements. We may, however, seek strategic partners for the joint development of capital intensive new technology development. We may also seek to obtain additional capital should demand for our products exceed current capacity. The raising of capital in public markets will depend primarily upon prevailing market conditions and the demand for our products and technologies.

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

         Many of our products are subassemblies in final products. We act as subcontractor to defense industry prime contractors and as a component supplier to automotive original equipment manufacturers (“OEM”) and first tier systems suppliers. Accordingly, we are reliant on others to gain and retain market acceptance for our products, and we must continue to demonstrate that our products will provide advantages to the manufacturers of final products, including increasing product safety and providing such manufacturers with competitive cost advantages.

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

         In our Commercial Products segment, we operate in the highly competitive automotive safety industry. As most of our competitors have greater resources than we do and since products become commoditized over time, our success in this industry is largely dependent on our ability to innovate. Our ability to compete effectively in this industry also depends on our ability to remain competitive in pricing, service, and performance. In addition, automotive OEMs continually exert downward pressure on prices, forcing us cut costs and to innovate in order to maintain margins and projected volumes from year to year.

         Other factors pertinent to our ability to meet our current and future financial projections include:

•	our relationship with our senior lenders and on-going compliance with loan terms and covenants;

•	our relationship with significant customers and maintenance of preferred supplier relationships with them that are renegotiated frequently;

•	our leveraged status and the level and cost of our debt;

•	the continued reduction of our fixed expenses;

•	our ability to monetize assets including through sales of certain assets or technologies at a favorable price;

•	our ability to continue to provide design and manufacturing services, products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

•	the cyclical nature of the automobile industry and other markets addressed by our products;

•	the level and makeup of military expenditures;

•	contract mix and shifting production and delivery schedules among our market segments;

•	the amount of resources available for independent research and development;

•	proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products; and

•	technological changes introduced by competitors and customers.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

         We have currency exposures related to buying and selling in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. Currently, our most significant exposure relates to the Euro and the British Pound. We have supply contracts for our ITS® that are Euro denominated. We also maintain a manufacturing facility in the United Kingdom for which we fund its operating expenses in British Pounds. During the second quarter of 2002, we entered into foreign currency hedge transactions to mitigate our associated risks. The magnitude of the exposure varies over time and we enter into agreements by which we seek to manage certain portions of our foreign exchange exposure in accordance with established policy guidelines. These arrangements primarily hedge cash flows for forecasted transactions involving receivables and payables. We have hedged transactions through September 16, 2002 and currently do not anticipate any existing gains or losses currently classified in Other Comprehensive Income to be reclassified into earnings.

PART II – OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on June 20, 2002. All four candidates nominated by the Board of Directors were elected as follows:

Nominees	Votes in Favor	Votes Withheld	Term Ending
Jean E. Boyle	11,487,824	823,307	2003

S. Thomas Emerson	11,425,786	825,345	2005

Bradley P. Forst	11,423,514	827,617	2005

James C. Withers	11,388,090	863,041	2005

         The term of office of the following directors continued after the Annual Meeting:

Continuing Directors	Term Ending
Peter W. Schutz	2003

Robert D. Olliver	2003

John M. Leinonen	2003

Lon A. Offenbacher	2004

Stanley P. Desjardins	2004

Jack A. Henry	2004

         Shareholders also voted as follows to amend the Employee Stock Purchase Plan to authorize an additional 200,000 shares of Simula’s Common Stock for issuance under the Employee Stock Purchase Plan:

Votes in Favor	Votes Opposed	Abstaining
10,904,123	1,285,633	63,482

         Lastly, Shareholders voted to ratify the selection of Deloitte & Touche LLP as the Company’s independent for the fiscal year 2002 as follows:

Votes in Favor	Votes Opposed	Abstaining
12,118,408	102,648	32,272

Item 6.      Exhibits and Reports

a)	The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference

3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998	(3)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998	(3)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.27	Outside Directors Equity Plan	(9)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(4)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30,1999	(5)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001	(7)

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001	(7)

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000	(7)

10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000	(8)

10.49	Employment Agreement between the Company and John S. Hodgson dated February 1, 2002, effective February 11, 2002	(8)

99.1	Certification by Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act	*

99.2	Certification by Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act	*

*	Filed herewith

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: August 19, 2002	/s/ John S. Hodgson JOHN S. HODGSON Executive Vice President Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act

99.2	Certification by Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act