Form 10-Q
period 2002-09-30
SIMULA INC
filed 2002-11-14
CIK 885080

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number	1-12410

Simula, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Arizona	86-0320129

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2625 S. Plaza Drive, Suite 100, Tempe, Arizona	85282

(Address of Principal Executive Offices)	(Zip Code)

(602) 631-4005

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:

(1)	has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

Yes [X]	No [ ]

(2)	has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2002

Common Stock, $.01 par value	12,954,372

SIMULA, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1 - Interim (unaudited) Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	2

Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2002 and 2001	3

Consolidated Statement of Shareholders’ Deficit for the Nine Month Period Ended September 30, 2002	4

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001	5

Notes to Interim Consolidated Financial Statements	6-11

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-17

Item 3 - Quantitative and Qualitative Disclosure about Market Risk	17

Item 4 -Controls and Procedures	17

PART II — OTHER INFORMATION

Item 6 - Exhibits and Reports	18

SIGNATURES	20

SIMULA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
September 30, 2002 and December 31, 2001

	2002	2001

	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$462,466	$362,319

Contract and trade receivables — Net	25,672,997	26,441,295

Inventories	6,858,705	7,384,222

Deferred income taxes	1,818,000	2,596,000

Prepaid expenses and other	665,015	915,547

Total current assets	35,477,183	37,699,383

PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS — Net	11,378,665	10,545,449

DEFERRED INCOME TAXES	35,685,519	34,985,000

DEFERRED FINANCING COSTS	2,762,067	4,059,630

INTANGIBLES — Net	3,504,761	3,333,896

OTHER ASSETS	1,976,959	2,029,933

TOTAL	$90,785,154	$92,653,291

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Revolving line of credit	$8,985,373	$11,488,639

Trade accounts payable	8,308,039	6,972,576

Other accrued liabilities	6,995,582	8,394,234

Deferred revenue	1,173,775	1,540,247

Accrued restructuring costs	1,470,764	1,313,931

Liabilities of discontinued operations	640,529	—

Advances on contracts	2,723,425	2,049,645

Current portion of long-term debt	3,449,564	993,682

Total current liabilities	33,747,051	32,752,954

DEFERRED REVENUE	507,030	1,367,002

DEFERRED LEASE COST	709,158	400,914

LONG-TERM DEBT — Less current portion	58,520,256	60,772,414

Total liabilities	93,483,495	95,293,284

SHAREHOLDERS’ DEFICIT

Preferred stock, $.05 par value — authorized 50,000,000 shares; none outstanding

Common stock, $.01 par value — authorized 50,000,000 shares; issued 12,954,372 in 2002 and 12,892,858 in 2001	129,543	128,929

Additional paid-in-capital	62,622,909	62,412,546

Accumulated deficit	(63,235,305)	(63,377,118)

Accumulated other comprehensive loss	(2,215,488)	(1,804,350)

Total shareholders’ deficit	(2,698,341)	(2,639,993)

TOTAL	$90,785,154	$92,653,291

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operation

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUE	$27,582,979	$27,078,541	$86,866,759	$78,571,206

COST OF REVENUE	19,122,652	17,923,855	59,260,150	50,511,624

GROSS MARGIN	8,460,327	9,154,686	27,606,609	28,059,582

ADMINISTRATIVE EXPENSES	4,488,656	5,791,566	14,079,733	17,014,055

RESEARCH AND DEVELOPMENT	1,170,706	—	4,087,678	—

WRITE-DOWN NET ASSETS HELD FOR SALE	—	50,000	—	650,000

EMPLOYEE SEVERENCE EXPENSE	—	438,000	—	438,000

RESTRUCTURING CHARGES	762,459	—	762,459	479,000

OPERATING INCOME	2,038,506	2,875,120	8,676,739	9,478,527

INTEREST EXPENSE	(2,626,308)	(2,640,180)	(7,761,926)	(7,808,701)

(LOSS) INCOME BEFORE TAXES	(587,802)	234,940	914,813	1,669,826

INCOME TAX BENEFIT (EXPENSE)	194,000	(86,000)	(426,000)	(621,000)

(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	(393,802)	148,940	488,813	1,048,826

LOSS FROM DISCONTINUED OPERATIONS, NET OF RELATED INCOME TAX BENEFIT OF $303,000	(347,000)	—	(347,000)	—

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM	(740,802)	148,940	141,813	1,048,826

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF RELATED INCOME TAX BENEFIT OF $1,633,000	—	(2,182,900)	—	(2,182,900)

NET (LOSS) INCOME	$(740,802)	$(2,033,960)	$141,813	$(1,134,074)

(LOSS) INCOME PER COMMON SHARE — Basic (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	$(0.03)	$0.01	$0.04	$0.09

LOSS FROM DISCONTINUED OPERATIONS	(0.03)	—	(0.03)	—
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(0.18)	—	(0.18)

(LOSS) INCOME PER COMMON SHARE — Basic	$(0.06)	$(0.17)	$0.01	$(0.09)

(LOSS) INCOME PER COMMON SHARE - Diluted (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	$(0.03)	$0.01	$0.04	$0.09

LOSS FROM DISCONTINUED OPERATIONS	(0.03)	—	(0.03)	—

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(0.18)	—	(0.18)

(LOSS) INCOME PER COMMON SHARE - Diluted	$(0.06)	$(0.17)	$0.01	$(0.09)

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Shareholders’ Deficit
Nine Month Period Ended September 30, 2002

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Deficit	Loss

BALANCE, JANUARY 1, 2002	12,892,858	$128,929	$62,412,546	$(63,377,118)	$(1,804,350)	$(2,639,993)

Net Income				141,813		141,813	$141,813

Issuance of stock	61,514	614	210,363			210,977

Gain on cash flow hedge					231	231	231

Foreign currency translation adjustment					(411,369)	(411,369)	(411,369)

BALANCE,SEPTEMBER 30, 2002	12,954,372	$129,543	$62,622,909	$(63,235,305)	$(2,215,488)	$(2,698,341)	$(269,325)

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
Nine Month Periods Ended September 30, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$141,813	$(1,134,074)

Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	3,182,575	3,370,986

Deferred income taxes	77,481	(1,060,000)

Capitalized interest	1,139,531	348,808

Non-cash equity compensation	109,971	74,000

Loss from discontinued operations	640,529	—

Loss on extinguishment of debt	—	3,815,900

Loss on disposal of assets	97,261	—

Restructuring charge	762,459	479,000

Write down net assets held for sale	—	650,000

Currency translation adjustment	(411,369)	21,569

Bad debt expense	236,067	—

Changes in net assets and liabilities:

Contract and trade receivables — net of advances	1,206,012	1,684,240

Inventories	525,517	(562,178)

Prepaid expenses and other	250,762	60,119

Other assets	52,974	(992,511)

Trade accounts payable	1,335,463	777,198

Deferred revenue	(1,226,444)	(2,002,938)

Deferred lease costs	308,244	152,790

Restructuring reserve	(557,360)	(695,763)

Other accrued liabilities	(1,398,652)	(3,571,952)

Net cash provided by operating activities	6,472,834	1,415,194

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(2,422,132)	(3,578,633)

Costs incurred to obtain intangibles	(612,488)	(1,034,525)

Net cash used in investing activities	(3,034,620)	(4,613,158)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (payments) borrowings under line of credit	(2,503,266)	3,312,562

New borrowings net of costs	—	22,515,546

Principal payments under other debt arrangements	(935,807)	(23,113,012)

Repurchase stock options	—	(19,000)

Issuance of common shares	101,006	100,358

Net cash (used in) provided by financing activities	(3,338,067)	2,796,454

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100,147	(401,510)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	362,319	746,078

CASH AND CASH EQUIVALENTS, END OF PERIOD	$462,466	$344,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$6,568,827	$6,615,183

Taxes Paid	$484,254	$63,873

See notes to consolidated financial statements.

Note 1 — Basis of Presentation

         The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

         We have prepared the accompanying interim consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Such interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2001 Form 10-K.

Note 2 — Inventories

         At September 30, 2002 and December 31, 2001, inventories consisted of the following:

	2002	2001

Raw Materials	$4,974,866	$5,308,956

Work in Progress	1,178,558	1,717,528

Finished Goods	705,281	357,738

Total Inventories	$6,858,705	$7,384,222

Note 3 — Recently Issued Accounting Standards

         In July 2001, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will apply to exit or disposal activities initiated after December 31, 2002. We have reviewed the requirements of SFAS No. 146 and believe the adoption of this statement will not have a material impact on our financial statements.

Note 4 — Debt

         On September 30, 2002, we were not in compliance with certain non-monetary financial covenants under our Revolving Line of Credit (the “RLC”) and Senior Secured Note. On November 14, 2002, we received waivers of the non-compliance at September 30, 2002. On October 22, 2002, we modified and amended certain provisions of the RLC to increase the Revenue in Excess of Billing Loan Cap with scheduled quarterly reductions. Management believes that future operating cash flow and the remaining availability under our RLC should be sufficient to fund our operating cash requirement and debt service and we will also seek to sell assets and apply proceeds to debt reduction. In order to meet future covenants and debt maturities we will need asset sales or recapitalization.

Note 5 — Other Intangible Assets

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

         At September 30, 2002, all of our intangible assets with finite lives ranging from 15 to 20 years were principally comprised of technology patents with a total cost of $4,664,521, and accumulated amortization of $1,159,759. Intangible asset amortization expense for the three months and nine months ended September 30, 2002 was approximately $75,000 and $223,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

2002	$298,000

2003	236,000

2004	236,000

2005	236,000

2006	236,000

Note 6 — Research and Development

         Our research and development efforts arise from funded development contracts and proprietary research and development. We previously tracked such costs excluding intercompany research and development activity on an annual basis only and included them in total selling, general and administrative expenses. As of fiscal year 2002, research and development costs are segregated and intercompany research and development activity is eliminated. Accordingly, comparative quarterly information is not available. Amounts arising from such efforts were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Research and development expenses	$1,170,706	$4,087,678

Funded contracts:

Revenue funded by customers	$1,153,479	2,982,583

Research and development expenses classified as cost of such revenue	(571,227)	(1,807,629)

Income on funded contracts	$582,252	1,174,854

Note 7 — Restructuring

         In December 1999, we adopted a plan of restructuring that included the divestiture of our commercial airline seat manufacturing operation and in July 2002, we adopted a plan of restructuring focused on reducing workforce to align with a newly developed strategic focus. At September 30, 2002, there was $1,470,764 of remaining liability, which principally relates to lease obligations associated with the closed airline facility and other contracts as a part of the 1999 restructuring and severance obligations as part of the 2002 restructuring. A summary of the change in accrued restructuring is as follows:

	Facility Closure	Other Contracts	Severance	Total

Balance at December 31, 2001	$833,931	$480,000	$—	$1,313,931

July 2002 Restructuring	—	—	714,193	714,193

Cash payments	(252,947)	(129,719)	174,694	(557,360)

Balance at September 30, 2002	$580,984	$350,281	$539,499	$1,470,764

         In addition to the charges in accrued restructuring, $48,266 in assets written off relating to moving manufacturing for our Automotive business to Mexico, is included in the restructuring charge for the three and nine months ended September 30, 2002.

Note 8 — Contingencies

         On April 25, 2002, the purchaser of our rail and mass transit seating business filed for Chapter 7 Bankruptcy. Although the purchaser assumed all obligations at the time of the sale in August 1999, we remained liable as guarantor under the facility lease and certain equipment operating leases. As of September 30, 2002, we recorded a reserve of $650,000 for potential settlements of the facility and equipment leases under guarantees and recorded a loss of $347,000, net of related taxes to discontinued operations. We have reached an agreement on the principal leases and are currently negotiating to settle the remaining guarantees and believe that the reserve established is adequate.

Note 9 — Derivative Instruments

         We have foreign currency exposure related to buying and selling in currencies other than the local currencies of our operating units. Our most significant foreign currency exchange exposure relates to the Euro. The magnitude of the exposure varies over time and we enter into agreements by which we seek to manage certain foreign exchange exposure in accordance with established policy guidelines. These arrangements primarily hedge cash flows for forecasted transactions involving receivables and payables. We have hedged transactions through December 16, 2002 and currently do not anticipate any existing gains or losses currently classified in Other Comprehensive Income to be reclassified into earnings.

         The derivative instruments previously discussed contain an element of risk that counterparties may be unable to meet the terms of the agreements. However, limiting the counterparties to major banks that meet established credit guidelines minimizes such risk. We may place collateral for these financial instruments that are primarily dependent upon the instruments time to maturity. Management does not expect to incur any losses as a result of counterparty default.

Note 10 — Segment Reporting

         We are a holding company for wholly owned subsidiaries, which operate in two primary business segments. Our Aerospace and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, and ballistic armor principally for branches of the United States armed forces. Our Commercial Products segment in 2002 includes operations encompassing inflatable restraints and related technology for automobiles, products derived from our proprietary technology and polymer materials and in 2001 also includes the airline soft goods manufacturing operation. All other activity, included in Other, represents general corporate operations, including unallocated interest and technology sales and royalties.

         For the three-month periods ended September 30, 2002 and 2001, inter-segment sales were insignificant and total intercompany sales of $4,081 and $315,303, respectively, have been eliminated.

	2002

	Aerospace and
	Defense	Commercial Products	Other	Total

Revenue:

Contract revenue	$18,665,972	$—	$—	$18,665,972

Product sales:

Automotive safety systems	—	8,396,174	—	8,396,174

Other	—	14,945	—	14,945
Technology sales and royalties	—	321,196	184,692	505,888

Total revenue	$18,665,972	$8,732,315	$184,692	$27,582,979

Operating income (loss)	$2,482,387	$466,443	$(910,325)	$2,038,506

	2001

	Aerospace and
	Defense	Commercial Products	Other	Total

Revenue:

Contract revenue	$16,287,379	$—	$—	$16,287,379

Product sales:

Automotive safety systems	—	8,528,814	—	8,528,814

Other	—	1,876,099	—	1,876,099

Technology sales and royalties	95,874	290,375	—	386,249

Total revenue	$16,383,253	$10,695,288	$—	$27,078,541

Operating income (loss)	$2,125,507	$275,051	$474,562	$2,875,120

         For the nine-month periods ended September 30, 2002 and 2001, inter-segment sales were insignificant and total intercompany sales of $51,559 and $735,923, respectively, have been eliminated.

	2002

	Aerospace and
	Defense	Commercial Products	Other	Total

Revenue:

Contract revenue	$59,039,168	$—	$—	$59,039,168

Product sales:

Automotive safety systems	—	25,725,539	—	25,725,539

Other	—	199,317	—	199,317

Technology sales and royalties	—	865,854	1,036,881	1,902,735

Total revenue	$59,039,168	$26,790,710	$1,036,881	$86,866,759

Operating income (loss)	$9,868,013	$(315,145)	$(876,129)	$8,676,739

	2001

	Aerospace and
	Defense	Commercial Products	Other	Total

Revenue:

Contract revenue	$45,502,868	$—	$—	$45,502,868

Product sales:

Automotive safety systems	—	26,817,792	—	26,817,792

Other	—	5,199,999	—	5,199,999

Technology sales and royalties	190,893	859,654	—	1,050,547

Total revenue	$45,693,761	$32,877,445	$—	$78,571,206

Operating income (loss)	$7,316,754	$3,286,050	$(1,124,277)	$9,478,527

Note 11 — Earnings per share

         The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three months ended September 30, 2002, the effect of 187,944 shares related to stock options were not used in determining dilutive earnings per share because the result would have been anti-dilutive. Additionally, for the three month and nine month periods ended September 30, 2002 and 2001, the effect of 1,774,074 shares to be issued upon conversion of the 8% Senior Subordinated Convertible Notes was not used in determining dilutive earnings per share because the result would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

(Loss) income before discontinued operations and extraordinary item	$(393,802)	$148,940	$488,813	$1,048,826

Loss from discontinued operations, net of related income tax benefit	(347,000)		(347,000)

Extraordinary loss on early extinguishment of debt		(2,182,900)		(2,182,900)

Net (loss) earnings available to common shareholders	$(740,802)	$(2,033,960)	$141,813	$(1,134,074)

Basis weighted average shares outstanding	12,939,056	12,228,726	12,914,148	12,206,505

Effect of dilutive securities	—	324,602	262,726	427,973

Diluted weighted average shares outstanding	12,939,056	12,553,328	13,176,874	12,634,478

(Loss) earnings per common share — basic:

(Loss) income before discontinued operations and extraordinary item	$(0.03)	$0.01	$0.04	$0.09

Loss from discontinued operations	(0.03)	—	(0.03)	—

Extraordinary loss on early extinguishment of debt	—	(0.18)	—	(0.18)

Basic per share amounts	$(0.06)	$(0.17)	$0.01	$(0.09)

(Loss) earnings per common share — diluted:

Income before discontinued operations and extraordinary item	$(0.03)	$—	$0.04	$—

Loss from discontinued operations	(0.03)	0.01	(0.03)	0.09

Extraordinary loss on early extinguishment of debt	—	(0.18)	—	(0.18)

Diluted per share amounts	$(0.06)	$(0.17)	$0.01	$(0.09)

*******

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Three and Nine-Month Periods Ended September 30, 2002 Compared to
Three and Nine-Month Periods Ended September 30, 2001

CONSOLIDATED

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

				Percent				Percent
(In thousands)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Revenue	$27,583	$27,079	$504	2%	$86,867	$78,571	$8,296	11%

Gross margin	8,460	9,155	(695)	-8%	27,607	28,060	(453)	(2%)

Administrative and research and development expense	5,659	5,792	(133)	(2%)	18,167	17,014	1,153	7%

Restructuring charges	762	—	762	100%	762	479	283	59%

Operating income	2,039	2,875	(836)	(29%)	8,677	9,479	(802)	(8%)

Interest expense, net	2,627	2,640	(13)	0%	7,762	7,809	(44)	(1%)

(Loss) income before tax	(588)	235	(823)	(350%)	915	1,670	(755)	(45%)

Tax (benefit) expense	(194)	86	(280)	(326%)	426	621	(195)	(31%)

Gross margin as a percentage of revenue	31%	34%			32%	36%

Administrative and research and development expenses as a percentage of revenue	21%	21%			21%	22%

Effective tax rate	(33%)	37%			47%	37%

AEROSPACE & DEFENSE

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

				Percent				Percent
(In thousands)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Revenue	$18,666	$16,383	$2,283	14%	$59,039	$45,694	$13,345	29%

Gross margin	5,985	5,780	205	4%	20,008	16,743	3,265	20%

Gross margin as a percentage of revenue	32%	35%			34%	37%

COMMERCIAL PRODUCTS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

				Percent				Percent
(In thousands)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Revenue	$8,732	$10,695	$(1,963)	-18%	$26,791	$32,877	$(6,086)	-19%

Gross margin	2,290	3,375	(1,085)	-32%	6,562	11,317	(4,755)	-42%

Gross margin as a percentage of revenue	26%	32%			24%	34%

Results of Operations for the Three-Month Period Ended September 30, 2002

         Revenue for the three-month period ended September 30, 2002 increased 2% compared to revenue in the same period for 2001. Revenue for the period grew 14% in the Aerospace and Defense segment. The increase in revenue was primarily due to increased production and contract fulfillment with respect to our armor product line. However, revenue increases were reduced by rework costs related to Small Arms Protective Insert (“SAPI”) body armor products. We estimated that the voluntary rework of the SAPI plates would cost approximately $1.0 million, thereby increasing total costs to the contract and impacting percentage complete. Additionally, revenues were negatively impacted by decreases in our parachute product lines. Revenue from the Commercial Products segment declined 18% primarily due to the disposal of our airline soft goods manufacturing operation in Atlanta, Georgia, which contributed revenue of $1.8 million during the three months ended September 30, 2001. Excluding this revenue, Commercial Products revenue decreased 2% during the comparable period due to pricing pressure in the automotive business.

         Gross margin as a percent of sales decreased to 31% for the three-month period ended September 30, 2002 from 34% for the comparable period in 2001. Gross margin as a percent of sales in our Aerospace and Defense segment declined to 32% for the three months ended September 30, 2002 from 35% for the same period in 2001. This decrease was attributable primarily to rework costs related to SAPI as stated above. Gross margin as a percent of sales in our Commercial Products segment declined to 26% for the three months ended September 30, 2002 from 32% for the same period in 2001. The decrease in gross margin in the Commercial Products segment was attributable to a shift in product mix to next generation automotive products where cost reduction activity has taken longer than anticipated to mitigate pricing pressure.

         Administrative and research and development expenses for the three-month period ended September 30, 2002 decreased $ 133,000 or 2% as compared to the same 2001 period. This decrease was primarily attributable to cost savings reductions related to the sale of the airline soft goods division in 2001 and other cost reductions company wide, offset by increased sales and marketing expenses. Administrative and research and development expenses as a percentage of sales for both three month periods ended September 30, 2002 and 2001 was 21%.

         Operating income for the three-month period ended September 30, 2002 was $2 million compared to $2.9 million for the same period in 2001. The 2002 operating income for the three-month period was negatively impacted by the $762,000 restructuring charge and the $1.0 million SAPI rework while the 2001 operating income for the three-month period included a $50,000 write-down for our former Atlanta assets and a $438,000 charge related to employee severance.

         Interest expense for each of the three months ended September 30, 2002 and 2001 was $2.6 million. Cash paid for interest for each of the three months ended September 30, 2002 and 2001 was $2.8 million.

         Income Taxes — Our effective income tax rate for the three months ended September 30, 2002 was a tax benefit of 33% as compared to a tax expense of 37% in the comparable 2001 period. We recorded a benefit for the three months ended September 30, 2002 due to the unanticipated loss for the quarter and the determination that the year to date tax rate is properly reflected in the financial statements.

Results of Operations for the Nine-Month Period Ended September 30, 2002

         Revenue for the nine months ended September 30, 2002 increased 11% compared to revenue in the same period for 2001. Revenue for the period grew 29% in the Aerospace and Defense segment from $45.7 million to $59 million primarily due to increased production and contract fulfillment with respect to our armor product lines but was negatively impacted by the SAPI rework costs discussed previously. Revenue from the Commercial Products segment declined 19% primarily due to the disposal in 2001 of our airline soft goods manufacturing operation in Atlanta, Georgia, which contributed revenue of $4.9 million during the nine months ended September 30, 2001. Excluding this revenue, Commercial Products revenue decreased 4% during the comparable period, which was attributable to continued pricing pressures in our automotive safety business.

         Gross margin as a percent of sales decreased to 32% for the nine-month period ended September 30, 2002 from 36% for the same period in 2001. Gross margin in our Aerospace and Defense segment decreased to 34% for the nine-month period ended September 30, 2002 from 37% for the same period in 2001. The decrease was primarily due to the favorable impact of our Cockpit Air Bag System (“CABS”) revenue recorded in the second quarter of 2001, which was a one time payment by the customer for development costs related to CABS of approximately $1.0 million with no associated cost of revenue as well the SAPI rework cost of $1.0 million in 2002 discussed above. Gross margin as a percent of sales in our Commercial Products segment decreased to 24% for the nine-month period ended September 30, 2002 from 34% for the comparable 2001 period. This decrease was attributable to continued pricing pressure on existing platforms and the shift in product mix to next generation products where cost reduction has not kept pace with pricing pressure.

         Administrative and research and development expenses for the nine month period ended September 30, 2002 increased $1.2 million or 7% as compared to the same 2001 period. This increase was primarily due to increased development costs attributable to our DCI technology and increased sales and marketing expenses, offset by cost savings related to the sale in 2001 of the airline soft goods division and other cost reductions company-wide. Administrative and research and development expenses as a percentage of revenue for the nine months ended September 30, 2002 and 2001 was 21% and 22%, respectively.

         Operating income for the nine-month period ended September 30, 2002 was $8.7 million compared to $9.5 million for the same period in 2001. The 2002 operating income for the nine-month period was negatively impacted by the $762,000 restructuring charge and the $1.0 million estimated to complete SAPI rework, while the 2001 operating income includes a restructuring charge of $479,000 related to headcount reductions and facility shutdown costs, a $650,000 charge related to a write-down of our former Atlanta assets and a $438,000 charge related to employee severance, offset by $1.0 million of revenue recognized from the recovery of CABS development costs as described above.

         Interest expense for the nine months ended September 30, 2002 was $7.8 million compared to $7.8 million for the comparable 2001 period. Cash paid for interest for the nine-month period ended September 30, 2002 was $6.6 million compared to $6.5 million for the same period in 2001.

         Income Taxes — Our effective income tax rate for the nine months ended September 2002 was 47% as compared to 37% in the comparable 2001 period. The increase in our tax rates reflects higher profits in less than favorable tax jurisdictions.

Liquidity and Capital Resources

         Our ability to fund debt service and working capital requirements during the next quarter and year is dependent upon improved cash flows generated from operations, borrowing availability under our revolving line of credit (“RLC”), proceeds from potential asset and technology licensing or sales, and potential recapitalization transactions.

         We continually review our revenue and cost forecasts so that we can react to changes in our operations and liquidity position. The amount and timing of Department of Defense procurement and future constraints on certain raw materials and their costs could impact our ability to generate Aerospace and Defense revenue and income. In our Commercial Products segment sales contracts for our automotive products are based upon the estimated production of the next year’s requirements of the original equipment manufacture’s (“OEMs”). Our ability to maintain Commercial Products revenue will be impacted by our ability to successfully compete in an increasingly price competitive market and to properly hedge our foreign currency transaction risk. See “Risks and Uncertainties in the Business and Forward-Looking Information” and “Quantitative and Qualitative Disclosure about Market Risk"

         Our ability to generate sufficient cash flow from operations is principally dependent upon our ability to continue to increase revenue and contain or reduce operating expenses. At September 30, 2002, we had cash and cash equivalents of $462,466 compared to $362,319 at December 31, 2001. Our RLC had outstanding borrowings of $9.0 million and remaining borrowing availability of $0.9 million at September 30, 2002 as compared to outstanding borrowings of $11.5 million and a remaining borrowing availability of $3.7 million at December 31, 2001. The decrease in availability was principally attributable to some shipping delays on our SAPI contract and to scheduled reductions of the RLC maximum advance limit through June 30, 2002. On October 22, 2002, we modified and amended certain provisions of the RLC. The amendment modified and increased the Revenue in Excess of Billing Loan Cap and increased availability with scheduled quarterly reductions. On November 8, 2002, we executed a contract modification providing for progress billings alleviating the liquidity issue attributable to SAPI. On November 12, 2002, our RLC had outstanding borrowings of $10.3 million and remaining borrowing availability of $5.9 million. Because of our federal and certain state net operating loss carryforwards, we are not a significant cash taxpayer. We may, however, encounter additional funding requirements to fund expansion, meet increased working capital needs or satisfy outstanding guarantees. Management believes that future operating cash flow and the remaining availability under our RLC should be sufficient to fund our operating cash requirement and debt service and we will also seek to sell assets and apply proceeds to debt reduction. In order to meet covenants and long-term debt maturities we will need asset sales proceeds or recapitalization transactions.

         On September 30, 2002, we were not in compliance with certain non-monetary financial covenants under our “RLC” and Senior Secured Note. On November 14, 2002, we received waivers of the non-compliance at September 30, 2002.

         On April 25, 2002, the purchaser of our rail and mass transit seating business filed for Chapter 7 Bankruptcy. Although the purchaser assumed all obligations at the time of the sale in August 1999, we remained liable as guarantor under the facility lease and certain equipment operating leases. As of September 30, 2002, we recorded a reserve of $650,000 for settlements of the facility and equipment leases under guarantees and recorded a loss of $347,000, net of related taxes to discontinued operations. We have reached an agreement on the principal leases and are currently negotiating settlement of the remaining guarantees and believe that the reserve established is adequate.

         Operating activities provided approximately $6.5 million of cash during the nine months ended September 30, 2002 as compared to $1.4 million for the comparable period in 2001. The increase in cash provided by operations was attributable to less overall working capital required as compared to the prior 2001 period, which required heavier reductions in deferred revenue, restructuring reserves and other current liabilities.

         Investing activities used $3 million during the nine months ended September 30, 2002, principally attributable to the purchase of manufacturing equipment in both of our business segments and additional investment in our patent portfolio.

         Financing activities used net cash of $3.3 million for the nine months ended September 30, 2002, compared to $2.8 million provided by financing activities for the same period in 2001. Cash used in financing activities during the nine months ended September 30, 2002 primarily related to reduced borrowings under the RLC and scheduled payments under debt arrangements. Cash provided from financing activities was due primarily to increased borrowing under our RLC in 2001.

         We believe we have sufficient manufacturing capacity, at September 30, 2002, to meet our anticipated future delivery requirements. We may, however, seek strategic partners for the joint development of capital intensive manufacturing capacity for new high technology products. We may also seek to obtain additional capital should demand for our products exceed current capacity. The raising of capital in public or private markets will depend primarily upon prevailing market conditions and the demand for our products and technologies.

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

Risks and Uncertainties in the Business and Forward-Looking Information

         A wide variety of factors affect our projected operating and financial results and can adversely impact our revenues, profitability and cash flows. Our liquidity and available working capital largely depend upon our cash flow from operations and, potentially, upon proceeds from asset sales or licensing. Improved cash flow from operations will depend on our ability to continue to implement our cost cutting initiatives. Continued compliance with our debt covenants is a requirement for maintaining access to funds available under our RLC.

         Many of our products are subassemblies in final products. We act as subcontractor to defense industry prime contractors and as a component supplier to automotive (“OEM”) and first tier systems suppliers. Accordingly, we are reliant on others to gain and retain market acceptance for our products, and we must continue to demonstrate that our products will provide advantages to the manufacturers of final products, including increasing product safety and providing such manufacturers with competitive cost advantages.

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

         Other factors pertinent to our ability to meet our current and future financial projections include:

•	our relationship with our senior lenders and on-going compliance with loan terms and covenants;

•	our relationship with significant customers and maintenance of preferred supplier relationships with them that are renegotiated frequently;

•	our leveraged status and the level and cost of our debt;

•	the continued reduction of our fixed expenses;

•	ability to monetize assets including through sales of certain assets or technologies at a favorable price;

•	our ability to continue to provide design and manufacturing services, products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

•	the cyclical nature of the automobile industry and other markets addressed by our products;

•	the level and makeup of military expenditures;

•	contract mix and shifting production and delivery schedules among our market segments;

•	the amount of resources available for independent research and development;

•	proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products; and

•	technological changes introduced by competitors and customers.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         We have currency exposures related to buying and selling in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. Currently, our most significant exposure relates to the Euro and the British Pound. We have supply contracts for our ITS® that are Euro denominated. We also maintain a manufacturing facility in the United Kingdom for which we fund its operating expenses in British Pounds. During the second quarter of 2002, we entered into foreign currency hedge transactions to mitigate our associated risks. The magnitude of the exposure varies over time and we enter into agreements by which we seek to manage certain portions of our foreign exchange exposure in accordance with established policy guidelines. These arrangements primarily hedge cash flows for forecasted transactions involving receivables and payables. We have hedged transactions through December 16, 2002 and currently do not anticipate any existing gains or losses currently classified in Other Comprehensive Income to be reclassified into earnings.

Item 4. Controls and Procedures

         As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquires made of certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports

a)	The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference

3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004.	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.27	Outside Directors Equity Plan	(9)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan Form of Employment Agreements between the Company and Bradley P. Forst	(4)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30,1999 Simula, Inc. 1999 Incentive Stock Option Plan	(5)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001.	(7)

10.41B	Amendment Number Five to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated June 30, 2002.	*

10.41C	Amendment Number Seven to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated October 22, 2002.	*

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001.	(7)

10.45A	Loan Waiver and Amendment between the Company and Allied Capital Corporation dated August 19, 2002.	*

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000.	(7)

10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000.	(8)

10.49	Employment Agreement between the Company and John S. Hodgson dated February 1, 2002, effective February 11, 2002.	(8)

99.1	Certification by Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act	*

99.2	Certification by Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act	*

*	Filed herewith

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002.

(b)	Reports on Form 8-K

(1)	Report on Form 8-K dated August 14, 2002, furnishing notification of late filing on Form 12b-25

(2)	Report on Form 8-K dated August 26, 2002, discussing certain revisions to the Company board charter

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: November 14, 2002	/s/ John S. Hodgson

JOHN S. HODGSON Executive Vice President Chief Financial Officer

CERTIFICATIONS

I, Bradley P. Forst, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Simula, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bradley P. Forst

Bradley P. Forst Chief Executive Officer November 14, 2002

CERTIFICATIONS

I, John S. Hodgson, certify that:

7.	I have reviewed the quarterly report on Form 10-Q of Simula, Inc.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

(f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John S. Hodgson

John S. Hodgson Chief Financial Officer November 14, 2002

Exhibit Index

No.	Description	Reference

3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004.	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.27	Outside Directors Equity Plan	(9)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan Form of Employment Agreements between the Company and Bradley P. Forst	(4)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30,1999 Simula, Inc. 1999 Incentive Stock Option Plan	(5)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001.	(7)

10.41B	Amendment Number Five to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated June 30, 2002.	*

10.41C	Amendment Number Seven to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated October 22, 2002.	*

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001.	(7)

10.45A	Loan Waiver and Amendment between the Company and Allied Capital Corporation dated August 19, 2002.	*

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000.	(7)

10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000.	(8)

10.49	Employment Agreement between the Company and John S. Hodgson dated February 1, 2002, effective February 11, 2002.	(8)

99.1	Certification by Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act	*

99.2	Certification by Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act	*

*	Filed herewith

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002.