Form 10-K
period 2002-12-31
SIMULA INC
filed 2003-04-15
CIK 885080

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File No. 1-12410

SIMULA, INC.

(Exact name of Registrant as specified in its charter)

Arizona (State of Incorporation)	86-0320129 (I.R.S. Employer Identification No.)

2625 South Plaza Drive, Suite 100 Tempe, Arizona (Address of principal executive offices)	85282 (Zip Code)

Registrant’s telephone number, including area code: (602) 631-4005

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share 8% Senior Subordinated Convertible Notes Due 2004	Name of each exchange on which registered American Stock Exchange American Stock Exchange

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
Yes [X]       No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive Proxy incorporated by reference in Part III of this Form 10-K  [X]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.
Yes [   ]     No [X]

     The aggregate market value of the Common Stock (based on the closing price as quoted on the American Stock Exchange on June 28, 2002,) excluding all shares held by executive officers, directors and non-institutional holders of five percent or more of the voting power of the Registrant was $29,695,119. As of April 9, 2003, the number of shares of Common Stock outstanding was 13,014,071.

Documents incorporated by reference:

     Certain exhibits are incorporated in Item 15 of this report by reference to other reports and registration statements of the Registrant which have been filed with the Securities and Exchange Commission. Exhibit index is at page 31.

PART I

ITEM 1. BUSINESS

     The matters discussed in this report on Form 10-K may include estimates or forward-looking statements that describe matters that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. See “Item 7. Management’s Discussion and Analysis and Financial Condition and Results of Operations – Forward Looking Information and Risks and Uncertainties in our Business.”

     References to “we,” “our,” or “us” refer to Simula, Inc. and all entities owned or controlled by Simula, Inc.

The Company

     Simula is a world-recognized safety technology company and supplier of human safety and survival systems. We provide high-technology products and services to all branches of the United States military, major aerospace and defense prime contractors, international military forces, and consumer markets. We have served the defense industry for almost 30 years. We are a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel, safety systems and devices utilized in the automotive industry, and other technologies used to protect humans in a variety of life-threatening or catastrophic situations.

     Our products are deployed on a wide range of high-profile military platforms such as the AH-64 Apache and the UH-60 Black Hawk helicopters, the C-17 Globemaster III Transport Aircraft, the M1117 Guardian Armored Security Vehicle, the M998 High Mobility Multipurpose Wheeled Vehicle (“HMMWV”) and body-worn equipment for personal protection of the United States Army, Marine Corps, and Air Force Special Operations Forces. Primary Aerospace and Defense customers include Boeing, Sikorsky, Bell Helicopter, Oshkosh Truck, General Motors, the U.S. Military Services, and the U.S. Coast Guard. We also provide products to prominent automakers such as BMW and Ford Range Rover.

     A key part of our strategy has been to develop state-of-the-art safety solutions for aerospace and defense applications and to migrate that technology to commercial markets. These defense-related development programs have frequently been funded by the U.S. Government under circumstances where we retain commercial and patent rights. As a result of our extensive background in human safety, we are in a position to understand our customers’ needs and are able to achieve innovative solutions in our laboratories and test facilities. Simula’s success is largely due to our commitment to this strategy. The vast majority of our revenue today comes from products created through our innovation.

     We operate in two primary business segments, as discussed in the footnotes to our financial statements. The Aerospace and Defense segment includes technology development and manufacturing operations for military aircraft seating, armor, and crew safety systems sold principally for branches of the United States armed forces and foreign armed forces. The Commercial Products segment includes technology development, products and safety systems for automobiles and trucks. All other activity, included in Other, represents technology sales and royalties and general corporate operations, including unallocated interest.

     In the fourth quarter 2002, the Board of Directors and the executive management announced that Simula was exploring all strategic options including sale or merger of the Company. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Our Balance Sheet and Strategic Alternatives”.

Market Areas

     We develop, manufacture, license, and sell products and technologies for a number of different applications for both military and commercial customers. We align these applications with our customers’ needs in the following markets:

•	Aviation Safety Systems

•	Land and Marine Safety Systems

•	Military Personnel Safety Systems

•	Automotive Safety Systems

•	Technology Development and Licensing

Aviation Safety Systems

     Our core capabilities and technologies in the aircraft safety market include protective seating, inflatable restraints, and armor.

     We have been a major supplier of crash-resistant, energy-absorbing seating systems for military helicopters and other military aircraft to various branches of the United States military and their prime defense contractors, and foreign customers for over 25 years. We currently supply approximately 75% of the new and replacement crew seating systems for U.S. military helicopters. The seating systems focus on reducing injury and increasing survivability in aircraft crashes. These crash-resistant seating systems contain proprietary energy-absorbing devices that activate upon impact to absorb shock that otherwise would be absorbed by the seat occupant and restrain the body through the high force levels experienced in a crash.

     As an outgrowth of our military aircraft seating systems, we have developed an expertise in high performance, lightweight armor systems. Typically, crew armor on aircraft is located on, or adjacent to, the crewmember seat to minimize weight. Thus, many of our seating systems incorporate our advanced armor systems.

     As a result of our crash-resistant, energy-absorbing technologies, coupled with our high-strength, lightweight armor capability, we are the leading provider of energy-absorbing helicopter seats purchased by the United States and foreign militaries. We are the sole supplier of crew seats for 13 different helicopter models and other variants of these aircraft. Military helicopters for which we have designed and manufactured crew seat assemblies include the AH-64 Apache attack helicopter; UH-60 Black Hawk utility helicopter; SH-60 Sea Hawk ASW helicopter; SH/UH-3 Sea King ASW/utility helicopter; CH-53 Super Sea Stallion transport and cargo helicopter; V-22 Osprey tilt-rotor aircraft; AH-1Z Cobra Venom Attack helicopter; UH-1Y Super Huey utility helicopter; C/MH-47 Chinook Transport Helicopter; Japan’s OH-1 Observation helicopter; Australia’s SH-2G (A) Shipboard/ASW helicopter; England’s EH101 Merlin Mk1 and Merlin Mk3 ASW and Transport helicopters; Italy’s EH101 MMI ASW and Transport helicopters; Canada’s CH-149 Cormorant Search-and-Rescue helicopter; and Norway’s Sea King Multi-role helicopters. Aircraft manufacturers in our customer base include Boeing Helicopters, Sikorsky Aircraft Corporation, Bell Helicopter Textron, Inc., and Kaman Aerospace, Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Hindustan Aeronautics, and Agusta Westland. We also supply crew seats directly to various agencies of the U.S. Department of Defense and various foreign militaries.

     Our expertise in military seating systems also extends to troop seats for both helicopters and fixed-wing aircraft. Simula has produced or is currently producing troop seats for the UH-60 Black Hawk, CH-47 Chinook, SH-60 Seahawk, and the C-130 and C-17 transport aircraft. In 2001, we were the sole supplier selected by the U.S. Air Force to develop a common wall-mounted troop seat for its C-130, C-141, and KC-135 aircraft. The common troop seat also has application to a range of transport helicopters and various fixed-wing aircraft flown by other U.S. services and foreign militaries. We believe troop seating will become one of our fastest growing product lines.

     Our expertise in helicopter crash safety led to the development of cockpit airbag systems (“CABS”) with U.S. Army funding over the last five years. Our role has evolved into the position as a system integrator incorporating airbags, gas generators, and complex three-dimensional crash sensors into helicopter cockpits. In 2001, we were awarded the first ever production contracts for aircraft airbag systems. These are currently being produced for the U.S. Army’s UH-60 Black Hawk and OH-58 Kiowa Warrior helicopters. We believe there is significant demand both domestically and throughout the world for various helicopters and fixed-wing aircraft, and that we are uniquely positioned to provide system design and aircraft integration expertise to a wide range of potential customers. We received one production contract in 2002 and two production contracts in 2001 and both represent less than 5 percent of the potential world market for CABS, thus we believe there is substantial growth potential in this business area.

Land and Marine Safety Systems

     Our expertise in military vehicle safety systems focuses on two areas: armor protection for the vehicle and crew, and crash-safety systems.

     Our experience in high-performance, lightweight armor for aircraft has enabled us to build a business around armoring thin-skinned vehicles for priority missions during peacekeeping operations. Work in this area includes ballistic and mine-blast kits for HMMWVs, 5-ton trucks, and large off-road trucks such as the HEMTT. We have responded to urgent armor requirements in most major conflicts involving U.S. peacekeepers in the last 10 years. For example, we supplied approximately 186 HEMTT kits for U.S. troops in Bosnia conducting resupply and humanitarian missions.

     In 2001, our ground vehicle armor business continued to mature as we completed the initial contracts for production armor kits for the M1117 Guardian Armored Security Vehicle for the U.S. Army. The U.S. Army subsequently awarded us a follow-on contract for the Guardian. In 2002, we provided armor for the U.S. Army’s new Stryker IAV.

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

     In 2002, we developed a business plan and hired new personnel to expand this business area and to develop new and advanced vehicle safety technologies and products.

Military Personnel Safety Systems

     Our core competencies and technologies in personnel safety include ballistic vest body armor, pilot and crew bailout parachutes, flotation collars, survival vests, and integrated ensembles incorporating multiple capabilities.

     We supply numerous products to protect military and police personnel, including armor protection, parachutes, and flotation collars. Our armor business includes a range of body armors designed to minimize injury from handgun bullets, rifle bullets and fragments from explosive warheads. This business, including new body armor products for personnel, has grown significantly and we anticipate, in light of current world events, that we will devote continuing and additional efforts to increase our market share in both defense and civilian personnel armor markets. Over the past several years, we have been awarded multiple contracts to produce Small Arms Protective Inserts (“SAPI”) for the U.S. Army and U.S. Marine Corps. We also see significant opportunities for our armor business in non-military applications.

     Under contract with the U.S. Navy, we have applied our technologies and overall knowledge of materials and structures to develop a parachute system that solves numerous functional problems attendant to traditional military bailout parachutes. Our Thin-Pack Parachute (“TPP”), unlike many parachutes traditionally used by the military, is small, lightweight, unisex, capable of being worn during flight, and vacuum-packed so that it maintains a long-term shelf life without repacking. Our patented environmental sealing technology reduces repackaging and maintenance costs, and extends the service life of the parachute without jeopardizing user safety. To date, we have supplied over 5,000 TPPs to the U.S. Navy. In 2001, Simula laid the groundwork for supply of the TPP to U.S. Air Force and foreign military sales (“FMS”) customers. At the same time as the business base with the U.S. military has increased, our Durachute parachute system, the commercial configuration of the TPP, has completed certification testing with the Federal Aviation Administration and we have made our first commercial sales.

     We have also developed a line of flotation collars that are designed to provide additional buoyancy for a person that enters water in an emergency. The basic configuration of the product, called the Low Profile Flotation Collar, can fit a wide range of applications. For example, it can be used by aviators that eject or bailout over water, rescue swimmers, divers and naval personnel. In addition, it can be worn with a wide range of other equipment and clothing for ground troops being ferried over water and also by commercial personnel who work around water.

There are variations in the basic configuration including automatic inflation and face covers. Our system has been adopted by the U.S. Navy and U.S. Air Force. To date, we have supplied over 20,000 collars.

     We have seen a trend among our customers to integrate various armor, survival and flotation technologies in a common vest ensemble. Our expertise in this area positions us to be a potential integrator of ensembles for systems such as the U.S. Army’s Air Warrior, Land Warrior and Objective Task Warrior, and various Navy, Air Force, and civilian law enforcement equipment needs.

Automotive Safety Systems

     Our core competencies and technologies in automotive safety include inflatable restraint systems and airbag inflator devices.

     We design, develop, license, manufacture and market a family of automotive restraint devices that offer passengers high levels of protection and security. At the core of our patented technology is the Inflatable Tubular Structure (“ITS®”). In 1994, we made a strategic decision to enter the inflatable restraint market for automobiles utilizing ITS® in an application to protect the head in a side-impact collision. We completed our development and began commercial production of this technology in late 1996. Since that time, our automotive safety product line has been a growing and profitable business. We have delivered over six million ITS® units to date.

     The ITS® provides protection beyond that of conventional airbags currently utilized in automobiles. Unlike a conventional airbag, which must be backed by a structure such as a steering wheel, dashboard, or door, the ITS® is attached to and supported by the structure of the vehicle frame and door pillars. During a side-impact crash, a tube located above the door inflates and becomes shorter in length, which causes it to drop out of its stowed position and form a tight inflatable structure across the side window. The system has an extended inflation time, enabling the unit to offer protection in the event of secondary impacts or rollovers. The ITS® deploys in a non-aggressive manner, minimizing the possibility of injury during inflation that is present in conventional frontal airbags. Tests conducted by the Insurance Institute for Highway Safety and the National Highway Traffic Safety Administration (“NHTSA”) have conclusively demonstrated that the ITS® system delivers extensive head and neck protection, as well as significantly mitigating occupant ejection during rollovers.

     As a result of government regulations and consumer demand for greater occupant safety, the worldwide market for frontal and side-impact airbags in all vehicle positions (front and rear) is expected to surpass $12 billion, according to industry reports. Over the next three to five years, we believe dynamic side impact restraints will be the fastest growing segment of this market, expanding from approximately four million units in 1999 to over 35 million units in 2004. In anticipation of increased demand, we have developed several strategic partnerships with first tier automotive suppliers, resulting in our receipt of contracts for various automotive platforms. We have license and manufacturing agreements with Autoliv, TRW, Inc. and Delphi Automotive Systems, Inc. for the marketing, development and production of ITS® for automotive platforms. We have entered into a license agreement with Indiana Mills & Manufacturing, Inc. (“IMMI”), which grants IMMI the right to manufacture and sell the ITS® to heavy and medium duty truck manufacturers. Entering into such strategic alliances with first tier component suppliers allows us to leverage off the size and industry strength of such large manufacturers, and to benefit from their market access to original equipment manufacturers (“OEMs”).

     Historically, we have relied on strategic relationships with first tier suppliers for the adoption of inflatable restraint technology by OEMs. Under the resulting supply agreements for our ITS®, we would only manufacture the actual inflatable structure and our distributor partner would create the other parts needed for the unit (e.g., sensor, inflator, etc.). The recent internal development of our Distributed Charge Inflator (“DCI™”), a patented inflator mechanism that allows airbags to inflate upon impact or collision, will allow us to position ourselves as an integrated systems supplier. The DCI™ offers unique advantages over competitive products in the marketplace. These advantages include faster inflation times, simplified vehicle integration of the airbag system, and substantial weight savings. The combination of our ITS® and DCI™ technology will enable us to manufacture and sell the entire ITS® unit to be installed in an automotive platform. This move up in the supply chain will allow us to supply OEMs directly and to sell product outside of arrangements with traditional first tier distributors. By providing a fully integrated product, we anticipate better ability to manage our operating margins. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Forward Looking Information and Risks and Uncertainties in our Business”

Technology Development and Licensing

     An important part of our business is a growing portfolio of licensed technologies. Our principal licenses include soft armor and a patented family of transparent polymers.

     Simula has developed a number of advanced polymers and polyurethanes possessing a wide variety of potential product applications, and has introduced these materials to a variety of customers in numerous markets. These patented and proprietary transparent plastic materials are high-strength, impact resistant, lightweight and dye compatible, while possessing the ability to withstand extreme temperatures and chemical attack. Potential uses for such materials include transparent armor, laser protective devices, aircraft canopies, high performance windows for aircraft and automobiles, industrial and protective lenses and visors, medical products and sun, sport and ophthalmic lenses. We have taken significant steps to commercialize the transparent polymer material through our own products and through licenses in other markets. We have licensed our optical polymer for use in ophthalmic lenses with PPG Industries, Inc. and for sun and sport lenses and motorcycle helmets with Intercast Europe. PPG introduced Simula’s polymer in 2001 under the tradename of Trivex. Intercast introduced a product tradenamed NXT™ to the sunglass market in early 2002.

     In 2002, we completed a license with the prime contractor for the Joint Services General Purpose Gas Mask (“JSGPM”) to develop a lens with chemical agent resistance and ballistic properties. The design will utilize our patented transparent urethane technology. We expect that several million units of the JSGPM will be built over the next 10 years for U.S. and foreign military customers as well as first responders (police, firemen, etc.).

     We currently license our patented SimuLITE™ material to Second Chance Body Armor, Inc., the nation’s largest manufacturer of soft, concealable personal body armor used by police forces. Sales of Second Chance Body Armor incorporating Simula’s technology have grown rapidly over the last year.

     Simula benefits from these licenses in the form of technology transfer fees and ongoing royalties.

Proprietary Technology

     We maintain a research and testing facility dedicated to the development of new products and applications, and the modification and improvement of existing products. We employ an interdisciplinary team of biomedical experts, crash safety analysts, mechanical engineers, chemists, and physicists that perform a variety of functions including ballistics and crash dynamics. Our research and testing facilities support intra-company projects and also generate revenue from external services contracting.

     We retain proprietary rights in the products and services we develop, including many of those initially financed under government contracts. As an integral component of our strategy, we seek to transfer all of our technology to product applications. Our costs for research and development in 2002, 2001, and 2000 were approximately $7 million, $11 million, and $14 million, respectively. These amounts include government-funded, other customer-funded, and Company-funded research and development contracts.

     Since much of our research and development generates proprietary technology, we seek patent protection on products that we develop. We have a total of 38 U.S. and 64 foreign patents and we have received notices of allowance on 2 U.S. and 3 foreign patents. We currently have an additional 14 U.S. and 81 foreign patents pending. United States patents protect inventions for a period of 20 years after the application is first filed. Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies. We also rely on unpatented proprietary information and know-how, typically protecting such information as trade secrets, but there can be no assurance that others will not develop such information and know-how independently or otherwise obtain access to our technology. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Forward Looking Information and Risks and Uncertainties in our Business”

Customers

     Sales of our products to all branches of the United States military and its prime contractors represented approximately 30% of our revenue, while sales to automotive customers represented approximately 34% of our revenue in fiscal year 2002. Only two customers, the U.S. Army and Autoliv accounted for more than 10% of our revenues in 2001 and 2002. Our businesses have relied to a great extent on relatively few major customers, although 2002 saw the development of additional major customers. We believe that historical customers, such as the U.S. Army and other branches of the United States military, to which we have supplied products for approximately 25 years, will continue to represent major customers. As we have applied our technologies to additional products and markets and grown through strategic acquisitions, the list of customers for our commercial products has expanded in recent years. Current commercial customers include Autoliv, Boeing, BMW, Delphi Automotive, TRW, Bell Helicopter Textron, Second Chance Body Armor, PPG Industries, Intercast Europe, and Avon Rubber Company. The loss of or significant reduction in sales to a major customer could potentially harm our business, operations and financial condition.

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

     The worldwide automobile airbag market is currently dominated by four large suppliers, Autoliv, TRW, Takata, and Delphi, all of which are producing airbag systems in commercial quantities. The market served by our inflatable restraint systems is intensely competitive. We have entered into strategic alliances with most of the largest suppliers of conventional automotive airbags, including Autoliv, TRW, Delphi, and others, to market our products. Under our Agreement with Autoliv, Autoliv has the royalty-free right to manufacture a certain amount of ITS® units.

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

     We conduct manufacturing operations in three geographic locations. Our aircraft seat, body and vehicle armor and aircraft cockpit airbag systems are manufactured in the metropolitan Phoenix, Arizona, area. We have historically maintained manufacturing operations in Asheville, North Carolina, for personnel safety equipment (parachutes, flotation collars, etc.), but in 2003 are transferring this business and consolidating operations into one of our Phoenix facilities. Our automotive safety device business operates a high volume, just-in-time manufacturing plant in the United Kingdom to support customers located in Europe.

Distribution, Marketing and Sales

     Most of our products are distributed as a component supplier to OEMs or a subcontractor to prime contractors. We do not directly serve mass consumer markets and supply directly from manufacturing facilities, which does not involve significant inventory, warehousing or shipping methodologies.

     Depending upon the product, we typically employ one of four methods for marketing: (i) direct sales, (ii) technical teams, typically comprised of a combination of sales personnel and engineers, which are utilized in the marketing of automotive safety devices, (iii) strategic alliances with first tier component suppliers, which are utilized in the marketing to automotive OEMs, and (iv) responses to formal request for proposals in bidding for government contracts.

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

     Approximately 37% of our total revenue in fiscal 2002 resulted from products sold internationally. We anticipate that our international sales will remain strong. The initial customer of the ITS® has been Autoliv, a European first tier automobile supplier that is supplying to BMW. We believe that there are opportunities for additional sales of the ITS® in Europe and Asia. Military procurement has traditionally had a large international base. Countries in which we are actively marketing include Germany, Canada, France, Italy, the United Kingdom, Ireland, Japan, India, Korea, and Australia. Sales of our products to all branches of the United States military (and its prime contractors) represented approximately 30% of our revenue in fiscal year 2002.

Raw Materials and Supplies

     We purchase raw materials, components, devices, and subassemblies from a wide variety of sources. Principal raw materials used by us include plastics, urethanes, ceramics, Kevlar™, Spectra™, aluminum, steel, airbag materials, hoses, woven materials, upholstery and fabric products. Components include aluminum subassemblies, restraints and related hardware, harnesses, and gas generators for inflatable restraint products. We generally purchase supplies and components pursuant to individual or blanket purchase orders. Blanket purchase orders usually provide for the purchase of a large amount of items at fixed prices for delivery and payment on specific dates. Most of the raw materials we use are widely available.

Backlog

     Our backlog consists of contract backlog in the Aerospace and Defense business, which is comprised of Funded and Unfunded Backlog. Funded Backlog consists of aggregate contract values for firm product orders, exclusive of any portion previously included in operating revenue utilizing the percentage-of-completion method. Unfunded Backlog consists of estimated aggregate contract values that the customer may elect to purchase as an option or maximum amount under an existing contract or basic ordering agreement.

     The following table summarizes the Funded, Unfunded and Total Backlog at year-end.

Date	Funded	Unfunded	Total Backlog

December 31, 2002	$26.6 million	$128.1 million	$154.7 million

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

Employees

     As of December 31, 2002, we had approximately 500 full-time employees. We believe that our continued success depends on our ability to attract and retain highly qualified personnel. Our employees are not unionized.

Regulatory Matters

     Our operations are subject to a variety of federal, state, and local environmental regulations, including laws regulating air and water quality and hazardous materials and regulations implementing those laws. Our principal environmental focus is the handling and disposal of paints, solvents, and related materials in connection with product finishes, welding, and composite fabrication. We contract with qualified waste disposal companies for services. We regard our business as being subject to customary environmental regulations. As we prepare to produce the DCI™, we will be subject to additional safety and related environmental laws, including those related to the transportation, usage, and disposal of explosives. The cost to us of complying with environmental regulations is not significant.

     We are also subject to laws and regulations governing our relationships with employees, including minimum wage requirements, overtime, work and safety conditions and regulations governing employment.

Access to Information

     Our Internet address is www.simula.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our Internet web site is not part of this Report.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Tempe, Arizona. In 2002, we conducted operations in two U.S. states and in the United Kingdom. Manufacturing facilities are located in Tempe, Arizona; Phoenix, Arizona; Asheville, North Carolina; and Ashington, England. In addition, we maintain extensive research and development labs and testing facilities in Phoenix. We lease the following facilities:

Location:	Size (sq.ft.):	Description:	Segment:

Tempe, Arizona	12,000	Office	Other

Phoenix, Arizona	188,140	Manufacturing/Office	Aerospace and Defense

Tempe, Arizona	37,454	Manufacturing/Office	Commercial Products

Ashington, England	33,000	Manufacturing	Commercial Products

Phoenix, Arizona	25,312	Testing/Office	Commercial Products

In addition, in 2002 we owned a 55,000 square foot office and manufacturing facility in Asheville, North Carolina, included in the Aerospace and Defense segment. In connection with the move of operations to Phoenix, we completed a sales transaction of this facility on April 8, 2003.

     We believe that our current facilities are sufficient for our current levels of operations.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to claims and litigation in the ordinary course of our business from time to time. We presently are not a party to any threatened or pending litigation, the adverse outcome of which would be material to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed on the American Stock Exchange under the symbol “SMU.” The following table sets forth the high and low closing prices of our Common Stock for each calendar quarter of the year indicated.

	High	Low

2001:
First Quarter	$3.06	$1.56
Second Quarter	$3.87	$1.50
Third Quarter	$3.79	$1.62
Fourth Quarter	$6.66	$2.36
2002:
First Quarter	$5.80	$3.65
Second Quarter	$5.58	$3.40
Third Quarter	$3.60	$2.32
Fourth Quarter	$2.36	$1.14

     The number of holders of our Common Stock, including beneficial holders of shares held in street name, as of the close of business on April 9, 2003, is estimated to be greater than 5,000.

          EQUITY COMPENSATION PLAN INFORMATION

     Simula maintains the 1992 Stock Option Plan (the “1992 Plan”), the 1992 Restricted Stock Plan (the “1992 Restricted Plan”), the 1994 Stock Option Plan (the “1994 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”) pursuant to which it may grant equity awards to eligible persons. The following table summarizes our equity compensation plan information as of December 31, 2002. Information is included for both equity compensation plans approved by Simula’s shareholders and equity plans not approved by our shareholders.

Common shares remaining
		Weighted-average	available for future
	Common shares to be	exercise price of	issuance under equity
	issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding shares reflected
	warrants and rights	and rights	in column (a))

	(a)	(b)	(c)

Plan Category
Equity compensation plans approved by Simula shareholders (1) (2)	4,690,562	$7.54	164,320
Equity compensation plans not approved by Simula shareholders	—	—	—

Total	4,690,562	$7.54	164,320

(1)	Of these shares, 3,348 shares were outstanding under the 1992 Restricted Plan, 112,592 option shares were outstanding under the 1992 Plan, 2,250,005 option shares were outstanding under the 1994 Plan and 2,324,617 option shares were outstanding under the 1999 Plan.

(2)	Of these shares, 0 shares were available for issuance under the 1992 Restricted Plan, 0 shares were available for issuance under the 1992 Plan, 85,937 shares were available for issuance under the 1994 Plan and 78,383 were available for issuance under the 1999 Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The Selected Consolidated Financial Data presented below has been derived from our historical audited consolidated financial statements for each of the five years ended December 31, 2002. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto.

			As of December 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands, except per share data)
Income statement data:
Revenue	$114,554	$106,794	$97,296	$131,392	$100,645
Cost of revenue	74,556	70,295	65,225	102,984	85,724

Gross margin	39,998	36,499	32,071	28,408	14,921
Administrative expenses	18,516	16,907	20,163	22,329	17,038
Research and development	5,108	4,776	4,660	4,350	3,383
Restructuring and other costs	1,269	1,383	6,765	18,377	—

Operating income (loss)	15,105	13,433	483	(16,648)	(5,500)
Interest expense	(10,438)	(10,350)	(9,975)	(7,246)	(5,099)
Income (loss) before taxes	4,667	3,083	(9,492)	(23,894)	(10,599)
Income tax (expense) benefit	(38,356)	(1,933)	2,584	8,437	3,786

Income (loss) before discontinued operations and extraordinary items(1)	(33,689)	1,150	(6,908)	(15,457)	(6,813)
Income (loss) from discontinued operations(1)	(347)	—	879	(7,238)	(20,896)
Extraordinary gain (loss) on early retirement of debt	—	(2,183)	1,109	(151)	—

Net loss	(34,036)	(1,033)	(4,920)	(22,846)	(27,709)
Dividends on preferred stock	—	—	1,083	280	—

Net loss available for common shareholders	$(34,036)	$(1,033)	$(6,003)	$(23,126)	$(27,709)

Per share amounts – Basic (2):
Earnings (loss) per common share – basic:
Income (loss) before discontinued operations and extraordinary item	$(2.61)	$0.09	$(0.70)	$(1.54)	$(0.69)
Discontinued operations	(0.03)	—	0.08	(0.71)	(2.11)
Extraordinary gain (loss) on early retirement of debt	—	(0.18)	0.10	(0.01)	—

Net loss	$(2.64)	$(0.09)	$(0.52)	$(2.26)	$(2.80)

Per share amounts – Diluted (2):

			As of December 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands, except per share data)
Earnings (loss) per common share – diluted:
Income (loss) before discontinued operations and extraordinary item	$(2.61)	$0.09	$(0.70)	$(1.54)	$(0.69)
Discontinued operations	(0.03)	—	0.08	(0.71)	(2.11)
Extraordinary gain (loss) on early retirement of debt	—	(0.17)	0.10	—	—

Net loss	$(2.64)	$(0.08)	$(0.52)	$(2.25)	$(2.80)

Other data:
Research and development
Funded by Simula	$5,108	$4,776	$4,660	$4,350	$3,383
Costs incurred on funded contracts	$2,079	$6,414	$9,297	$7,642	$10,066
Balance sheet data:
Assets
Current assets	$35,067	$37,699	$35,648	$52,907	$62,424
Property and equipment, net	11,773	10,545	8,346	13,947	21,495
Deferred income taxes – non-current (3)	—	34,985	34,340	33,438	20,550
Deferred financing costs	2,419	4,060	3,535	4,898	2,628
Intangibles – net	3,534	3,334	3,115	1,788	3,452
Other	2,086	2,030	915	362	430

Total assets	$54,879	$92,653	$85,899	$107,340	$110,979

Liabilities:
Current liabilities	$59,698	$32,753	$47,064	$47,895	$45,176
Long-term debt	32,313	60,772	36,751	53,820	47,233
Other long-term	1,296	1,768	2,745	—	—

Total liabilities	93,307	95,293	86,560	101,715	92,409
Redeemable convertible preferred debt	—	—	—	2,250	—

Shareholders’ (deficit) equity (4)	(38,428)	(2,640)	(661)	3,375	18,570

Total liabilities and shareholders’ (deficit) equity	$54,879	$92,653	$85,899	$107,340	$110,979

(1)	In 1998, our board of directors adopted a plan to dispose of our rail and mass transit operations. Accordingly, the operating results of these operations; including a provision for estimated loss upon disposition, have been segregated from continuing operations and are reported as discontinued operations.

(2)	SFAS No. 128 requires the dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of basic and diluted earnings per share calculations. Basic earnings per share amounts for the year ended December 31, 2002 is calculated using the weighted average outstanding shares of 12,926,967. Diluted earnings per share amounts for the year ended December 31, 2002, does not include the effect of 227,142 weighted average outstanding shares related to stock options to purchase common stock and does not include the effect of 1,774,074 shares of common stock to be issued upon conversion of the 8% Notes because the result would be anti-dilutive. Earnings per share amounts for the years ended December 31, 2000, 1999, 1998, and 1997 are calculated using only weighted average outstanding shares of 12,299,996, 11,450,810, 10,230,720, and 9,880,283, respectively. Diluted earnings per share amounts, for the year ended December 31, 2001, include the effect of 381,893 weighted average outstanding shares related to stock options and warrants to purchase common stock. Options and stock warrants to purchase common stock and shares to be issued upon conversion of the 8% Notes totaling 1,774,074 and 7,134,621 for the year ended December 31, 2001 and 2000, respectively, were not used for computing diluted earnings per share because the results would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the Preferred Stock, 8% Notes and the 10% Notes totaling 6,119,039 for the year ended December 31, 1999 were not used for computing diluted earnings per share because the result would be anti-dilutive. Options to purchase common stock and shares to be issued upon conversion of the 8% Notes and the 10% Notes totaling 4,546,065 for the year ended December 31, 1998 were not used for computing diluted earnings per share because the result would be anti-dilutive.

(3)	As discussed in the Our Balance Sheet and Strategic Alternatives and the Results of Operations sections of Management’s Discussion and Analysis, the Company has approximately $30 million of debt maturing in 2003, excluding its Revolving Line of Credit. As a result, the December 31, 2002 financial statements include disclosures relating to the Company’s ability to continue as a going concern. Although management is confident that a refinancing or sale or merger of the Company is likely to occur, it can not be assured. Additionally, management is confident the operations will continue to be profitable, however that also can not be assured. As such, at December 31, 2002 it appears more likely than not that the deferred tax asset may not be fully usable in the future. The Company has recorded a full valuation allowance on the deferred tax asset as of December 31, 2002 which has been reflected in income tax expense and has the effect of reducing the deferred tax asset to zero on the balance sheet.

(4)	We have not paid any cash dividends on our common stock since our April 1992 initial public offering.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

     The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the three years ended December 31, 2002 compared to the same periods of the prior years. You should read this discussion in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, this discussion contains forward looking statements (including statements in the future tense and statements using the terms “believe,” “anticipate,” “expect,” “intend,” or similar terms) that are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties and our actual results could differ materially from those anticipated in forward-looking statements. See “Forward Looking Information and Risks and Uncertainties in our Business” included at the end of Item 7.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventories, fixed assets, intangible assets, income taxes, pensions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

          We use the percentage-of-completion method to recognize revenue related to fixed price contracts in our Aerospace and Defense segment. The percentage-of-completion is determined based upon the percent of total costs incurred to total estimated costs to be incurred in connection with the underlying contract being measured. This percentage is then applied to the total contract sales price to determine the amount of revenue to be recognized under the contract. We continually evaluate and adjust total estimated costs. The effect of adjustments to total estimated costs on the percentage-of-completion and revenue recognized is accounted for in the period such estimated costs are adjusted. Increases in total estimated costs would cause a decrease in the rate of total recognized revenue while decreases in total estimated costs would cause an increase in the rate of total recognized revenue. Provisions for any estimated total contract losses on uncompleted contracts are recorded in full in the period in which it is determined that such losses will occur. Revenue derived from the sale of commercial products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility probable. Generally, all of these conditions are met when the company ships products to its customers. Revenue related to nonrefundable license fees that are payable at the initiation of a licensing agreement are recognized immediately in income when received or when collectibility is reasonably assured, provided that there are no future obligations or performance requirements. Nonrefundable license fees that are, in essence, a prepayment of future royalties are recognized as revenue on a straight-line basis over the term of the initial license.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required.

     We write down our inventory for estimated obsolescence or unmarketable inventory. We write down our inventory to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in tax laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities.

     As discussed in the “Our Balance Sheet and Strategic Alternatives” and the “Results of Operations” sections of Management’s Discussion and Analysis, the Company has approximately $30 million of debt maturing in 2003, excluding its Revolving Line of Credit. As a result, the December 31, 2002 financial statements include disclosures relating to the Company’s ability to continue as a going concern. Additionally, the Company has recorded a full valuation allowance on the deferred tax asset as of December 31, 2002 which has been reflected in income tax expense and has the effect of reducing the deferred tax asset to zero on the balance sheet.

     Long-term assets, such as Property, Plant and Equipment, Intangibles, and Intangible Assets, are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we examine future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we were to believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made.

Our Balance Sheet and Strategic Alternatives

In December 2002, we announced that to address leverage issues, Simula was continuing to explore the strategic options of selling of assets or refinancing, and was adding the option of potential sale or merger of the Company. We are pursuing parallel paths to keep all strategic options open. This announcement is not a sign of lack of confidence in our future. Management and the Board of Directors believe that the potential sale or merger of Simula represents a prudent and logical next step for Simula. Since 2000, we have carried out our plan to restructure and focus the business and return to profitability as reflected most recently by our 2002 pretax profits from continuing operations.

We have focused on creating value in Simula and have successfully grown revenues and pretax income from continuing operations. We think our next step must be to either capture that value by reducing our debt through sales of assets and refinancing the remaining debt, or selling the Company to a stronger financial partner. Despite our operational turnaround, the debt incurred in the 1990’s, and the approaching maturities of that debt, now stand as a hurdle to our future financial success.

With regard to a sale or merger of the Company or debt refinancing, we have retained investments bankers, structured a process, completed preliminary steps, and have received considerable interest in pursuing a transaction. The Company believes that upon successful completion in 2003 of a sale, merger or refinancing, under the terms of the new structure or refinancing our existing debt will be repaid or refinanced and the uncertainty about our ability to continue as a going concern would be eliminated.

In management’s view it is noteworthy that strategic investors and potential acquirers understand the current capital structure of the Company and the context of the going concern disclosures as of December 31, 2002. It is also relevant that, on a tax basis, the net operating loss underlying the deferred tax asset carries forward and may be available to an acquirer as an offset to future taxes, subject to limitations imposed by the tax code.

We began execution on deleveraging alternatives in 2001, and announced the sale or merger strategy in 2002 over a year in advance of any significant debt maturities. In this way, we believe we have given ourselves ample time to negotiate competitive transactions. Management expects to complete relevant transactions in the second or third quarter 2003.

Results of Operations

For the year ended December 31,				Change from Previous Year

(Dollars in Thousands)	2002	2001	2000	2002	2001

Revenue:
Aerospace and Defense	$73,368	$64,037	$50,790	$9,331	$13,247
Commercial Products	39,235	42,331	46,115	(3,096)	(3,784)
Other	1,951	426	390	1,525	36

Total	$114,554	$106,794	$97,295	$7,760	$9,499

Gross margin:
Aerospace and Defense	$25,818	$22,777	$15,794	$3,041	$6,983
Commercial Products	12,229	13,296	15,887	(1,067)	(2,591)
Other	1,951	426	390	1,525	36

Total	$39,998	$36,499	$32,071	$3,499	$4,428

Administrative expenses:
Aerospace and Defense	$11,943	$9,359	$10,963	$2,584	$(1,604)
Commercial Products	4,738	6,658	7,081	(1,920)	(423)
Other	1,835	891	2,119	944	(1,228)

Total	$18,516	$16,908	$20,163	$1,608	$(3,255)

Operating income (loss):
Aerospace and Defense	$11,985	$10,636	$1,503	$1,349	$9,133
Commercial Products	4,150	3,680	2,931	470	749
Other	(1,030)	(884)	(3,951)	(146)	3,067

Total	$15,105	$13,432	$483	$1,673	$12,949

Results of Operations continued

	2002	2001	2000

Gross margin as a percentage of Revenue:
Aerospace and Defense	35%	36%	31%
Commercial Products	31%	31%	34%
Administrative expenses as a percentage of revenue:
Aerospace and Defense	16%	15%	22%
Commercial Products	12%	16%	15%

2002 Compared with 2001

     During 2002 Simula continued to focus on its core competencies which led to operational profitability while staying strategically focused. In an effort to gain continued operational efficiencies, Simula reduced its workforce and continued to narrow its operational focus. In December of 2002, Simula announced that it was exploring all of its strategic options including the sale or merger of the Company. Subsequent to December 31, 2002, Simula announced that it was closing its Asheville facility and moving the operations to its Phoenix facility. We have been successful in providing operational profits over the last year and believe that in the current business environment we are well positioned for further growth.

Revenue for the year ended December 31, 2002 increased by 7% to $114.6 million from $106.8 million for the same period in 2001. Aerospace and Defense revenues for the period grew 15% from $64.0 million to $73.4 million, primarily due to increased production and contract fulfillment with respect to our armor product line and troop seating. Revenues were negatively impacted, however, by a production slowdown of our SAPI product line during the third and fourth quarters of 2002. The SAPI slowdown was due to the Company’s agreement to complete a design change, rework approximately 6,000 SAPI plates and deliver the remaining plates under the contract according to the new design. Revenues from our Commercial segment declined 7% primarily due to the disposal in 2001 of our airline soft goods manufacturing operation in Atlanta, Georgia, which contributed revenue of $5.0 million during the twelve month period ended December 31, 2001. Revenues in our Commercial segment were positively impacted by a $3.0 million settlement with one of the Company’s Tier 1 automotive customers related to a supply agreement. Additionally, Simula’s continued focus on technology and licensing sales generated approximately $2.0 million in revenue for the year ended December 31, 2002 compared to $0.4 million in 2001.

For the year ended December 31, 2002, gross margins increased as a percent of sales to 35% from 34% for the same period in 2001, or to $40.0 million from $36.5 million. Gross margin from the Aerospace and Defense segment decreased to 35% of revenue in 2002 from 36% in 2001. The higher margin in 2001 is attributed to the favorable impact of our Cockpit Air Bag System (“CABS”) revenue recorded in the second quarter of 2001, which was a one time payment by the customer for development costs related to CABS of approximately $1.0 million with no associated cost of revenue, as well as the SAPI rework costs of approximately $1.4 million in 2002. Gross margin from the Commercial segment remained consistent in 2002 compared to 2001 at 31%. Commercial segment gross margins experienced decreases attributed to continued pricing pressure on existing platforms and a shift in product mix to next generation products where our cost reduction efforts did not keep pace with pricing pressure and those decreases were offset by the settlement with the Tier 1 automotive customer discussed above that had no associated costs of revenues. Technology and licensing sales, which generated approximately $2.0 million in revenue, positively impacted gross margins as there are no associated costs of revenues. This compares with $0.1 million in revenue for 2001.

Administrative expenses for the year ended December 31, 2002 increased $1.6 million or 10% compared to the same period in 2001. The increase is primarily attributed to Simula’s continued efforts to grow the business through focused efforts related to sales and marketing in the Aerospace and Defense segment and the increase in technology licensing activities and company wide premium increases related to insurance premiums company-wide. The increase has been partially offset by cost savings related to the sale in 2001 of the airline soft goods division and other cost reductions company-wide. 2001 administrative expenses benefited from the reversal of approximately $1 million in reserves related to the disposal of our airline seating business and the termination or our self-insured employee health plan. Administrative expenses as a percentage of revenue were 16% for both years.

Operating income increased $1.7 million from $13.4 million in 2001 to $15.1 million for the year ended December 31, 2002. The increase is attributable to increased revenues and gross margins achieved in the 2002 period and the effect of the one-time $3.0 million settlement with the Tier 1 customer discussed above. Operating income was negatively impacted by $.9 million restructuring charge related primarily to employee severance, the $.4 million write-down of assets related to restructuring activities and additional design costs and rework costs of approximately $1.4 million discussed above related to a certain SAPI contract. In 2001, operating income includes a restructuring charge of $.4 million related to headcount reductions and facility shutdown costs, a $.5 million charge related to employee severance and a $.5 million charge for the loss on the sale of airline soft goods business. These charges were offset by $1.0 million of revenue recognized from the recovery of CABS development costs and the $1.0 million benefit of reserve reversals discussed above.

Interest expense increased 1% from $10.4 million to $10.5 million for the year ended December 31, 2002. The increase related to increased borrowings under our revolving line of credit and quarterly accruals of principal in kind interest described below. Cash payments for interest increased $0.4 million to $8.4 million for the 2002 period as compared to $8.0 million for the comparable 2001 period.

As discussed in Item 6 and the footnotes to our financial statements, the December 31, 2002 financial statements include disclosures relating to the Company’s ability to continue as a going concern. Additionally, the Company has recorded a full valuation allowance on the deferred tax asset as of December 31, 2002 which has been reflected in income tax expense and has the effect of reducing the deferred tax asset to zero on the balance sheet.

2001 Compared with 2000

     Entering into 2001, Simula underwent several positive operational changes. In October 2000, we named a new CEO. We adopted a restructuring plan that included narrowing the focus of our operation, consolidation of certain operating units to reduce overhead costs, a reduction in workforce, elimination of nonessential internal research and development costs and a plan for refinancing our debt structure. At December 31, 2001, we had made significant progress. We consolidated two of our operating units eliminating cost duplication of facility and back office expenses. We critically reviewed our internal research and development projects placing an emphasis on those we believe have the greatest market potential in the near term. We put in place a reduction in workforce. We successfully refinanced our Senior Secured Notes in September 2001 and disposed of substantially all the assets of our non-core airline softgoods operation in Atlanta, Georgia in November 2001. We had been successful in narrowing the focus of our operation to our core competencies, identifying and eliminating cost in our overhead structure, and positioning the Company in growth markets.

          On a comparative basis, revenue for the year ended December 31, 2000 included revenues from the legal settlement of $3.0 million in our Commercial Products segment (“Autoliv Payment”). Revenue for the year ended December 31, 2001 increased 10% from $97.3 million to $106.8 million. Revenue for the period grew 26% in the Aerospace and Defense segment from $50.8 million to $64.0 million primarily due to increases in the armor and parachute product lines. Excluding the effect of the Autoliv Payment in 2000, revenue for the period remained flat in the Commercial Products segment as increases in revenue from our automotive airbags business as a result of increased volume was offset by the decrease from the prior year revenue from our airline new seat manufacturing business which was disposed of in January 2000.

          Gross margins for the year ended December 31, 2001 includes the effect of $1.0 million in revenues received from the reimbursement of development costs on the CABS contract (“CABS Payment”). Gross margins for the year ended December 31, 2000 includes the effect of the license revenues from the Autoliv Payment discussed above. These revenues had no associated expenses. Gross margins excluding these items for the year ended December 31, 2001, grew $6.8 million and gross margin as a percent of sales increased to 34% from 31%. Gross margin in the Aerospace and Defense segment, excluding the effect of the CABS Payment, grew $6.3 million, and gross margin as a percent of sales increased from 31% to 34% for the 2001 period. The increase in gross margin is attributable to increased manufacturing efficiencies as a result of increased business volume primarily in our armor product lines. Gross margin in the Commercial Products segment, excluding the effect of the Autoliv Payment, grew $0.5 million, and gross margin as a percent of sales increased from 30% in 2000 to 32% in 2001. The increase in gross margin percentage is primarily attributable to improved margins in our airline soft goods business.

          Administrative expenses for the year ended December 31, 2001 includes the reversal of $0.8 million in medical reserves related to the termination of our self-funded health plan and $0.3 million related to a lease termination reserve. Administrative expenses for the year ended December 31, 2000 includes charges of $1.5 million related to the termination of our self-funded health plan and $0.4 million related to building repair costs in connection with a facility lease termination. Excluding these items, administrative expenses decreased $0.3 million as compared to the 2000 period. Aerospace and Defense administrative expenses for the 2001 period decreased $1.6 million as compared to the comparable 2000 period. This decrease is attributable to focused cost reductions principally through consolidation of operating units and headcount reductions. The decrease is also attributable to recording a lease termination reserve reversal of approximately $0.3 million in 2001 of which $0.4 million had been provided for during the 2000 period ended. Commercial Products segment administrative expenses for 2001 decreased $0.4 million compared to 2000. Corporate administrative expenses decreased $1.2 million compared to 2000. This decrease is principally due to recognizing the reversal of $0.8 million of previously recorded medical reserves related to our terminated employee health plan.

          Operating income increased $12.9 million from $0.5 million to $13.4 million for the year ended December 31, 2001. This increase is attributable to our increased revenues and gross margins achieved in the 2001 period, the effect of large special charges recorded in the previous year to write-down long-lived assets and to record executive severance and restructuring charges, offset partially by special charges in the 2001 period related to employee severance, loss on sale of assets and restructuring charges.

          Interest expense increased 3.8% from $10.0 million to $10.4 million for the year ended December 31, 2001. Cash payments for interest increased $0.5 million to $8.0 million for 2001 as compared to $7.5 million for 2000. The increase in interest and cash payments for interest is due to paying default interest totaling approximately $0.8 million on our previous $20.0 million Senior Secured Notes which were replaced with our $25.0 million Senior Secured Note in September 2001.

          The effective income tax rate for 2001 approximated 41% and 2000 approximated 22%. The 2001 tax rate reflects the effect of a $0.8 million valuation reserve related to the realization of the deferred tax benefit of certain tax credits and net operating loss carryforwards. The 2000 tax rate reflects the effect of a $0.7 million valuation reserve associated with state net operating loss carryforwards for which realization is uncertain.

Discontinued Operations

     Our board of directors adopted a plan to dispose of our rail and mass transit seating operations in 1998. Accordingly, the operating results of this operation, including a provision for loss upon disposition, was segregated from continuing operations and was reported as discontinued operations.

     On April 25, 2002, the purchaser of our rail and mass transit seating business filed for Chapter 7 Bankruptcy. Although the purchaser assumed all obligations at the time of the sale in August 1999, we remained liable as guarantor under the facility lease and certain equipment operating leases. As of September 30, 2002, we recorded a reserve of $650,000 for potential settlements of the facility and equipment leases under guarantees and recorded a loss of $347,000, net of related taxes in discontinued operations. We have reached an agreement on the principal leases and subsequent to December 31, 2002 settled the remaining guarantees.

     In August 2000, we agreed to amend and restate the Asset Purchase and Sale Agreement for our disposed rail and mass transit seating operation. The amended and restated agreement adjusted the total sales price to $4,062,500 to be paid in $2,000,000 cash and a promissory note in the amount of $2,062,500. The promissory note provided for interest at 8½% payable quarterly with the outstanding principal and accrued interest due on August 31, 2004. The $2,000,000 cash receipt was recorded as a recovery in discontinued operations and the remaining note balance continued to be accounted for under the cost recovery method of accounting. The $2,000,000 cash recovery, offset by additional settlement charges of $370,000 resulted in a gain on disposal of discontinued operations of $879,000, net of tax expense of $751,000, during the year ended December 31, 2000.

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

     Historically, research and development efforts have fluctuated based upon available government-funded contracts. We anticipate that future fluctuations may also occur and that absent government funded research, we will directly fund research and development efforts to expand our core businesses. As noted in Note 16 to the Consolidated Financial Statements, our costs for research and development to advance our technologies were $7.2 million in 2002, of which $5.1 million was internally funded.

Liquidity and Capital Resources

     In the fourth quarter 2002, the Board of Directors and our executive management announced that Simula was exploring all strategic options, including sale or merger of the Company. From 2000 through 2002, management carried out a plan to restructure the business, return to profitability and focus on core business. Despite this successful operational turnaround, the debt incurred in the 1990’s stands as a hurdle to continued financial success. In the current environment and with debt maturities advancing, management determined that the next step to capture the value created was to reduce and refinance debt and find resources for future growth, or sell the Company to a stronger financial partner. See, “Our Balance Sheet and Strategic Alternatives – in Managements Discussion and Analysis”

     As of December 31, 2002, Simula incurred a net loss of $34.0 million in 2002. This loss is due to the additional valuation allowance of $35.9 million placed on our deferred tax assets in the fourth quarter of 2002. Other restructuring activities and write-downs of assets negatively impacted our business; however, the operational turnaround discussed above provided for income from continuing operations before taxes of $4.7 million.

     Current maturities of our debt as of December 31, 2002 are $41.3 million and primarily consists of $11.3 million with our revolving line of credit (“RLC”) due September 30, 2003, $3.2 million with our 9.5% Senior Subordinated Notes due September 30, 2003 and $26.6 million for our Senior Secured Note due December 31, 2003. In order to meet future quarterly covenants and long-term debt maturities, we will need asset sales proceeds or recapitalization transactions. On March 25, 2003, we completed an amendment for certain provisions of the RLC and Senior Secured Note to increase allowable capital expenditures for the fourth quarter of 2002. Additionally, due to the deferred tax asset valuation allowance discussed above, the Company was not in compliance with the net income covenant for the fourth quarter 2002 with its RLC. On April 9, 2003 the Company received a waiver for this technical, non-monetary default. During the first quarter of 2003, Simula is in technical, non-monetary default of a certain monthly covenant with its RLC. On April 9, 2003 the Company received a waiver for this technical, non-monetary default

     With regard to a sale or merger of the Company or debt refinancing, we have retained investments bankers, structured a process, completed preliminary steps, and have received considerable interest in pursuing a transaction. In the event that the Company is successful in completing a sale, merger or refinancing, the terms of the new structure or financing would allow the Company to repay or refinance the debt coming due in 2003. However, because Simula’s ability to achieve the potential transactions cannot be assured, the impact on liquidity raises substantial doubt about the ability to meet debt maturities and thus continue as a going concern.

          Upon completion of any of the potential transactions in 2003, we expect that our current debt will be repaid or refinanced and the uncertainty about our ability to continue as a going concern will be eliminated.

          Because of our management, operational re-alignment and operational profitability, we believe that operating cash flows generated and existing availability under our RLC will be adequate to fund our operations, excluding the principal payments on the current debt previously discussed.

          We believe we have sufficient manufacturing capacity, at December 31, 2002, to meet our anticipated future delivery requirements. We may, however, seek strategic partners for the joint development of capital intensive manufacturing capacity for new high technology products. We may also seek to obtain additional capital should demand for our products exceed current capacity. The raising of capital in public markets will be primarily dependent upon prevailing market conditions and the demand for our products and technologies.

          We define liquidity as the ability to access cash to meet operating and capital needs. Our primary source of cash in 2002 was from our revolving line of credit (“RLC”), our operations and a $3.0 million settlement with a Tier 1 automotive customer.

          Our ability to generate sufficient cash flow from operations is principally dependent upon our ability to continue to increase revenue and contain operating expenses. At December 31, 2002, the Aerospace and Defense segment had total backlog of $154.7 million, of which $26.6 million is funded and $128.1 million is unfunded (see “Backlog”). A factor that could impact our ability to generate Aerospace and Defense revenue would be limitations on acquiring certain raw materials. Our supply contracts for the ITS® are based upon the production requirements of the OEMs. Our ability to maintain Commercial Products revenue will be predominately related to our ability to maintain volumes and margins and properly hedge our foreign currency transaction risk as the majority of this revenue is Euro dollar denominated. We are continually reviewing our revenue and cost forecasts so that we can react to changes in our operations and liquidity position.

          Our borrowing availability under the RLC is dependent upon the relative balances of trade accounts receivable, contract costs and estimated earnings in excess of billings and inventories and each of their relative advance percentages and advance limits. The revolving line of credit accrues interest at the Chase Manhattan prime rate or LIBOR plus 2.4%, based upon the rate we select, matures September 30, 2003 and renews automatically unless terminated by either party with proper notice. At December 31, 2002, the RLC had an outstanding balance of $11.3 million with an average interest rate of 5.25% and additional borrowing availability of $1.3 million.

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

          The $25,000,000 Senior Secured Note accrues interest payable quarterly at 12.5% and accrues additional principal in kind (“PIK”) interest at 6%, which at our option may be paid quarterly, provided we are in compliance with certain covenants, or capitalized into the note balance. The PIK rate may also be reduced as our leverage ratio is reduced. The PIK rate was 6% throughout 2002. The Senior Secured Note contains covenants that require the maintenance of certain defined financial ratios and limits additional borrowings and capital expenditures. In addition to other remedies, the Senior Secured Note provides for a fee of $1,000,000 if we are unable to meet our debt leverage ratio requirement as of June 30, 2003. The Senior Secured Note is secured by a lien on our assets.

          On December 30, 1999, we executed agreements with an accredited investor for two Senior Secured Notes totaling $20.0 million. The two Senior Secured Notes in the amounts of $5,000,000 (the “Term Note A”) and $15,000,000 (the “Term Note B”) (together the “Term Notes”) were issued with a warrant to purchase 850,000 shares of common stock at $5.00 per share. The warrant was subsequently repriced to $1.625. These Term Notes were retired on September 26, 2001 from the proceeds received from the $25,000,000 Senior Secured Note. We had recorded an original issue discount of $2,300,000 and a repricing discount of $407,000 related to the stock warrant. The discounts were being amortized over the term of the underlying notes using the effective interest method. The Term Note A originally matured on September 30, 2000 and was subsequently extended to October 1, 2001. The Term Note A accrued interest payable monthly at 15% and provided for an additional monthly bridge fee of $25,000. The Term Note A was redeemable with a 30-day notice at any time without penalty. The Term Note B original maturity was June 30, 2003 and provided for cash interest to be paid monthly at 12.25% and interest to be capitalized into the note principal balance at 3% per annum. The Term Note B was redeemable with a 30-day notice at 105% of principal on or before December 31, 2001.

          In November 1998, we completed a private placement to accredited investors of $3,238,000 of our 9½% Senior Subordinated Notes (the “9½% Notes”) and received proceeds of $1,025,000 and exchanged $2,213,000 of our 12% Notes. The 9½% Notes are due on September 30, 2003 and bear interest at 9½% per annum, payable semi-annually. The 9½% Notes may be redeemed at our option, upon at least 30 days notice, in whole or in part on a pro rata basis, on and after April 30, 1999, at 102% of par value plus accrued interest payable to the redemption date.

          During 1997, we completed the public offering of $34.5 million of our 8% Senior Subordinated Convertible Notes (the “8% Notes”). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of our common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at our option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date.

          The indenture relating to the 9½% Notes and the 8% Notes contains certain covenants including limitations on additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, we may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The 9½% Notes and the 8% Notes become due upon successful acceleration of $10 million or more in senior debt. We were in compliance with all of the covenants of this indenture at December 31, 2002.

          A summary of our contractual obligations and commercial commitments is provided below:

	Long-Term	Capital Lease
Contractual Obligations	Debt	Obligations	Operating Leases	TOTAL

2003	$29,988,315	$7,590	$2,159,149	$32,155,054
2004	31,350,123		1,955,563	33,305,686
2005	962,964		1,791,433	2,754,397
2006			1,725,566	1,725,566
2007			1,587,043	1,587,043
Thereafter			4,802,285	4,802,285

Total Contractual Cash Obligations	$62,301,402	$7,590	$14,021,039	$76,330,031

Commercial Obligations	Lines of Credit	Lease Guarantees	TOTAL

2003	$11,283,393	$50,000	$11,333,393
2004			—
2005			—
Thereafter			—

Total Commercial Obligations	$11,283,393	$50,000	$11,333,393

          In addition, in contemplation of a potential sale, merger or other transfer of the Company, we have entered into retention agreements (“the agreements”) with certain key employees whereby the Company agreed to pay either a bonus payment, or a retention payment and insurance benefit under the terms provided within the agreements. The potential range for the bonus or retention payment is between $2.6 million and $3.2 million.

          Operating activities provided approximately $5.5 million of cash during the year ended December 31, 2002, compared to using $1.0 million of cash during the same period in 2001. The increase is primarily attributable to continued operational improvement, the one time settlement of the with a Tier 1 automotive customer for $3.0 million and less overall working capital required as compared to 2001.

          Investing activities used approximately $4.7 million during the period ended December 31, 2002, compared to using $4.9 million of cash during same period in 2001. The uses in 2002 were principally attributable to the purchase of manufacturing equipment in both of our business segments and additional investments in our patent portfolio. In 2001, the uses were primarily for leasehold improvements made in relation to the relocation of our largest manufacturing division and additional investment in our patent portfolio, partially offset by proceeds received from the sale of substantially all the assets of our airline softgoods manufacturing subsidiary.

          Financing activities used net cash of approximately $0.9 million during 2002, compared to providing net cash of approximately $5.5 million for the same period in 2001. Cash used in financing activities during 2002 primarily related to reduced borrowings under the RLC and scheduled payments under other debt arrangements. In 2001 the cash provided by financing activities principally came from proceeds received under our line of credit which had been paid down considerably in the previous year from the proceeds received in connection with the legal settlement in 2000 mentioned above. In September 2001, we replaced our previous two Senior Secured Notes with a face amount of approximately $20.2, million and for which we were in non-monetary default, with a $25.0 million Senior Secured Note.

Seasonality

          We do not believe that we are currently significantly impacted by seasonal factors.

New Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, no longer allows for the classification of gains and losses from extinguishment of debt as extraordinary. We will adopt SFAS No. 145 effective January 1, 2003 and upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, the $2.2 million extraordinary loss and the $1.1 million extraordinary gain from early extinguishment of debt for the years ended December 31, 2001 and 2000, respectively, will be reclassified to income before extraordinary loss to conform to the requirements under SFAS No. 145.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 also nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We will adopt SFAS No. 146 effective January 1, 2003 and do not anticipate that the new standard will have a material impact on our financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This

Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the interpretation, initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation as of December 31, 2002, as discussed in Note 14, concerning our guarantees on certain leases.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We have adopted the new disclosure requirements for 2002, and are currently evaluating the impact if we were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

Forward Looking Information and Risks and Uncertainties in our Business

          A wide variety of factors affect our projected operating and financial results and can adversely impact our revenues, profitability and cash flows. Our liquidity and available working capital depend upon our cash flow from operations and, potentially, upon proceeds from asset sales or licensing, refinancing of our debt, or potential sale or merger of the Company. Improved cash flow from operations will depend on our ability to continue to implement our cost cutting initiatives. Continued compliance with our debt covenants is necessary to avoid loan defaults and is a requirement for maintaining access to funds available under our RLC.

          With respect to our product offerings many of our products are subassemblies in final products. We act as subcontractor to defense industry prime contractors and as a component supplier to automotive (“OEM”) and first tier systems suppliers. Accordingly, we are reliant on others to gain and retain market acceptance for our products, and we must continue to demonstrate that our products will provide advantages to the manufacturers of final products, including increasing product safety and providing such manufacturers with competitive cost advantages

          Although we have long established relationships with a number of our Aerospace and Defense customers, we do not have significant long-term supply contracts with any of these customers. Our customers typically do not commit to long-term production schedules and, as a result, customer orders generally are subject to cancellation or delay. Reliance upon defense contracts involves certain risks, including dependence on congressional appropriations and changes in governmental policies that reflect military and political developments.

          In our Commercial Products segment, we operate in the highly competitive automotive safety industry. As most of our competitors have greater resources than we do and since products become commoditized over time, our success in this industry is largely dependent on our ability to innovate. Our ability to compete effectively in this industry also depends on our ability to remain competitive in pricing, service, and performance. In addition, automotive OEMs continually exert downward pressure on prices, forcing us to cut costs and to innovate in order to maintain margins and projected volumes from year to year.

          Factors pertinent to our ability to meet our current and future financial projections include:

•	our ability to refinance our debt or achieve acceptable valuations in a process to sell or merge the Company;

•	our relationship with our senior lenders and on-going compliance with loan terms and covenants;

•	our relationship with significant customers and maintenance of preferred supplier relationships with them that are renegotiated frequently;

•	our leveraged status and the level and cost of our debt;

•	the continued reduction of our fixed expenses;

•	ability to monetize assets including through sales of certain assets or technologies at a favorable price;

•	our ability to continue to provide design and manufacturing services, products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

•	the cyclical nature of the automobile industry and other markets addressed by our products;

•	the level and makeup of military expenditures;

•	contract mix and shifting production and delivery schedules among our market segments;

•	the amount of resources available for independent research and development;

•	proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products; and

•	technological changes introduced by competitors and customers.

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

          At December 31, 2002, we had $11.3 million in short-term borrowings outstanding and $62.3 million in long-term debt outstanding, of which, approximately $30.0 million has been classified as current. The long-term debt is fixed-rate debt and, accordingly, does not expose us to risk of earnings loss due to changes in market interest rates (see Note 8 to the our Consolidated Financial Statements). The short-term borrowings of $11.3 million are variable rate obligations.

          If the variable rates were to change by 10% from December 31, 2002, annual interest expense associated with the variable-rate debt would change by approximately $1.1 million pretax.

Currency Exchange Rate Risk

          We have currency exposures related to buying and selling in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. Currently, our most significant exposure relates to the Euro and the British Pound. We have supply contracts for our ITS® and AHPS that are Euro denominated. We also maintain a manufacturing facility in the United Kingdom for which we fund its operating expenses in British Pounds. During the second quarter of 2002, we entered into foreign currency hedge transactions to mitigate our associated risks. The magnitude of the exposure varies over time and we enter into agreements from time to time by which we seek to manage certain portions of our foreign exchange exposure in accordance with established policy guidelines. These arrangements primarily hedge cash flows for forecasted transactions involving receivables and payables. We have hedged transactions through March 31, 2003 and currently do not anticipate any existing gains or losses currently classified in Other Comprehensive Income to be reclassified into earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data are set forth in this report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. Directors and Executive Officers

          The following table sets forth certain information about the Directors of the Company and includes additional information about the Company’s executive officers.

NAME	AGE	POSITION

Bradley P. Forst	49	Chief Executive Officer, President and Director
Joseph W. Coltman	45	Chief Development Officer and Executive Vice President
John A. Jenson[1]	39	Chief Financial Officer and Treasurer
Jack A. Henry[2]	59	Lead Director
John M. Leinonen	65	Director
Robert D. Olliver	76	Director
Jean E. Boyle	55	Director
S. Thomas Emerson	62	Director
James C. Withers	68	Director
Lon A. Offenbacher	49	Director

Directors

          Bradley P. Forst. Mr. Forst has served as President and Chief Executive Officer of the Company since October 2000. Mr. Forst joined the Company as Vice President, General Counsel, Secretary, and Director in 1995 and became Executive Vice President in December 1998. Prior to being President and Chief Executive Officer, he served in a variety of business capacities with the Company, including the completion of several rounds of public and private debt and equity offerings, the acquisition and disposition of businesses, the transfer and licensing of multiple technologies developed or acquired by the Company, and as president of one of the Company’s business units. Prior to joining the Company, Mr. Forst was engaged in the private practice of law in Phoenix, Arizona, from 1985 to 1995. His clients included the Company. Mr. Forst received his J.D. in 1978 from Tulsa University and his LL.M. from Columbia University School of Law in 1981.

          Jack A. Henry. Mr. Henry has served as a Director since February 2001 and was appointed the Company’s Lead Director on June 20, 2002. In 2000, Mr. Henry formed Sierra Blanca Ventures, LLC, a private advisory and investment firm. Mr. Henry currently serves on the Board of Directors of Harris Trust Bank of Arizona, an Arizona Bank; Vodavi Technology, Inc., a provider of business telecommunications solutions including telephony products, voice processing products and computer-telephony products; and SOS Staffing Services, a provider of staffing services throughout the western United States. Mr. Henry serves on the Regional Advisory Board of AON Risk Services, the multifaceted retail brokering and risk management services arm of AON Corporation, a publicly traded insurance company. Mr. Henry also is active in the Phoenix community. He is past Chairman of the Arizona Chamber of Commerce and Greater Phoenix Leadership, and he has served on several other civic-oriented boards and committees. Mr. Henry retired as the Managing Partner of the Phoenix, Arizona office of Arthur Andersen LLP in 2000, a position he had held for 18 years. Mr. Henry commenced employment with Arthur Andersen in 1966. Mr. Henry holds Bachelor’s and Master’s Degrees in Business Administration from the University of Michigan. He was elected to the Audit Committee and the Nominating and Corporate Governance Committee of the Board of Directors, and serves as Chairman of the Audit Committee.

          John M. Leinonen. Mr. Leinonen has served as a Director since June 1997. Mr. Leinonen is past Vice President, Automotive Business Development, for Exponent Failure Analysis Associates, Inc., an analytical, testing, and safety engineering services firm. From 1960 to 1995, Mr. Leinonen was employed by Ford Motor Company, where for over a 22 year period he directed all activities in Ford’s automotive safety office, including vehicle safety assurance, safety regulations and planning, and production vehicle safety and compliance. Mr. Leinonen was President of the Society of Automotive Engineers (“SAE”) in 1995, and has served six years as a member of SAE’s Board of Directors. Mr. Leinonen is a Registered Professional Engineer.

          Robert D. Olliver. Mr. Olliver has served as a Director since 1992. Mr. Olliver is the Director of Risk Management Services for Acordia of Arizona, an insurance brokerage firm. Mr. Olliver has over 50 years experience in the insurance business. Acordia of Arizona has been the general agent for the Company’s insurance programs since 1987.

[1]	Mr. Jenson served as the Company’s Controller and as Director of Business Operations in fiscal year 2002. He was appointed the Company’s Chief Financial Officer and Treasurer on January 1, 2003, replacing John S. Hodgson.

[2]	Mr. Henry was elected as Lead Director on June 20, 2002.

     Jean (John) E. Boyle. General Boyle has served as a Director since June 2002. General Boyle, CAF ret., served a distinguished 30 year career in the Canadian military, culminating in his service as Chief of the Defense Staff of Canada’s Armed Forces, the equivalent to the Chairman of the U.S. Joint Chiefs of Staff. Following his military retirement, General Boyle was Boeing Company’s Vice-President, International Business Development from 1997 to 1999. From 1999 to 2001, General Boyle served as Managing Director of Boeing International Corporation-Europe. In 2001, General Boyle joined the SPECTRUM Group, a strategic consulting and lobbyist organization serving defense companies, and in that capacity he has assisted the Company in preparing an international business development strategy for Simula’s Cockpit Airbag Systems (CABS) product. The Company is a client of the SPECTRUM Group.

     S. Thomas Emerson. Dr. Emerson has served as Director of the Company since June 1999. He is the Director of the Donald H. Jones Center for Entrepreneurship at Carnegie Mellon University. Prior to that, Dr. Emerson was the President and CEO of the Arizona Technology Incubator (“ATI”) based in Scottsdale, Arizona. From 1992 to 1998, Dr. Emerson was President, CEO, and Chairman of Xantel Corporation, a provider of software products for computer telephone integration systems. From 1984 to 1992, Dr. Emerson was President, Chief Executive Officer, and Chairman of Syntellect Inc., a manufacturer of voice processing systems for computer and telephone communications. Dr. Emerson holds degrees in physics from the Massachusetts Institute of Technology and Rice University.

     James C. Withers. Dr. Withers has served as a Director of the Company since 1992. Dr. Withers is the Chief Executive Officer of Materials and Electrochemical Research Corporation based in Tucson, Arizona. He has served in that capacity since 1985. From 1986 to 1988, Dr. Withers was President and Chief Executive Officer of Keramont Research Corporation, also based in Tucson, Arizona.

     Lon A. Offenbacher. Mr. Offenbacher has served as a Director since September 1998 and is a member of the Audit Committee and the Compensation Committee. He is the Business Line Executive—Occupant Protection Systems for Delphi Corporation and has held that position since 1999. Mr. Offenbacher has 31 years of experience in the development, engineering, and supply of automotive components and systems. Prior to 1999, Mr. Offenbacher held key leadership positions at Delphi and its former parent General Motors Corp., including Director of Product Engineering, Director of Interior Engineering and Sales Director. He was appointed in 1988 as a Congressional Fellow and served on the U.S. Congress House Ways and Means Committee. Mr. Offenbacher holds a Bachelor’s degree in Chemical Engineering from Purdue University and a Masters of Business Administration from the University of Dayton. He is the Chairman of the Board of the Automotive Occupant Restraint Council, an industry trade association.

     The Board of Directors is divided into three classes, with each class serving a staggered 3 year term. The current Board of Directors terms are as follows and will expire at the Company’s Annual Meeting in the applicable year unless the respective Director is reelected for an additional 3 year term:

Term Expiring 2003	Term Expiring 2004	Term Expiring 2005

John M. Leinonen	Lon A. Offenbacher	S. Thomas Emerson
Robert D. Olliver	Jack A. Henry	Bradley P. Forst
Jean E. Boyle[1]		James C. Withers

Other Executive and Statutory Officers

     Joseph W. Coltman. Mr. Coltman has served as Executive Vice President and Chief Development Officer since April 2001. Mr. Coltman has served as a corporate executive officer since February 2000 and President of Simula’s research, development and testing subsidiary, Simula Technologies, Inc., since January 1997. He also acted as interim President of Simula Safety Systems, Inc., the Company’s Aerospace and Defense business, from October 2000 to May 2001. Prior to January 1997, Mr. Coltman spent 17 years in Simula’s government and defense business working in various R&D, business development and executive management capacities. Mr. Coltman has authored over 30 major technical reports related to human tolerance, crash survivability and ballistic protection and is an inventor on two patents. Mr. Coltman received his B.S. degree in Mechanical Engineering and M.S.M.E. degree from Pennsylvania State University.

[1] General Boyle was appointed to the Board of Directors for a one-year term, which expires July 2003 unless he is re-elected for an additional term.

     John A. Jenson. Mr. Jenson was named Chief Financial Officer and Treasurer of the Company in January 2003. Mr. Jenson served as Controller and then as the Director of Business Operations for the Company from June 2001 to January 2003. From 1996 to 2001, Mr. Jenson served as the Director of Finance and Administration for the Company’s Automotive division. Before joining the Company, Mr. Jenson was an independent financial management consultant. Mr. Jenson also held the position of Chief Financial Officer at Wick Pilcher Insurance and NAB Nursery. From 1986 to 1991, Mr. Jenson was with Deloitte Touche in Phoenix, Arizona leaving as a manager of Auditing Services. Mr. Jenson received his B.S. in Accountancy from Northern Arizona University and is a Certified Public Accountant in the State of Arizona.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires each Director and Executive Officer of the Company, and each person who owns more than ten percent (10%) of a registered class of the Company’s equity securities to file by specific dates with the Securities and Exchange Commission (the “SEC”) reports of ownership and reports of change of ownership of equity securities of the Company. The SEC requires Executive Officers, Directors, and 10% Stockholders to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report any failure of its Directors, Executive Officers and 10% Stockholders to file by the relevant due date any of these reports during the Company’s fiscal year.

     Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its Directors, Executive Officers and 10% Stockholders were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

     The following table summarizes the compensation we paid to the Company’s “Named Executive Officers,” comprised of the Chief Executive Officer and the three other most highly compensated executive officers who participate in a company policy capacity as of the end of 2002 whose salary and bonus exceeded $100,000 for services rendered in all capacities to the Company.

					Long-Term Compensation	All Other
		Annual Compensation			Awards	Compensation

					Securities Underlying
Name and Principal Position	Year	Salary(1)	Bonus		Options

Bradley P. Forst	2002	$285,112	$75,000	[3]	100,000	—
Chief Executive Officer and	2001	254,544	—		—	—
President	2000	205,000	—		320,000	—
John A. Jenson(1)	2002	132,167	—		5,000	—
Director of Operations	2001	115,801	7,053		—	—
	2000	91,555	—		5,000	—
Joseph W. Coltman	2002	208,882	—		10,000	—
Chief Development Officer and	2001	181,953	—		—	—
Executive Vice President	2000	161,000	—		175,000	—
John S. Hodgson(2)	2002	171,726	—		95,000	—
Chief Financial Officer, Executive Vice President and Treasurer

(1)	In addition to salary, nominal amounts are contributed by the Company as a match to the 401(k) accounts of Named Executive Officers.

(2)	Mr. Hodgson’s employment as Chief Financial Officer, Executive Vice President and Treasurer commenced in February 2002 and ended on January 1, 2003. Mr. Jenson was appointed Chief Financial Officer and Treasurer of the Company on January 1, 2003.

(3)	Mr. Forst was paid a bonus of $75,000 in September 2002 in respect of the Company’s performance in 2001. The Company has accrued $50,000 of bonus in respect of performance during 2002, but to date has not paid any bonus to Mr Forst, in respect of 2002.

Stock Option and Benefit Plans

     In 1992, the Company adopted the Simula 1992 Stock Option Plan. The 1992 Plan provided for the issuance of up to 360,000 shares of the Company’s Common Stock pursuant to grants made under the Plan. In August 1994, the Board of Directors adopted the 1994 Stock Option Plan, which was subsequently approved by the stockholders of the Company at the Annual Meeting in June 1995. The 1994 Plan reserved up to 2,500,000 shares of Common Stock for issuance under the Plan. In February 1999, the Board of Directors adopted the 1999 Incentive Stock Option Plan, which was subsequently approved by the stockholders of the Company at the Annual Meeting in June 1999. The 1999 Plan reserved up to 2,000,000 shares of Common Stock for issuance under the Plan, and an increase to 2,450,000 was subsequently approved by the stockholders of the Company at the Annual Meeting in June 2001.

     In the fiscal year ended December 31, 2002, the Company granted a total of 353,000 stock options to employees under its stock option plans. The following table sets forth information regarding options granted in 2002 to Named Executive Officers identified in the Summary Compensation Table:

OPTION GRANTS IN FISCAL YEAR 2002
Individual Grants

					Potential Realizable
		Percent of Total			Value at Assumed Annual
	Number of	Options			Rates of Stock
	Securities	Granted to	Exercise or		Price Appreciation
	Underlying Options	Employees in	Base Price	Expiration	for Option Term(1)
Name	Granted	Fiscal Year	($/SH)	Date	5% ($)	10% ($)

Bradley P. Forst	100,000	28%	3.90	3/28/2012	$237,124	$608,591
John S. Hodgson	95,000	27%	3.91	2/11/2012	$233,603	$591,996
Joseph W. Coltman	10,000	3%	3.40	7/30/2012	$21,382	$54,187
John A. Jenson	5,000	1%	3.76	4/1/2012	$11,823	$29,962

(1)	Calculated from a base price equal to the exercise price of each option, which was the fair market value of the Common Stock on the date of grant. The amounts represent only certain assumed rates of appreciation. Actual gains, if any, on stock option exercises and Common Stock holdings cannot be predicted, and there can be no assurance that the gains set forth on the table will be achieved.

     The following table sets forth information with respect to the exercised and unexercised options to purchase Common Stock granted under the Company’s stock option plans to the Named Executive Officers identified in the Summary Compensation Table and held by them at December 31, 2002:

FISCAL YEAR END OPTIONS VALUES

Value of Unexercised
			Number of Unexercised Options	In-The-Money Options at
	Shares Acquired		at Fiscal Year End	Fiscal Year End
Name	on Exercise (#)	Value Realized ($)	(#) Exercisable/Unexercisable	($) Exercisable/Unexercisable

Bradley P. Forst	N/A	N/A	740,000 / 110,000	- / -
John S. Hodgson	N/A	N/A	31,667 / —	- / -
Joseph W. Coltman	N/A	N/A	156,250 / 40,000	- / -
John A. Jenson	N/A	N/A	23,500 / 5,000	- / -

Employee Stock Purchase Plan

     The Company maintains an Employee Stock Purchase Plan (“ESPP” or “Plan”). The ESPP provides eligible employees with the opportunity to acquire a stock ownership interest in the Company through periodic payroll deductions. The purpose of the Plan is to provide incentive to employees of the Company to perform in a manner that enhances the value of the Company’s Common Stock by providing a direct ownership stake in the Company. The ESPP initially reserved 400,000 shares of the Company’s Common Stock to be issued under the Plan. In December 2001, the Company registered 200,000 additional shares for issuance under the Plan. Employees of the Company and its subsidiaries are eligible to participate in the Plan following 30 days of continuous service with the Company, provided that such employees work in excess of 20 hours per week and greater than five months per calendar year.

     Eligible employees invest in the Plan through regular payroll deductions of up to 10% of their gross earnings, deducted net of taxes, for each semi-annual period of participation, provided that no employee may purchase more than $25,000 worth of the Company’s Common Stock in any given calendar year. Payroll deductions are credited to an account established in each participating employee’s name and shares of the Company’s Common Stock are automatically issued on behalf of participating employees on the last business day of each semi-annual period of participation at the lesser of (i) 85% of the market price per share of Common Stock on an individual’s entry date into the Plan (subject to certain limitations), or (ii) 85% of the market price per share on the semi-annual purchase date. The Plan purchase dates are May 31 and November 30 each year.

Defined Benefit Pension Plan

     The Company adopted a non-contributory defined benefit pension plan as of November 1, 1980. To be eligible, participants must have completed six months of continuous service and have attained the age of 21. Benefits are based on the length of service and the participants’ final pay (averaged over the five highest consecutive years of the participant’s last ten years of participation). The Company makes contributions to the plan based on actuarially determined amounts. The defined benefit plan was frozen to new participants July 1, 1999. Messrs. Forst, Coltman and Jenson are participants in the plan consistent with the normal terms and conditions of the plan.

     The following table sets forth the estimated annual benefits payable on retirement for specified compensation and years of service categories for participants.

Pension Plan Table(1)

Years of Service(2)

Remuneration	15	20	25	30	35

$50,000	$17,500	$17,500	$17,500	$17,500	$17,500
100,000	35,000	35,000	35,000	35,000	35,000
150,000	52,500	52,500	52,500	52,500	52,500
200,000	70,000	70,000	70,000	70,000	70,000
250,000	87,500	87,500	87,500	87,500	87,500
300,000	105,000	105,000	105,000	105,000	105,000
350,000	122,500	122,500	122,500	122,500	122,500

(1)	The benefits illustrated above are payable from the Simula, Inc. Defined Benefit Pension Plan and the unfunded nonqualified Supplemental Retirement Plan of Simula, Inc. Benefits are calculated on a straight life annuity basis. The compensation covered by the retirement plan includes all wages and salaries but excludes bonuses. Benefits under the retirement plan are not subject to deduction for Social Security or other offset amounts.

(2)	As of December 31, 2002, Messrs. Forst’s, Coltman’s and Jenson ‘s credited years of service were 7, 22 and 7, respectively. Mr. Hodgson did not participate in the Company’s Defined Benefit Plan.

401(k) Profit Sharing Plan

     The Company’s 401(k) Profit Sharing Plan (the “PSP”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The PSP was adopted effective November 1, 1989. The PSP is administered under a trust, and the Company’s Directors are currently serving as its trustees. All employees of the Company who are 21 years or older, including named Executive Officers, are eligible to participate in the PSP.

     Under the PSP, participating employees can elect to contribute to the PSP through payroll reductions. In addition, the Company at its discretion can make contributions to the PSP up to a certain percentage of a participant’s annual compensation. In 2002, the Company match on all participant 401(k) contributions, including those of its Named Executive Officers, was 15% up to the first 6% of compensation. Participating employees are entitled to full distribution of their share of the Company’s contributions under the PSP upon death, disability or when they reach retirement age. If a participant’s employment is terminated earlier, his or her share of the Company’s contributions will depend on the number of years of employment with the Company. All participating employees have the right to receive 100% of their own contributions to the PSP upon any termination of employment.

Compensation Committee Interlocks and Insider Participation

     Messrs. Leinonen (Chairman), Offenbacher, Olliver and Withers, all of whom are non-employee members of the Company’s Board of Directors, were members of the Company’s Compensation Committee for the fiscal year 2002. Effective as of December 31, 2002 the members of the Compensation Committee are Messrs. Leinonen (Chairman), Offenbacher and Boyle. No member of the Compensation Committee was, during the fiscal year ended December 31, 2002, or currently is an officer, former officer or employee of the Company. None of the Company’s Named Executive Officers served as a member of:

-	the compensation committee of another entity of which one of the executive officers of such entity served on the Company’s Compensation Committee;

-	the board of directors of another entity, one of whose executive officers served on the Company’s Compensation Committee; or

-	the compensation committee of another entity of which one of the executive officers of such entity served as a member of the Company’s Board of Directors.

Employment and Change of Control Agreements with Named Executive Officers

     The Company is party to employment agreements with its Chief Executive Officer and one of its other Named Executive Officers, Joseph W. Coltman. Mr. Forst’s employment agreement is for a three-year term commencing October 2000 and automatically renews for additional three-year terms unless notice of termination is given at least one year in advance of the end of any term. The Company has entered into a similar employment agreement with Mr. Coltman. The term of the employment agreement with Mr. Coltman is two years. The term of each agreement is subject to early termination upon the disability or death of the executive.

     During the term of the employment agreements, the Company is to pay each executive his base salary, which is subject to review and adjustment by the Compensation Committee of the Company’s Board of Directors on an annual basis. In addition to his base salary, each executive is entitled to participate in any and all additional compensation or benefit plans of the Company now in place or later adopted, such as annual bonus or option plans, incentive, savings and retirement plans, and welfare benefit plans.

     Each employment agreement includes provisions that are triggered upon a change of control of the Company. For purposes of these agreements, the term “change of control” means the occurrence of any of the following events: (i) the acquisition, directly or indirectly, of ownership of more than 20% of the Company’s Common Stock; (ii) a merger or consolidation in which voting power of the Company’s securities changes or the Company is not the surviving corporation; (iii) the sale, transfer, or other disposition in one or more transactions, of all or substantially all of the assets of the Company; or (iv) a change in the membership of one-third of the Board of Directors in one or more contested elections. In the event of a change of control, if the Company terminates the executive’s employment without cause (as defined in each employment agreement), or the executive resigns for good reason (as defined in each employment agreement), the Company will pay such executive a severance payment. For Mr. Forst, the severance payment is an amount equal to three times his then current salary plus average annual bonus. For Mr. Coltman the multiplier is two times.

     Mr. Forst’s employment agreement provides that in the event that it is determined that any payment under the agreement is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or parallel state or local tax laws, Mr. Forst is entitled to receive from the Company a “gross-up” payment in an amount equal to the excise tax and related penalties, interest and other charges. The employment agreement with Mr. Coltman caps all benefits such that no excise tax will be imposed by Section 4999.

     Upon promotion to Chief Financial Officer and due to the Company’s pursuit of various strategic alternatives (including ongoing sale of assets, refinancing or sale of the Company, on January 10, 2003, the Company entered into a retention agreement with Mr. Jenson. The retention agreement provides that in the event that Mr. Jenson is terminated at any time up to one year following the sale, merger or other transfer for value of all or substantially all of the Company’s stock or assets, Mr. Jenson is entitled to receive a retention payment equivalent to eighteen months of his salary and continued health benefits coverage for a period of eighteen months. However, if the Company’s successor retains Mr. Jenson in a comparable position for a period of one year and one day, Mr. Jenson is entitled to receive a bonus payment equivalent to twelve months of his salary in lieu of the retention payment and health benefit described above. The retention agreement terminates on December 31, 2003 or the date the Company notifies Mr. Jenson of its decision not to pursue a transaction, whichever is earlier.

Death Benefit Plan Agreements

     The Company has also entered into a death benefit plan agreement with Mr. Forst. Under this agreement, the Company has made an unfunded and unsecured promise to pay to his beneficiary ten (10) years’ worth of his base annual salary in quarterly installments. The Company has taken out life insurance policies on Mr. Forst’s life, with benefits in excess of the liabilities thereunder. Under the death benefit plan agreement, benefits are payable only from general corporate assets, and neither Mr. Forst nor his estate has any right to the proceeds of such policies or any other assets of the Company.

Director Compensation

     The Company’s non-employee, outside directors, General Boyle, Dr. Emerson, Dr. Withers, and Messrs. Olliver, Leinonen and Offenbacher, (the “Outside Directors”), each receive $3,000 cash compensation per Board meeting plus reasonable expense reimbursements, plus $1,500 per committee meeting. In addition, the Outside Directors receive an initial grant of options to purchase 15,000 shares when they become directors and an annual grant of 3,000 options each year thereafter. In 2002, Outside Directors also received $5,000 worth of shares of Simula common stock on a quarterly basis under the Simula, Inc. Outside Directors’ Equity Plan. This quarterly stock grant will not be awarded in 2003. Directors other than Outside Directors do not receive separate compensation for their services as Directors.

     In 2002, the Lead Director of the Company, Jack Henry, received a one-time, up-front cash payment of $10,000 for assuming this position and its responsibilities. The Lead Director also received a stipend of $10,000 ($5,000 cash and $5,000 in restricted stock of the Company) in fiscal year 2002. In 2003, the Lead Director will be compensated $4,500 cash per Board meeting plus reasonable expense reimbursements, plus $1,500 per committee meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock by: (i) each of the Named Executive Officers as defined in SEC Regulation S-K 402(a)(3), including persons who are no longer employed with the Company but who in fiscal 2002 were Named Executive Officers pursuant to SEC Regulation S-K 402(a)(3)(i) and (iii); (ii) each director of the Company; (iii) all of the Company’s executive officers and directors as a group; and (iv) each person known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock, all as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based on information furnished by such persons. Unless otherwise indicated, as of March 31, 2003, shares indicated as beneficially owned are held with sole voting and investment power.

	Shares Owned

	Number(1)	Percentage(2)

NAME OF BENEFICIAL OWNER DIRECTORS AND NAMED EXECUTIVE OFFICERS(3):
Bradley P. Forst(5)	799,153	6%
Joseph W. Coltman(6)	172,470	1%
John A. Jenson(7)	35,315	*
James C. Withers(8)	66,812	*
Robert D. Olliver(9)	67,523	*
John M. Leinonen(10)	58,093	*
Lon A. Offenbacher(11)	55,349	*
S. Thomas Emerson(12)	54,308	*
Jack A. Henry(13)	46,833	*
John S. Hodgson(14)	—	*
Jean E. Boyle(15)	7,764	*
All directors and executive officers as a group (11 persons)	1,355,856	10%
Stanley P. Desjardins(4)	3,102,974	24%
Kennedy Capital Management, Inc.(16)	1,610,100	12%
Tennenbaum Capital Partners, LLC(17)	829,003	6%

(1)	The number of shares shown in the table, including the notes thereto, have been rounded to the nearest whole share. The number includes, when applicable, shares owned of record by such person’s spouse and by other related individuals, trusts, and entities over whose shares of Common Stock such person has custody, voting control or power of disposition. The number also includes shares of Common Stock that the identified person had the right to acquire within 60 days of March 31, 2003 by the exercise of stock options other than options pursuant to the Employee Stock Purchase Plan, without regard to whether such options are in-the-money.

(2)	An * indicates ownership of less than 1% of the outstanding Common Stock. The percentages shown include the shares of Common Stock that the person will have the right to acquire within 60 days of March 31, 2003 other than through the Employee Stock Purchase Plan. In calculating the percentage of ownership, all shares of Common Stock that the identified person has the right to acquire, or will have the right to acquire within 60 days of March 31, 2003, upon the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3)	The address of all Directors and executive officers is 2625 South Plaza Drive, Suite 100, Tempe, Arizona 85282.

(4)	Based on information provided in Form 4 of the Statement of Changes in Beneficial Ownership by Simula, Inc. with the Securities and Exchange Commission on May 20, 2002. Mr. Desjardins is the founder and former Chairman of Simula, Inc. Mr. Desjardins’ address is 5200 S. Lakeshore Drive #240, Tempe, Arizona 85283.

(5)	Includes options to purchase 795,000 shares of Common Stock.

(6)	Includes options to purchase 171,250 shares of Common Stock.

(7)	Includes options to purchase 33,500 shares of Common Stock.

(8)	Includes options to purchase 57,750 shares of Common Stock.

(9)	Includes options to purchase 55,437 shares of Common Stock.

(10)	Includes options to purchase 46,500 shares of Common Stock.

(11)	Includes options to purchase 45,000 shares of Common Stock.

(12)	Includes options to purchase 39,000 shares of Common Stock.

(13)	Includes options to purchase 18,000 shares of Common Stock.

(14)	Mr. Hodgson is no longer an employee of the Company.

(15)	Includes options to purchase -0- shares of Common Stock.

(16)	Based on the information provided in Amendment 1 to Schedule 13G filed by Kennedy Capital Management, Inc. with the Securities and Exchange Commission on February 18, 2003. Kennedy Capital Management, Inc. is an investment adviser registered under the Investment Advisers Act of 1940 and reported that it has sole voting power with respect to 1,547,600 shares of the Company’s common stock and sole dispositive power with respect to 1,610,100 shares of the Company’s common stock. Kennedy Capital Management’s address is 10829 Olive Boulevard, St. Louis, Missouri 63141.

(17)	Based on information provided in Schedule 13G filed jointly by Tennenbaum Capital Partners, LLC (“TCP”), Tennenbaum & Co., LLC (“TC”) and Michael E. Tennenbaum (“MET”) with the Securities and Exchange Commission on January 17, 2003. TCP is an investment adviser registered under the Investment Advisers Act of 1940 and is an investment adviser or manager to two funds and a separate account which are the registered holders of 8% senior convertible notes due May 2004 issued by the Company; such notes are convertible into 829,003 shares of the Company’s common stock. Each of TCP, TC and MET report shared voting and dispositive power with respect to 829,003 shares of the Company’s common stock. The address of principal business office of each of TCP, TP and MET is 11100 Santa Monica Boulevard, Suite 210, Los Angeles, California 90025.

Item 13. Certain Relationships and Related Transactions.

     The Board of Directors has a policy that provides that all transactions between the Company and its executive officers, Directors, employees and affiliates are subject to the approval of a majority of disinterested Directors of the Board of Directors and will be on terms that are no less favorable to the Company than those that could be negotiated with unaffiliated parties. No such transactions occurred in fiscal year 2002.

Item 14. Controls and Procedures

     Within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquires made of certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     Subsequent to the date of the evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect the disclosure controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements: Financial Statements appear beginning at page F-1.

(a)(2)	Financial statement schedules: None.

(a)(3)	Exhibits: The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference

3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004.	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.27	Outside Directors Equity Plan	(9)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(4)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30,1999	(5)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001	(7)

10.41B	Amendment Number Five to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated June 30, 2002	(10)

10.41C	Amendment Number Seven to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated October 22, 2002.	(10)

10.41D	Amendment Number Nine to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated March 25, 2003	*

10.41E	Waiver to Certain Financial Covenants to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated April 9, 2003	*

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001.	(7)

10.45A	Waiver and Amendment No. 1 to Loan Agreement between the Company and Allied Capital Corporation dated August 19, 2002	(10)

10.45B	Consent and Amendment No. 2 to Loan Agreement between the Company and Allied Capital Corporation dated March 25, 2003	*

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000	(7)

10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000	(8)

10.49	Employment Agreement between the Company and John S. Hodgson dated February 1, 2002, effective February 11, 2002.	(8)

10.50	Retention Agreement between the Company and John A. Jenson dated December 20, 2002.	*

21	Subsidiaries of the Company	*

23	Consent of Deloitte & Touche LLP	*

99.1	Certification by Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act	*

99.2	Certification by Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act	*

*	Filed herewith

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-K for the year ended December 31, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002.

(10)	Filed with report on Form 10-Q for the quarter ended September 30, 2002.

(b)	Reports on Form 8-K:

(1)	Report on Form 8-K dated August 14, 2002, furnishing notification of late filing on Form 12b-25

(2)	Report on Form 8-K dated August 26, 2002, discussing certain revisions to the Company board charter

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tempe, State of Arizona, on April 15, 2003.

SIMULA, INC

By /s/ Bradley P. Forst Bradley P. Forst, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley P. Forst Bradley P. Forst	President, Chief Executive Officer and Director	April 15, 2003

/s/ John A. Jenson John A. Jenson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 15, 2003

* Jack A. Henry	Lead Director	April 15, 2003

* James C. Withers	Director	April 15, 2003

* Robert D. Olliver	Director	April 15, 2003

* John M. Leinonen	Director	April 15, 2003

* Lon A. Offenbacher	Director	April 15, 2003

*	Director	April 15, 2003
S. Thomas Emerson

* Jean E. Boyle	Director	April 15, 2003

*	Director	April 15, 2003

*By:	/s/ Mari I. Valenzuela

Mari I. Valenzuela

CERTIFICATIONS

I, Bradley P. Forst, certify that:

1.	I have reviewed this annual report on Form 10-K of Simula, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bradley P. Forst

Bradley P. Forst
Chief Executive Officer
April 15, 2003

CERTIFICATIONS

I, John A. Jenson, certify that:

1.	I have reviewed this annual report on Form 10-K of Simula, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

(f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John A. Jenson

John A. Jenson
Chief Financial Officer
April 15, 2003

SIMULA, INC.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for each of the three years ended December 31, 2002	F-4
Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss for each of the three years ended December 31, 2002	F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-25

INDEPENDENT AUDITORS’ REPORT

Directors and Shareholders
Simula, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Simula, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Simula, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the uncertainty relating to the Company’s ability to refinance certain of its debt raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

March 21, 2003, except for Notes 7 and 8, as to which dates are March 25, 2003 and April 9, 2003
Phoenix, Arizona

SIMULA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$212,053	$362,319
Contract and trade receivables – Net (including costs and estimated earnings in excess of billings of $14,216,255 and $10,620,110, respectively)	27,381,930	26,441,295
Inventories	5,767,604	7,384,222
Deferred income taxes	—	2,596,000
Prepaid expenses and other	1,704,873	915,547

Total current assets	35,066,460	37,699,383
PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS -Net	11,773,247	10,545,449
DEFERRED INCOME TAXES	—	34,985,000
DEFERRED FINANCING COSTS	2,419,054	4,059,630
INTANGIBLES – Net	3,534,478	3,333,896
OTHER ASSETS	2,086,245	2,029,933

TOTAL	$54,879,484	$92,653,291

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving line of credit	$11,283,393	$11,488,639
Trade accounts payable	6,170,585	6,972,576
Other accrued liabilities	9,247,644	8,394,234
Deferred revenue	898,503	1,540,247
Accrued restructuring costs	1,140,444	1,313,931
Liabilities of discontinued operations	20,672	—
Advances on contracts	940,752	2,049,645
Current portion of long-term debt	29,995,905	993,682

Total current liabilities	59,697,898	32,752,954
DEFERRED REVENUE	489,582	1,367,002
DEFERRED LEASE COST	807,156	400,914
LONG-TERM DEBT – Less current portion	32,313,087	60,772,414

Total liabilities	93,307,723	95,293,284

SHAREHOLDERS’ DEFICIT
Preferred stock, $.05 par value– authorized 50,000,000 shares; none outstanding
Common stock, $.01 par value– authorized 50,000,000 shares; issued 13,014,395 and 12,892,858 respectively	130,144	128,929
Additional paid-in-capital	62,715,713	62,412,546
Accumulated deficit	(97,412,584)	(63,377,118)
Accumulated other comprehensive loss	(3,861,512)	(1,804,350)

Total shareholders’ deficit	(38,428,239)	(2,639,993)

TOTAL	$54,879,484	$92,653,291

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Three Years Ended December 31, 2002

	2002	2001	2000

Revenue	$114,553,968	$106,794,159	$97,295,471
Cost of revenue	74,555,569	70,294,828	65,224,828

Gross margin	39,998,399	36,499,331	32,070,643
Administrative expenses	18,515,624	16,907,571	20,163,228
Research and development	5,108,172	4,775,966	4,659,875
Restructuring charges	851,465	367,000	375,000
Executive severance expense	—	473,000	2,222,619
Write-off of long-lived assets	417,449	—	4,167,386
Loss on sale of assets	—	543,000	—

Operating income (loss)	15,105,689	13,432,794	482,535
Interest expense, net	(10,438,307)	(10,350,188)	(9,974,864)

Income (loss) before income taxes, discontinued operations and extraordinary items	4,667,382	3,082,606	(9,492,329)
Income tax (expense) benefit	(38,355,848)	(1,933,000)	2,584,000

(Loss) income before discontinued operations and extraordinary items	(33,688,466)	1,149,606	(6,908,329)
(Loss) income from discontinued operations, net of related income tax benefit (expense) of $303,000 and ($751,000)	(347,000)	—	879,000
Extraordinary (loss) gain on early retirement of debt, net of related income tax benefit (expense) of $1,633,000 and ($415,000)	—	(2,182,900)	1,108,933

Net loss	(34,035,466)	(1,033,294)	(4,920,396)
Dividends on preferred stock	—	—	1,082,802

Net loss attributable to common shareholders	$(34,035,466)	$(1,033,294)	$(6,003,198)

(Loss) income per common share – basic:
(Loss) income before discontinued operations and extraordinary item	$(2.61)	$0.09	$(0.70)
(Loss) income from discontinued operations	(0.03)	—	0.08
Extraordinary (loss) gain on early extinguishment of debt	—	(0.18)	0.10

Net loss	$(2.64)	$(0.09)	$(0.52)

(Loss) income per common share – diluted:
(Loss) income before discontinued operations and extraordinary item	$(2.61)	$0.09	$(0.70)
(Loss) income from discontinued operations	(0.03)	—	0.08
Extraordinary (loss) gain on early extinguishment of debt	—	(0.17)	0.10

Net loss	$(2.64)	$(0.08)	$(0.52)

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss
Three Years Ended December 31, 2002

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Deficit	Loss

Balance, January 1, 2000	11,103,827	$111,038	$59,987,309	$(56,340,626)	$(382,815)	$3,374,906
Net loss				(4,920,396)		(4,920,396)	$(4,920,396)
Issuance of common shares	180,584	1,806	323,151			324,957
Conversion of redeemable convertible Series A
Preferred Stock and accrued dividends thereon	905,600	9,056	1,298,095			1,307,151
Preferred Stock dividends				(1,082,802)		(1,082,802)
Minimum pension liability adjustment					(94,969)	(94,969)	(94,969)
Stock option compensation			129,726			129,726
Warrants repriced			407,000			407,000
Tax benefit from employee stock option plans			4,000			4,000
Currency translation adjustment					(110,609)	(110,609)	(110,609)

Balance, December 31, 2000	12,190,011	121,900	62,149,281	(62,343,824)	(588,393)	(661,036)	$(5,125,974)

Net loss				(1,033,294)		(1,033,294)	$(1,033,294)
Issuance of common shares, net of expenses of $12,000	702,847	7,029	202,865			209,894
Minimum pension liability adjustment					(1,215,411)	(1,215,411)	(1,215,411)
Stock option compensation			79,400			79,400
Repurchase stock options			(19,000)			(19,000)
Currency translation adjustment					(546)	(546)	(546)

Balance, December 31, 2001	12,892,858	128,929	62,412,546	(63,377,118)	(1,804,350)	(2,639,993)	$(2,249,251)

Net loss				(34,035,466)		(34,035,466)	$(34,035,466)
Issuance of common shares	121,537	1,215	303,167			304,382
Minimum pension liability adjustment					(1,438,444)	(1,438,444)	(1,438,444)
Gain (loss) on cash flow hedge					(11,605)	(11,605)	(11,605)
Currency translation adjustment					(607,113)	(607,113)	(607,113)

Balance, December 31, 2002	13,014,395	$130,144	$62,715,713	$(97,412,584)	$(3,861,512)	$(38,428,239)	$(36,092,628)

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow
Three Years Ended December 31, 2002

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,035,466)	$(1,033,294)	$(4,920,396)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,424,334	4,403,870	5,605,714
Deferred income taxes	37,581,000	2,000	(1,524,000)
Loss (gain) on disposal of discontinued operations	650,000	—	(1,630,000)
Currency translation adjustment	(607,113)	(546)	(110,609)
Restructuring charge	851,465	367,000	375,000
Recovery of bad debts	(132,934)	—	—
Write-down of fixed assets and intangibles	417,449	—	3,981,615
Loss (gain) on early extinguishment of debt	—	3,815,900	(1,523,933)
Non-cash equity compensation	149,886	79,400	129,727
Capitalized interest	1,535,096	365,246	463,952
Loss on disposal of assets	104,182	543,000	—
Changes in net assets and liabilities:
Contract and trade receivables – net of advances	(1,916,594)	(1,247,983)	(1,257,718)
Inventories	1,616,618	(2,001,081)	1,613,431
Prepaid expenses and other	(789,326)	(183,159)	(10,525)
Other assets	(56,312)	(1,122,396)	(552,105)
Trade accounts payable	(801,991)	1,174,121	(138,580)
Other accrued liabilities	(587,322)	(3,540,121)	408,467
Deferred revenue	(1,519,164)	(2,011,695)	2,632,271
Deferred lease costs	406,242	257,915	142,999
Restructuring reserve	(1,024,952)	(913,672)	—
Liabilities of discontinued operations	(629,328)	—	—
Net assets held for sale	—	—	(637,648)

Net cash provided by (used in) operating activities	5,635,770	(1,045,495)	3,047,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,714,952)	(4,477,977)	(1,231,275)
Costs incurred to obtain intangibles	(1,028,134)	(1,237,409)	(1,009,338)
Proceeds from sale of property, equipment, and intangibles	—	861,848	12,326,521

Net cash (used in) provided by investing activities	(4,743,086)	(4,853,538)	10,085,908

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line of credit	(205,246)	6,159,210	(7,422,166)
New borrowings - net of expenses	—	22,515,546	—
Repayments under other debt arrangements	(992,200)	(23,350,376)	(9,430,717)
Issuance of common shares - net of expenses	154,496	209,894	324,957
Preferred stock dividends	—	—	(1,082,802)
Repurchased stock options	—	(19,000)	—

Net cash (used in) provided by financing activities	(1,042,950)	5,515,274	(17,610,728)

NET DECREASE IN CASH	(150,266)	(383,759)	(4,477,158)
CASH AT BEGINNING OF PERIOD	362,319	746,078	5,223,236

CASH AT END OF PERIOD	$212,053	$362,319	$746,078

(Continued)

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Three Years Ended December 31, 2002

	2002	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,823,953	$8,004,117	$7,541,143

Taxes paid	$484,254	$140,827	$45,002

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Tax benefits from employee stock plans	$—	$—	$4,000

In 2001, 608,734 shares of common stock were issued in exchange for an outstanding stock warrant for 850,000 shares of common stock with an exercise price of $1.625.
In 2000, a note payable in the amount of $800,000 was executed in exchange for the termination of our facility operating lease related to the airliner seat operation which was disposed of in January 2000.

In 2000, a note payable was executed for the remaining balance of purchased intellectual property in the amount of $950,000.
In 2000, $1,301,756 of Series A Preferred Stock plus accrued dividends of $5,375 were exchanged for 905,600 shares of common stock.

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Years Ended December 31, 2002

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company — Simula is a world-recognized safety technology company and supplier of human safety and survival systems. We provide high-technology products and services to all branches of the United States military, major aerospace and defense prime contractors, international military forces, and consumer markets. We have served the defense industry for almost 30 years. We are a provider of military helicopter seating systems, aircraft and land vehicle armor systems, protective equipment for military personnel, safety systems and devices utilized in the automotive industry, and other technologies used in commercial markets to protect humans in a variety of life-threatening or catastrophic situations.

     Basis of Presentation — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Current maturities of our debt as of December 31, 2002 are $41.3 million and primarily consists of $11.3 million with our revolving line of credit (“RLC”) due September 30, 2003, $3.2 million with our Senior Subordinated Notes due September 30, 2003 and $26.6 million for our Senior Secured Note due December 31, 2003. In order to meet future quarterly covenants and long-term debt maturities we will need asset sales proceeds or recapitalization transactions.

     Throughout 2002, Simula was exploring its strategic options to address its leverage issues including sale of assets or refinancing of the Company. In December 2002, Company Management added the sale or merger of the entire Company as a potential strategy for dealing with the upcoming debt maturing in 2003. We have retained investments bankers, structured a process, completed preliminary steps, and have received considerable interest in pursuing a transaction. In the event that the Company is successful in completing a sale, merger or refinancing, the term of the new structure or financing would allow the Company to refinance or repay the current debt. Because Simula’s ability to achieve the potential transactions cannot be assured the impact on liquidity raises substantial doubt about the ability to continue as a going concern.

     For the year ended December 31, 2002, Simula incurred a net loss of $34.0 million. This loss is due to the additional valuation allowance of $35.9 million placed on our deferred tax assets in the fourth quarter of 2002. In the event the Company cannot continue as a going concern, the deferred tax asset may not be fully usable in the future and, therefore, the full valuation allowance was recorded.

     The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

     Summary of Significant Accounting Policies — Described below are those generally accepted accounting principles particularly significant to us, including those selected from acceptable alternatives.

a.	Revenue – Revenues related to government contracts results principally from fixed price contracts and is recognized on the percentage-of-completion method calculated utilizing the cost-to-cost approach. The percent deemed to be complete is calculated by comparing the costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Adjustments to this measurement are made when management believes that costs incurred materially differ from effort expended. Contract costs include all direct material and labor costs, along with certain overhead costs related to contract production. Provisions for any estimated total contract losses on uncompleted contracts are recorded in the period in which it is determined that such losses will occur.

Revenue derived from the sale of commercial products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility probable. Generally, all of these conditions are met when the company ships products to its customers. Revenue related to nonrefundable license fees that are payable at the initiation of a licensing agreement are recognized immediately in income when received or when collectibility is reasonably assured, provided that there are no future obligations or performance requirements.

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

b.	Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of contract and trade accounts receivable. The U.S. military comprise a significant portion of our Aerospace and Defense segment customer base. Contracts and accounts receivable from the U.S. Military at December 31, 2002 were approximately $10.6 million and at December 31, 2001 were $10.0 million. We have performed work for the U.S. military since 1975. The work performed is procured from virtually all branches of the military on numerous individual contract awards. Historically we have not experienced significant bad debts.

c.	Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the balance sheet date. The effects of exchange rate fluctuations on translation of assets and liabilities are reported as a separate component of shareholders’ equity.

e.	Asset impairment – We review the carrying value of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment losses, if any, are recorded as a component of earnings from operations.

f.	Derivative instruments – On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards requiring us to recognize derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations. We use derivatives to manage exposures to foreign currency fluctuations. The only type of derivative we use is foreign currency contracts. Our objective for holding these forward contracts are to decrease the potential volatility of earnings and cash flows associated with changes in foreign currency exchange rates (See Note 13).

g.	Stock based compensation – We have three stock-based employee compensation plans, which are described more fully in Note 10. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation expense in the amount of $79,400 for the year ended 2001 and $129,726 for the year ended 2000, has been recognized in relation to fully vesting option grants, which were unvested at the time of resignation of certain executive management. No other stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three years ended December 31, 2002:

	2002	2001	2000

Net loss – as reported	$(34,035,466)	$(1,033,294)	$(6,003,198)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,288,701)	(379,176)	(2,158,191)

Net loss – pro forma	$(35,324,167)	$(1,412,470)	$(8,161,389)

Loss per share – basic and diluted – as reported	$(2.63)	$(0.09)	$(0.52)

Loss per share – basic and diluted – pro forma	$(2.73)	$(0.11)	$(0.71)

The estimated fair value of options granted during 2002, 2001 and 2000 was $2.15, $1.26, and $2.30 respectively, per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model and the following table illustrates the assumptions used for grants for the three years ended December 31,2002:

	2002	2001	2000

Dividend yield	None	None	None
Expected volatility	98%	68%	74%
Risk-free interest rate	3.6%	4.2%	5.5%
Expected lives	3.25	3.25	3.25

h.	Inventories include raw materials not yet applied to contracts and raw materials, work-in-process and finished goods applicable to commercial products. Inventories are recorded at cost and are carried at the lower of cost or net realizable value. Amounts are relieved from inventory using the first-in first-out method.

i.	Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and impairment write-downs pursuant to SFAS No. 144. Amortization of capital leases and leasehold improvements is calculated on a straight-line basis over the life of the asset or term of the lease, whichever is shorter. Depreciation on buildings and equipment is calculated on a straight-line basis. Listed below are the ranges of useful lives by property and equipment category:

Buildings	30 years
Equipment	3 to 7 years

j.	Intangibles are recorded at cost, net of accumulated amortization and impairment write-downs pursuant to SFAS No. 144. We acquire intangible assets in the normal course of business. Intangibles are amortized on a straight-line basis over 7 to 20 years.

k.	Deferred financing costs are amortized over the life of the related debt using the effective interest method.

l.	Research and Development – We perform internal research and development activities as well as research and development activities contracted by our customers. Research and development costs are expensed as incurred. Research and development costs of customer contracted research and development activities are included in cost of goods sold.

m.	Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Net deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. At December 31, 2002, we established a full valuation allowance for all remaining deferred tax assets.

n.	(Loss) earnings per common share – SFAS No. 128, “Earnings Per Share,” requires the dual presentation of basic and diluted earnings per share on the face of the income statement and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings per share calculations. Basic earnings per share amounts, for the year ended December 31, 2002, are calculated using the weighted average outstanding shares of 12,926,967. Diluted earnings per share amounts, for the year ended December 31, 2002, does not include the effect of 227,142 weighted average outstanding shares related to stock options to purchase common stock and does not include the effect of 1,774,074 shares of common stock to be issued upon conversion of the 8% Notes because the result would be anti-dilutive. Earnings per share amounts for the years ended December 31, 2001 and 2000 are calculated using weighted average outstanding shares of 12,299,996 and 11,450,810, respectively. Diluted earnings per share amounts, for the year ended December 31, 2001, include the effect of 381,893 weighted average outstanding shares related to stock options and warrants to purchase common stock and does not include the effect of 1,774,074 shares of common stock to be issued upon conversion of the 8% Notes because the result would be anti-dilutive. Options and stock warrants to purchase common stock and shares to be issued upon conversion of the 8% Notes totaling 7,134,621 for the year ended December 31, 2000 were not used for computing diluted earnings per share because the results would be anti-dilutive.

o.	New accounting pronouncements – In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections”, which, among other things, no longer allows for the classification of gains and losses from extinguishment of debt as extraordinary. We will adopt SFAS No. 145 effective January 1, 2003 and upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, the $2.2 million extraordinary loss and the $1.1 million extraordinary gain from early extinguishment of debt for the years ended December 31, 2001 and 2000, respectively, will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 also nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We will adopt SFAS No. 146 effective January 1, 2003 and do not anticipate that the new standard will have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the interpretation, initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation as of December 31, 2002, as discussed in Note 14, concerning our guarantees on certain leases.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We have adopted the new disclosure requirements for 2002, and are currently evaluating the impact if we were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

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

     At December 31, receivables include the following:

	2002	2001

United States Government:
Billed receivables	$3,956,426	$6,857,997
Cost and estimated earnings in excess of billings	11,188,928	6,454,932

Total United States Government	15,145,354	13,312,929

Other contracts:
Billed receivables	1,503,283	2,341,534
Costs and estimated earnings in excess of billings	3,027,327	4,165,178

Total other contracts	4,530,610	6,506,712

Other trade receivables	7,810,966	6,858,654
Less allowance for doubtful accounts	(105,000)	(237,000)

Contract and trade receivables – net	$27,381,930	$26,441,295

     Activity in the allowance for doubtful accounts for the year ended December 31,:

	2002	2001	2000

Allowance for doubtful accounts beginning balance	$(237,000)	$(423,000)	$(200,000)
Provision	(477,000)	(237,000)	(250,000)
Usage	329,000	403,000	27,000
Recoveries	280,000	20,000	—

Allowance for doubtful accounts ending balance	$(105,000)	$(237,000)	$(423,000)

3. INVENTORIES

     At December 31, inventories consisted of the following:

	2002	2001

Raw materials	$4,420,174	$5,330,934
Work in progress	774,822	1,717,528
Finished goods	844,557	357,738
Inventory reserve	(271,949)	(21,978)

Total Inventories	$5,767,604	$7,384,222

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     At December 31, property, equipment and leasehold improvements consisted of the following:

	2002	2001

Land	$816,888	$816,888
Buildings and leasehold improvements	4,593,765	4,585,152
Equipment	20,508,363	17,471,592

Total	25,919,016	22,873,632
Less accumulated depreciation and amortization	(14,145,769)	(12,328,183)

Property, equipment and leasehold improvements - net	$11,773,247	$10,545,449

5. INTANGIBLES

     In January 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, adopted January 1, 2002, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

     All of our intangible assets with finite lives ranging from 15 to 20 years were principally comprised of technology patents with a total cost at December 31 as follows:

	2002	2001

Patents and licenses	$4,194,603	$3,695,462
Other	566,010	577,148

Total	4,760,613	4,272,610
Less accumulated amortization	(1,226,135)	(938,714)

Intangibles – net	$3,534,478	$3,333,896

Intangible asset amortization expense for the year ended December 31, 2002 and 2001 was approximately $287,000 and $259,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

2003	$336,000
2004	336,000
2005	336,000
2006	336,000
2007	336,000

6. DEFERRED REVENUE

     In connection with a Settlement Agreement reached with Autoliv in September 2000, we licensed certain technologies related to our automotive airbag business. In exchange for these licenses, we received $7.0 million, of which approximately $0.7 million was applied against royalties earned and unpaid under our previous marketing and license agreement with Autoliv, $3.0 million was recognized as technology revenue in September 2000 and $3.3 million was deferred and will be recognized into revenue on a straight-line basis over three years. In addition, we received $3.0 million in prepayments to be applied to product delivered in the future. Deferred license revenue was $827,008 at December 31, 2002 and was $1,929,676 at December 31, 2001. Prepaid product was $0 at December 31, 2002 and was $377,571 at December 31, 2001.

     Other deferred revenue consists of amounts received or receivable in connection with nonrefundable license fees which are required to be recognized over the term of the underlying license agreement. Other deferred revenue as of December 31, 2002 and 2001 was $540,000 and $600,000, respectively. Other deferred revenue will be recognized in revenue on a straight-line basis over the next nine years.

7. REVOLVING LINE OF CREDIT

     On December 31, 1999, we executed a Financing Agreement with an asset-based lender which provided for a $17,000,000 revolving line of credit (“RLC”) and a $5,000,000 Senior Secured term note payable. The $5,000,000 Senior Secured term note was subsequently repaid with the proceeds received from the sale of our airline seat manufacturing operation in February 2000. The RLC accrues interest at the Chase Manhattan prime rate or LIBOR plus 2.4% based upon the rate we select, matures September 30, 2003 and renews automatically unless terminated by either party with proper notice.

     Our availability under the RLC is dependent upon the relative balances of trade accounts receivable, contract costs and estimated earnings in excess of billings and inventories and each of their relative advance percentages and advance limits. During the third quarter 2001, we amended our RLC to increase the advance rate related to contract costs and estimated earnings in excess of billings from 15% to 40% subject to a maximum advance limit of $3.5 million. This maximum advance limit was subject to a subsequent reduction of $0.5 million each quarter beginning with December 2001, until it was reduced to its original advance limit of $1.5 million in September 2002. During the first quarter 2002, we amended our RLC to increase the amount we are limited to incur in annual operating lease commitments effective for our fiscal year ending December 31, 2001. Also during the third quarter of 2002 we again modified and amended certain provisions of the RLC to increase the costs and revenues in excess of billing loan cap back to $3.5 million with scheduled reductions of $0.5 million quarterly commencing January 1, 2003. At December 31, 2002, the RLC had an outstanding balance of $11.3 million with an average interest rate of 5.25% and additional borrowing availability of $1.3 million. At December 31, 2001, the RLC had an outstanding balance of $11.5 million with an average interest rate of 5.5% and additional borrowing availability of $3.7 million.

     The Financing Agreement contains covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings and capital expenditures. On March 25, 2003, we completed an amendment for certain provisions of the RLC to increase allowable capital expenditures for the fourth quarter 2002. Additionally, due to the increase in the deferred tax asset valuation allowance previously discussed, the Company was not in compliance with the net income covenant for the fourth quarter 2002. On April 9, 2003 we received a waiver for this technical, non-monetary default. During the first quarter of 2003, Simula was in technical, non-monetary default of certain monthly covenants with its RLC. We are currently negotiating for waivers for the covenant non-compliance and anticipate successful resolution.

     The Financing Agreement may be terminated with 60-days notice prior to each anniversary date of the agreement at no additional cost. If the Financing Agreement is terminated at any other time, an early termination fee may be assessed. The Financing Agreement, as amended, provides for an early termination fee of 1.75% if terminated prior to September 30, 2002 and 1% if the early termination occurs thereafter. The Financing Agreement is secured by a lien on substantially all of our assets and is subject to a intercreditor agreement with the holder of the Senior Secured Note.

8. LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

	2002	2001

Senior Secured Note	$26,551,535	$25,016,439
8% Senior Subordinated Convertible Notes	31,135,000	31,135,000
9½% Senior Subordinated Notes	3,238,000	3,238,000
Loans payable, secured by property and equipment	—	778,178
Mortgage note payable, secured by land and buildings	939,771	970,266
Loan payable, unsecured	437,096	590,071
Obligations under capital leases (Note 13)	7,590	38,142

Total	62,308,992	61,766,096
Less current portion	(29,995,905)	(993,682)

Long-term debt	$32,313,087	$60,772,414

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

     The $25,000,000 Senior Secured Note accrues interest payable quarterly at 12.5% and accrues principal in kind (“PIK”) interest at 6%, which at our option may be paid quarterly, provided we are in compliance with certain covenants, or capitalized into the note balance. The PIK rate may also be reduced as our leverage ratio is reduced. The PIK rate was 6% throughout 2002. At December 31, 2002, due to addition of PIK each quarter, the balance of the note was $26,551,535. The Senior Secured Note contains covenants that require the maintenance of certain defined financial ratios and limits additional borrowings and capital expenditures. In addition to other remedies, the Senior Secured Note provides for a fee of $1,000,000 if we are unable to meet our debt leverage ratio requirement as of June 30, 2003. On March 25, 2003, we completed an amendment for certain provisions of the Senior Secured Note to increase allowed capital expenditures for the fourth quarter 2002. The Senior Secured Note is secured by a lien on substantially all of our assets and is subject to a intercreditor agreement with our asset based lender under the RLC.

     In 1997, we completed a public offering of $34.5 million of 8% Senior Subordinated Convertible Notes (the “8% Notes”). The 8% Notes are due May 1, 2004 and bear interest at 8% per annum, payable semi-annually. The 8% Notes are convertible into shares of our common stock at a price of $17.55 per share of common stock. The 8% Notes may be redeemed at our option in whole or in part on a pro rata basis, on and after May 1, 1999, at certain specified redemption prices plus accrued interest payable to the redemption date. In August, September and October 2000, we repurchased in the open market 8% Notes totaling $3,365,000 at an average discount of 45%, resulting in a pre-tax gain on early extinguishment of debt net of transaction costs of $1,523,933.

     In 1998, we completed a private placement to accredited investors of $3,238,000 of our 9½% Senior Subordinated Notes (the “9½% Notes”) and received proceeds of $1,025,000 and exchanged $2,213,000 of our 12% Notes. The 9½% Notes are due on September 30, 2003 and bear interest at 9½% per annum, payable semi-annually.

The 9½% Notes may be redeemed at our option, upon at least 30-days notice, in whole or in part on a pro rata basis, on and after April 30, 1999, at 102% of par value plus accrued interest payable to the redemption date.

     The indenture relating to the 9½% Notes and the 8% Notes contains certain covenants including limitations on additional indebtedness, the sale of assets, liens securing indebtedness other than senior indebtedness, payment restrictions affecting subsidiaries, transactions with affiliates, future senior subordinated indebtedness and mergers and consolidations. In accordance with the indenture, we may incur indebtedness under senior credit facilities up to $50 million and may incur other indebtedness based upon a specified ratio of cash flow, as defined, to interest expense. The 9½% Notes and the 8% Notes become due upon successful acceleration of $10 million or more in senior debt. We were in compliance with all of the covenants of this indenture at December 31, 2002.

The mortgage note payable of $939,771 relates to our 55,000 square foot office and manufacturing facility in Asheville, North Carolina. In connection with the move of operations to Phoenix, we completed a sales transaction of this facility on April 8, 2003.

The loans payable, secured by property and equipment with a zero balance at December 31, 2002, listed above related to the manufacturing facility in Ashington, England and a note for purchased technology. Both balances were paid off in 2002.

     In August 2000, we executed an agreement to purchase certain intellectual property in exchange for $350,000 paid in cash and the issuance of a $950,000 note payable. The note payable provided for principal payments on December 31, 2000, June 29, 2001 and June 28, 2002 of $500,000, $250,000 and $200,000, respectively, each with accrued interest earned thereon. The interest earned under this note accrued at the SunTrust Bank of St. Petersburg prime rate plus 3.5%. At December 31, 2002, no outstanding balance remains on this note.

     In June 2000, we executed a note payable in the amount of $800,000 in exchange for the termination of one of our facility operating leases related to the airline new seat manufacturing operation, which was disposed of in January 2000. The note requires payments of monthly principal and interest at 8% of approximately $16,000 and matures in June 2005 and is unsecured. At December 31, 2002, approximately $437,000 remains unpaid on this note.

     The aggregate principal payments required for the five years subsequent to December 31, 2002 are presented in the table below.

2003		$29,995,905
2004		31,350,123
2005		962,964

	Total	$62,308,992

Interest expense for the year ended December 31 is comprised of the following:

	2002	2001	2000

Interest	$8,353,701	$8,167,092	$7,234,201
Amortization of deferred financing costs	2,084,606	2,183,096	2,740,663

Interest expense	$10,438,307	$10,350,188	$9,974,864

     Based on borrowing rates currently available to us and quoted market prices for the 8% Notes, the fair value of long-term debt at December 31, 2002 is approximately $55,567,461.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In 1999, we completed a private placement to an accredited investor of $7.5 million of Series A Convertible Preferred Stock (the “Series A”). The Series A had a dividend rate of 6% per annum payable quarterly in cash, or in stock valued at 90% of fair market value at the time of payment. The Series A also provided for a mandatory redemption of the remaining outstanding shares on May 1, 2004.

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

10. STOCK OPTIONS AND STOCK PLANS

     In 1992, we adopted the 1992 Stock Option Plan, which provided for the issuance of up to 360,000 shares of common stock. All options available under the 1992 Plan have been granted. In August 1994, we adopted the 1994 Stock Option Plan, as amended, which reserved up to 2,500,000 shares of common stock for issuance under the Plan. In June 1999, we adopted the 1999 Stock Option Plan which reserved up to 2,000,000 shares of common stock for issuance under the Plan and for which an additional 450,000 shares of common stock were approved by the shareholders in June 2001. Options granted under the 1994 and 1999 Plans as of December 31, 2002 were 4,820,410. Information with respect to the Plans is as follows:

		Weighted
		Average
	Option Shares	Option Price

Outstanding at December 31, 1999	2,991,496	$10.06
Granted	1,532,150	$4.65
Canceled	(14,899)	$6.57

Outstanding at December 31, 2000	4,508,747	$8.24
Granted	169,000	$2.57
Exercised	(42,000)	1.46
Canceled	(182,700)	$12.14

Outstanding at December 31, 2001	4,453,047	$7.87
Granted	353,000	$3.36
Exercised	(5,500)	$2.74
Canceled	(113,333)	$7.18

Outstanding at December 31, 2002	4,687,214	$7.54

     Options are generally exercisable one year from the date of grant for up to ten years at a price equal to 100% of the fair market value on the date of grant, or 85% of fair market value in the case of non-statutory options. As of December 31, 2002, 2001 and 2000, exercisable options were 4,473,714, 4,127,047, and 3,875,297, respectively.

The following information, aggregated by option price ranges, is applicable to options outstanding at December 31, 2002:

Range of exercise prices	$1.31 – $8.187	$11.25 – $18.563
Shares outstanding in range	3,324,264	1,362,950
Weighted-average exercise price	$5.03	$13.65
Weighted-average remaining contractual life in years	6.79	3.84
Shares currently exercisable	3,110,764	1,362,950
Weighted-average exercise price of shares currently exercisable	$5.08	$13.65

     Restricted Stock Plan - In 1992, we adopted the 1992 Restricted Stock Plan authorizing us to issue to key employees an aggregate of 19,500 shares of common stock. We have reserved 19,500 shares of common stock for issuance pursuant to the Restricted Stock Plan, of which 4,623 shares have been awarded. As of February 25, 2002, no further awards can be granted under this plan.

     Employee Stock Purchase Plan - On June 20, 1996, we adopted the Employee Stock Purchase Plan (the “ESPP”) to allow eligible employees to acquire shares of common stock at periodic intervals, paid for with accumulated payroll deductions over a six month offering period. A total of 400,000 shares of common stock were initially reserved and in June 2001 an additional 200,000 shares of common stock were reserved for issuance under the ESPP. The first offering period under the ESPP began October 1, 1996.

11. BENEFIT PLANS

     We have a noncontributory defined benefit pension plan (the “Plan”) for employees. To be eligible to participate, employees must have completed six months of continuous employment and have attained the age of 21. Benefits are based on length of service and the employee’s final pay (averaged over the five highest consecutive years of the last ten years of participation). We make contributions to the Plan based upon actuarially determined amounts. Effective July 1, 1999, we froze the Plan for new participants.

     The Plan’s funded status and amounts recognized in our balance sheet at December 31 are as follows:

	2002	2001

Actuarial present value of benefit obligation:
Accumulated benefit obligation	$7,159,456	$5,639,712
Effect of projected future compensation increases	1,288,616	866,876

Projected benefit obligation	8,448,072	6,506,588
Plan assets at fair value	4,495,455	4,007,062
Contributions after measurement date	254,220	—

Unfunded status	3,698,397	2,499,526
Unrecognized prior service cost	(131,758)	(140,770)
Unrecognized loss	(4,230,783)	(2,376,556)
Unrecognized transition liability	56,530	62,182

Accrued benefit cost	(607,614)	44,382
Additional minimum liability	3,017,395	1,588,268

Accrued benefit liability	2,409,781	1,632,650
Intangible asset	132,669	141,986
Accumulated other comprehensive income adjustments	2,884,726	1,446,282

Net amount recognized	$(607,614)	$44,382

     Reconciliation of the Plan’s projected benefit obligation is as follows:

	2002	2001

Projected benefit obligation at beginning of year	$6,506,588	$5,378,909
Service Cost	461,635	496,371
Interest Cost	469,834	418,699
Actuarial gain	1,294,801	412,320
Benefits paid	(284,786)	(199,711)

Projected benefit obligation at end of year	$8,448,072	$6,506,588

     Reconciliation of the fair value of plan assets is as follows:

	2002	2001

Fair value of plan assets at beginning of year	$4,007,062	$3,448,775
Employer contributions	1,411,314	1,327,760
Actual loss	(383,915)	(569,762)
Benefits paid	(284,786)	(199,711)

Fair value of plan assets at end of year	$4,749,675	$4,007,062

     Net periodic pension cost includes the following:

	2002	2001	2000

Service Cost	$461,635	$496,371	$490,036
Interest Cost	469,834	418,699	338,861
Expected loss on assets	(355,069)	(314,211)	(230,469)
Transition asset recognition	(5,652)	(5,652)	(5,652)
Prior service cost	9,012	9,010	(12,298)
Net loss recognition	179,560	65,851	79,615

Net periodic pension cost	$759,320	$670,068	$660,093

     Assumptions at December 31 used in the accounting for the Plan were as follows:

	2002	2001	2000

Discount or settlement rate	6.75%	7.25%	7.75%
Rate of increase in compensation levels	3.25%	3.25%	3.75%
Expected long-term rate of return on Plan assets	8.00%	8.00%	8.00%

     The Plan’s assets consist of money market accounts and investments in common stocks, bonds and mutual funds.

     We also have a 401(k) plan for substantially all employees. Employer contributions to the 401(k) plan were $141,141, $106,613, and $90,683 for the years ended December 31, 2002, 2001 and 2000, respectively.

12. INCOME TAXES

     The income tax (benefit) provision including amounts related to discontinued operations and extraordinary items, for the years ended December 31 are as follows:

	2002	2001	2000

Current	$471,848	$298,000	$106,000
Deferred	37,581,000	2,000	(1,524,000)

Provision (benefit) for income taxes	$38,052,848	$300,000	$(1,418,000)

	2002	2001	2000

Federal statutory income tax rate	34.0%	34.0%	34.0%
State income tax rate	3.4	24.8	1.5
Foreign tax paid	8.9	—	—
Unutilized state tax losses	—	(18.0)	(5.8)
Valuation reserve	769.6	(103.2)	(7.5)
Tax credits and other	5.9	21.5	5.0

Effective rate	821.8%	(40.9)%	27.2%

     The provision for deferred income taxes consists of the following:

	2002	2001	2000

Accruals and reserves	$2,549,000	$1,314,000	$7,700,000
Depreciation and amortization expense	118,000	1,058,000	(36,000)
Net operating loss carryforward	(711,000)	(2,854,000)	(9,650,000)
Minimum tax credit carryforwards	(273,000)	(273,000)	(268,000)
Change in valuation allowance	35,898,000	757,000	730,000

Total	$37,581,000	$2,000	$(1,524,000)

     The significant tax effected temporary differences comprising deferred taxes at December 31 are as follows:

	2002	2001

Current:
Extraordinary loss	$(171,000)	$320,000
Accrued vacation and self-insurance	257,000	353,000
Inventory and warranty reserves	12,000	240,000
Other	544,000	1,683,000

Total current deferred tax asset	642,000	2,596,000

	2002	2001

Long-term:
Excess of tax over book depreciation and amortization	(1,121,000)	(1,003,000)
Net operating loss carryforwards	35,480,000	34,328,000
Minimum tax credit carryforwards	1,777,000	1,604,000
Deferred start-up costs	120,000	120,000
Other	634,000	1,570,000

Total long-term deferred tax asset	36,890,000	36,619,000

Valuation allowance	(37,532,000)	(1,634,000)

Net deferred tax asset	$—	$37,581,000

     Statement of Financial Accounting Standards No. 109 requires the recording of a deferred tax asset valuation allowance if the weight of available evidence indicates that some or all of the deferred tax asset is more likely than not to be realized. As previously discussed, the Company has very significant debt obligations becoming due during 2003. In December 2002, the Company announced its strategy to provide for these debt maturities through either a refinancing of existing debt or a sale or merger of the Company. As a result of the uncertainty concerning the Company’s ability to either obtain refinancing or complete a sale or merger of the Company, which may provide the Company the opportunity to utilize its deferred tax assets, the Company has increased its allowance against its deferred tax assets by $35.9 million representing the total balance of its deferred tax assets at December 31, 2002.

     We increased our deferred tax valuation allowance $35.9 million in 2002, $0.8 million in 2001 and $0.7 million in 2000. Valuation allowance increases in 2001 and 2000 were due to certain tax credits and operating loss carryforwards, primarily related to states in which we no longer have operations, that were unlikely to be utilized. As discussed earlier, in the event the Company cannot continue as a going concern, the deferred tax asset may not be usable in the future and, therefore, the full valuation allowance was recorded. At December 31, 2002, we had approximately $100 million of federal net operating loss carryforwards which expire through 2022 and approximately $43.8 million of state net operating loss carryforward, which expire through 2022.

13. COMMITMENTS AND CONTINGENCIES

     We lease certain equipment under capital lease agreements and certain facilities under noncancellable operating leases with various renewal options. Leased assets of $100,534 and $119,745 (net of accumulated depreciation of $63,165 and $57,043) are included in property and equipment as of December 31, 2002 and 2001, respectively.

     The following is a schedule of minimum rental payments due under the leases described above and for other operating leases for the years ending December 31:

	Capital Leases	Operating Leases

2003	$7,832	$2,159,149
2004		1,955,563
2005		1,791,433
2006		1,725,566
2007		1,587,043
Thereafter		4,802,285

Total minimum lease payments	7,832	$14,021,039

Less amounts representing interest	(242)

Present value of net minimum lease payments	$7,590

     Rent expense was $2,635,295, $2,765,869, and $2,378,617 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Aggregate operating lease commitments guaranteed total approximately $50,000 at December 31, 2002 related to the disposal of the Company’s rail and mass transit business, which were settled subsequent to December 31, 2002.

     From time to time we are involved in litigation in the ordinary course of business. We presently are not a party to any threatened or pending litigation, the negative outcome of which would be material to us.

     Derivative Instruments - We have certain receivables and payables denominated in Euros. To eliminate our exposure to changes in the U.S. dollar/Euro exchange rate, we have entered into forward contracts to protect our future cash flows. Our forward contracts generally range from one to three months in original maturity.

     In accordance with SFAS No. 133, we designate such forward contracts as cash flow hedges. We account for changes in the fair value of our forward contracts, based on changes in the forward exchange rate, with all such changes in fair value reported in other comprehensive income. Amounts in other comprehensive income are reclassified into earnings upon settlement of the forward contract at an amount that will offset the related transaction gain or loss arising from the re-measurement and adjust earnings for the cost of the forward contracts. During 2002, there were no significant gains or losses recognized in earnings for hedge ineffectiveness and we did not discontinue any hedges because it was probable that the original forecasted transaction would not occur. We have eight open contracts through March 31, 2003 totaling $3,856,944 as of December 31, 2002.

     Retention Agreements - In contemplation of a potential sale, merger or other transfer of the Company, we have entered into retention agreements (“the agreements”) with certain key employees whereby the Company agreed to pay either a bonus payment, or a retention payment and insurance benefit under the terms provided within the agreements. The potential range for the bonus or retention payment is between $2.6 million and $3.2 million

14. DISCONTINUED OPERATIONS

     Our board of directors adopted a plan to dispose of our rail and mass transit seating operations in 1998. Accordingly, the operating results of this operation, including a provision for loss upon disposition, was segregated from continuing operations and was reported as discontinued operations.

     On April 25, 2002, the purchaser of our rail and mass transit seating business filed for Chapter 7 Bankruptcy. Although the purchaser assumed all obligations at the time of the sale in August 1999, we remained liable as guarantor under the facility lease and certain equipment operating leases. During the year ended December 31, 2002, we recorded a reserve of $650,000 for potential settlements of the facility and equipment leases under guarantees and recorded a loss of $347,000, net of related taxes in discontinued operations. We have reached an agreement on the principal leases and subsequent to December 31, 2002 negotiated settlements for the remaining guarantees. Such settlement was included in the amount reserved at December 31, 2002.

     In August 2000, we agreed to amend and restate the Asset Purchase and Sale Agreement for our disposed rail and mass transit seating operation. The amended and restated agreement adjusted the total sales price to $4,062,500 to be paid in $2,000,000 cash and a promissory note in the amount of $2,062,500. The promissory note provided for interest at 8½% payable quarterly with the outstanding principal and accrued interest due on August 31, 2004. The $2,000,000 cash receipt was recorded as a recovery in discontinued operations and the remaining note balance continued to be accounted for under the cost recovery method of accounting. The $2,000,000 cash recovery, offset by additional settlement charges of $370,000 resulted in a gain on disposal of discontinued operations of $879,000, net of tax expense of $751,000, during the year ended December 31, 2000.

     Under the Asset Purchase and Sale Agreement, as amended and restated, as noted above, we retained the liability for claims incurred through August 31, 1999 under its self-funded health insurance plan and have agreed to indemnify the acquiring company for any customary warranty and litigation claims. In January 2001, we entered into a Settlement Agreement and Release of Claims with a prior customer in order to dispose of outstanding litigation and reduce legal fees. The settlement agreement for the customer claims required us to pay $815,000 in four equal installments of $203,750 plus accrued interest at 7½% beginning January 20, 2001. This obligation was satisfied at December 31, 2001. In exchange for the settlement, we received dismissal of lawsuits with prejudice, mutual release of liabilities and extinguishment of any future warranty claims. There are no outstanding obligations under the self-funded insurance plan.

15. RESTRUCTURING AND OTHER CHARGES

     In December 1999, we adopted a plan of restructuring that included the divestiture of our commercial airline seat manufacturing operation. In 2000 and 2001, we incurred additional restructuring severance expense. In July 2002, we adopted a plan of restructuring focused on reducing our workforce to align with a newly developed strategic focus, and in December of 2002 we incurred additional severance as we completed additional reductions and re-alignments. At December 31, 2002, there was $1,140,444 of remaining liability, which principally relates to lease obligations associated with the closed airline facility and other contracts associated with the 1999 restructuring and severance obligations associated with the 2002 restructuring.

     A summary of the change in accrued restructuring for each of years ended December 31 is as follows:

	Facility	Other
	Closure	Contracts	Severance	Total

January 1, 2000	$3,542,000	$1,900,000	$1,300,000	$6,742,000
2000 restructuring	—	—	2,597,619	2,597,619
Cash payments	(2,370,603)	(1,327,885)	(3,730,016)	(7,428,504)

Balance at December 31, 2000	1,171,397	572,115	167,603	1,911,115
2001 restructuring	—	—	940,000	940,000
Reversal of charges	—	—	(100,000)	(100,000)
Cash payments	(337,466)	(92,115)	(1,007,603)	(1,437,184)

Balance at December 31, 2001	833,931	480,000	—	1,313,931
2002 restructuring	—	—	851,465	851,465
Cash payments	(298,646)	(148,059)	(578,247)	(1,024,952)

Balance at December 31, 2002	$535,285	$331,941	$273,218	$1,140,444

     During 2002, in addition to the charges in accrued restructuring, we wrote off assets in the amount of $359,363 comprised of $48,266 and $311,097, classified in write-off of long lived assets related to moving manufacturing for our Automotive business to Mexico and the closing and subsequent sale of our Asheville facility, respectively.

     In November 2001, we sold the net assets of our commercial airline soft-goods manufacturer and received cash consideration of $984,391 and assumption of approximately $170,000 in liabilities and recognized a net loss on the sale of $543,000. The commercial airline seat manufacturing operation had sales of $3.7 million and operating losses of $.6 million during the year ended December 31, 2000.

      During the year ended December 31, 2000, we recorded additional charges related to the write-down of certain long-lived assets. The write-down of long-lived assets totaled $4.2 million and primarily represented assembly equipment for our automotive airbag, which was no longer needed due to technological changes in the raw material utilized in airbag production.

16. RESEARCH AND DEVELOPMENT

     Our research and development efforts arise from funded development contracts and proprietary research and development. Amounts arising from such efforts for the years ended December 31, were as follows:

	2002	2001	2000

Research and development expenses	$5,108,172	$4,775,966	$4,659,875

Funded contracts:
Revenue funded by customers	$3,463,296	$6,261,472	$7,164,227
Research and development expenses classified as cost of such revenue	(2,834,540)	(6,414,143)	(9,296,957)

Income (loss) on funded contracts	$628,756	$(152,671)	$(2,132,730)

17. SEGMENT REPORTING

     Simula is a holding company for wholly owned subsidiaries, which operate in two primary business segments. The Aerospace and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices and ballistic armor principally for branches of the United States armed forces. The Commercial Products segment in 2002 includes operations encompassing inflatable restraints and related technology for automobiles, products derived from our proprietary technology and polymer material and in 2001 and 2000 also includes the airline soft goods manufacturing operation. All other activity, included in Other, represents general corporate operations, including unallocated interest and technology sales and royalties.

     For the years ended December 31, 2002, 2001 and 2000, inter-segment sales were insignificant and total inter-company sales of $171,721, $1,217,412 and $2,141,185, respectively, have been eliminated.

	2002

	Aerospace	Commercial
	and Defense	Products	Other		Total

Revenue:
Contract revenue	$73,367,529	$	$		$73,367,529
Product sales:
Automotive safety systems		35,126,765			35,126,765
Other		2,966,417			2,966,417
Technology sales and royalties		1,141,523		1,951,734	3,093,257

Total revenue	$73,367,529	$39,234,705		$1,951,734	$114,553,968

Operating income (loss)	$11,984,813	$4,150,099		$(1,029,223)	$15,105,689
Identifiable assets	30,496,164	16,281,218		8,102,102	54,879,484
Depreciation and amortization	994,624	1,094,730		2,334,980	4,424,334
Capital expenditures	954,792	1,944,990		815,170	3,714,952

     Revenue from two major customers accounted for approximately 49% of total revenue for the year ended December 31, 2002. Contract and trade receivables from these customers accounted for approximately 43% of the total contract and trade receivables at December 31, 2002. The Commercial Products segment recognized revenue from Autoliv that accounted for approximately 20% of total revenue. The Aerospace and Defense segment recognized revenue from all branches of the United States Armed Forces that accounted for approximately 29% of total revenue for the year ended December 31, 2002.

     Our external sales based upon the customers’ country of origin and investment in long-lived assets by geographic area are as follows:

	2002

		Long-Lived
	Revenues	Assets

United States	$72,592,253	$17,602,846
Germany	29,100,542
United Kingdom	6,013,123	2,210,178
Other foreign countries	6,848,050

Total	$114,553,968	$19,813,024

	2001

	Aerospace	Commercial
	and Defense	Products	Other	Total

Revenue:
Contract revenue	$63,921,947	$	$	$63,921,947
Product sales:
Automotive safety systems		35,644,420		35,644,420

	2001

	Aerospace	Commercial
	and Defense	Products	Other	Total

Other		5,527,313		5,527,313
Technology sales and royalties	115,231	1,158,912	426,336	1,700,479

Total revenue	$64,037,178	$42,330,645	$426,336	$106,794,159

Operating income (loss)	$10,965,541	$3,776,993	$(1,309,740)	$13,432,794
Identifiable assets	31,831,627	15,296,580	45,525,084	92,653,291
Depreciation and amortization	1,054,235	983,692	2,365,943	4,403,870
Capital expenditures	3,290,908	1,173,823	13,246	4,477,977

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

     Our external sales based upon the customers’ country of origin and investment in long-lived assets by geographic area are as follows:

	2001

		Long-Lived
	Revenues	Assets

United States	$62,117,511	$53,442,533
Germany	31,910,496
United Kingdom	5,178,285	1,511,375
Other foreign countries	7,587,867

Total	$106,794,159	$54,953,908

	2000

	Aerospace	Commercial
	and Defense	Products	Other		Total

Revenue:
Contract revenue	$50,577,337	$	$		$50,577,337
Product sales:
Automotive safety systems		32,942,835			32,942,835
Other		9,001,115			9,001,115
Technology sales and royalties	213,309	4,170,875		390,000	4,774,184

Total revenue	$50,790,646	$46,114,825		$390,000	$97,295,471

Operating income (loss)	$1,502,780	$2,931,395		$(3,951,640)	$482,535
Identifiable assets	27,012,059	14,047,323		44,839,020	85,898,402
Depreciation and amortization	1,143,121	2,022,605		2,439,988	5,605,714
Capital expenditures	498,669	642,055		90,551	1,231,275

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

     Our external sales based upon the customers’ country of origin and investment in long-lived assets by geographic area are as follows:

	2000

		Long-Lived
	Revenues	Assets

United States	$49,034,065	$48,663,872
Germany	35,664,628
United Kingdom	6,839,429	1,586,570
Other foreign countries	5,757,349

Total	$97,295,471	$50,250,442

18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2002

	First	Second	Third	Fourth

Revenue	$29,102,288	$30,181,492	$27,582,979	$27,687,209
Cost of revenue	19,491,597	20,645,901	19,122,652	15,295,419

Gross margin	$9,610,691	$9,535,591	$8,460,327	$12,391,790

Income (loss) before discontinued operations	$373,360	$509,256	$(393,802)	$(34,177,280)
Loss from discontinued operations, net of tax	—	—	(347,000)	—

Net income (loss)	373,360	509,256	(740,802)	(34,177,280)

Earnings (loss) available for common shareholders	$373,360	$509,256	$(740,802)	$(34,177,280)

Net earnings per common share – basic and assuming dilution	$0.03	$0.04	$(0.06)	$(2.64)

The third and fourth quarters of 2002 include restructuring charges and write-downs of assets $0.8 million and $0.5 million, respectively. Fourth quarter revenues in 2002 include a settlement with a Tier 1 automotive supplier in the amount of $3.0 million. During the fourth quarter of 2002, we placed an additional valuation allowance on the deferred tax asset in the amount of $35.9 million.

	2001

	First	Second	Third	Fourth

Revenue	$25,535,767	$25,956,898	$27,078,541	$28,222,953
Cost of revenue	16,383,598	16,204,171	17,923,855	19,783,204

Gross margin	$9,152,169	$9,752,727	$9,154,686	$8,439,749

Net earnings (loss) before discontinued operations and extraordinary item	$322,461	$577,425	$148,940	$100,780
Extraordinary loss on early extinguishment of debt, net of tax	—	—	(2,182,900)	—

Net income (loss)	322,461	577,425	(2,033,960)	100,780

Earnings (loss) available for common shareholders	$322,461	$577,425	$(2,033,960)	$100,780

Net earnings per common share – basic and assuming dilution	$0.03	$0.05	$(0.17)	$0.01

     The fourth quarter of 2001 includes $0.1 million for the reversal of 2000 restructuring reserves and $0.8 million for the reversal of a 2000 medical reserve related to the termination of our self-funded employee health plan.

Exhibit Index

Exhibit
Number	Description

10.41D	Amendment Number Nine to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated March 25, 2003

10.41E	Waiver to Certain Financial Covenants to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated April 9, 2003

10.45B	Consent and Amendment No. 2 to Loan Agreement between the Company and Allied Capital Corporation dated March 25, 2003

10.50	Retention Agreement between the Company and John A. Jenson dated December 20, 2002

99.1	Certification by Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act

99.2	Certification by Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act