Form 10-Q
period 2003-03-31
SIMULA INC
filed 2003-05-15
CIK 885080

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-12410

Simula, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Arizona (State or Other Jurisdiction of Incorporation or Organization)	86-0320129 (I.R.S. Employer Identification No.)

2625 S. Plaza Drive, Suite 100, Tempe, Arizona (Address of Principal Executive Offices)	85282 (Zip Code)

(602) 631-4005

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:

(1)	has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

Yes	☒	No	☐

(2)	has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at March 31, 2003 13,014,395

SIMULA, INC.

Page
PART I – FINANCIAL INFORMATION
Item 1 – Interim Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	2
Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2003 and 2002	3
Consolidated Statement of Shareholders’ Deficit for the Three Month Period Ended March 31, 2003	4
Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2003 and 2002	5
Notes to Interim Consolidated Financial Statements	6–10
Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-14
Item 3 – Quantitative and Qualitative Disclosure about Market Risk	15
Item 4 –Controls and Procedures	15
PART II - OTHER INFORMATION
Item 6 – Exhibits and Reports	16
SIGNATURES	17

SIMULA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2003 and December 31, 2002

	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$341,838	$212,053
Contract and trade receivables – Net (including costs and estimated earnings in excess of billings of $14,393,111 and $14,216,255, respectively)	32,021,838	27,381,930
Inventories	5,125,320	5,767,604
Prepaid expenses and other	1,672,333	1,704,873

Total current assets	39,161,329	35,066,460
PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS -Net	11,508,136	11,773,247
DEFERRED FINANCING COSTS	1,863,111	2,419,054
INTANGIBLES – Net	3,565,492	3,534,478
OTHER ASSETS	2,121,826	2,086,245

TOTAL	$58,219,894	$54,879,484

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving line of credit	$15,391,876	$11,283,393
Trade accounts payable	7,721,777	6,170,585
Other accrued liabilities	8,594,817	9,268,316
Deferred revenue	622,535	898,503
Accrued restructuring costs	1,145,473	1,140,444
Advances on contracts	542,988	940,752
Current portion of long-term debt	30,387,391	29,995,905

Total current liabilities	64,406,857	59,697,898
DEFERRED REVENUE	471,532	489,582
DEFERRED LEASE COST	905,154	807,156
LONG-TERM DEBT – Less current portion	32,260,852	32,313,087

Total liabilities	98,044,395	93,307,723

SHAREHOLDERS’ DEFICIT
Preferred stock, $.05 par value– authorized 50,000,000 shares; none outstanding
Common stock, $.01 par value– authorized 50,000,000 shares; issued 13,014,395 and 13,014,395, respectively	130,144	130,144
Additional paid-in-capital	62,715,713	62,715,713
Accumulated deficit	(98,590,421)	(97,412,584)
Accumulated other comprehensive loss	(4,079,937)	(3,861,512)

Total shareholders’ deficit	(39,824,501)	(38,428,239)

TOTAL	$58,219,894	$54,879,484

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

Three Month Periods Ended March 31, 2003 and 2002

	2003	2002

REVENUE	$24,312,869	$29,102,288
COST OF REVENUE	17,003,106	19,491,597

GROSS MARGIN	7,309,763	9,610,691
ADMINISTRATIVE EXPENSES	4,291,378	4,938,305
RESEARCH AND DEVELOPMENT	1,113,847	1,520,733
RESTRUCTURING CHARGES	300,831	—

OPERATING INCOME	1,603,707	3,151,653
INTEREST EXPENSE	(2,671,619)	(2,558,293)

(LOSS) INCOME BEFORE TAXES	(1,067,912)	593,360
INCOME TAX EXPENSE	109,925	220,000

NET (LOSS) INCOME	$(1,177,837)	$373,360

(LOSS) INCOME PER COMMON SHARE – Basic	$(0.09)	$0.03

(LOSS) INCOME PER COMMON SHARE – Diluted	$(0.09)	$0.03

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss
Three Months Ended March 31, 2003

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Deficit	Loss

Balance, January 1, 2003	13,014,395	$130,144	$62,715,713	$(97,412,584)	$(3,861,512)	$(38,428,239)	$—
Net loss				(1,177,837)		(1,177,837)	(1,177,837)
Issuance of common shares	—	—	—			—	—
Currency translation adjustment					(218,425)	(218,425)	(218,425)

Balance, March 31, 2003	13,014,395	$130,144	$62,715,713	$(98,590,421)	$(4,079,937)	$(39,824,501)	$(1,396,262)

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
Three Month Periods Ended March 31, 2003 and 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,177,837)	$373,360
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,198,741	1,056,159
Deferred income taxes	—	220,000
Capitalized interest	392,817	370,106
Loss on disposal of assets	50,705	—
Restructuring charge	300,831	—
Currency translation adjustment	(218,425)	(206,537)
Bad debt expense	1,952	140,062
Changes in net assets and liabilities:
Contract and trade receivables – net of advances	(5,039,624)	(855,909)
Inventories	642,284	(280,401)
Prepaid expenses and other	32,540	191,386
Other assets	(35,581)	232,462
Trade accounts payable	1,551,192	834,801
Deferred revenue	(294,018)	(632,669)
Deferred lease costs	97,998	81,373
Restructuring reserve	(295,802)	(95,795)
Other accrued liabilities	(673,499)	(1,875,064)

Net cash used by operating activities	(3,465,726)	(446,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(344,019)	(432,660)
Costs incurred to obtain intangibles	(115,387)	(74,378)

Net cash used in investing activities	(459,406)	(507,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	4,108,483	1,174,136
Principal payments under other debt arrangements	(53,566)	(241,197)

Net cash provided by financing activities	4,054,917	932,939

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,785	(20,765)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	212,053	362,319

CASH AND CASH EQUIVALENTS, END OF PERIOD	$341,838	$341,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$1,813,133	$2,376,960

Taxes Paid	$76,668	$192,454

See notes to consolidated financial statements.

Note 1 - Basis of Presentation

          The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

          We have prepared the accompanying interim consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Such interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2002 Form 10-K.

Note 2 – Recently Issued Accounting Standards

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections”, which, among other things, no longer allows for the classification of gains and losses from extinguishment of debt as extraordinary. We adopted SFAS No. 145 effective January 1, 2003 and upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition any previously recorded extraordinary gains or losses from early extinguishment of debt will be reclassified to income before extraordinary income or loss to conform to the requirements under SFAS 145.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 also nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003 and do not anticipate that the new standard will have a material impact on our financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. We adopted the new disclosure requirements of SFAS No. 148 in 2002. We continue to account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.

          In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, consequently, the adoption of FIN No. 45 had no effect on our financial position, results of operations or cash flows. We believe our current accounting policies are consistent with the interpretation.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” FIN No. 46 clarifies the consolidation requirements of variable interest entities. We have adopted the interpretation. We have no interests in unconsolidated variable interest entities and, consequently, adoption of FIN No. 46 had no effect on our financial position, results of operations or cash flows.

Note 3 - Earnings per share

          The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three month period ended March 31, 2003 the effect of 163,618 shares related to stock options were not used in determining dilutive earnings per share because the result would have been anti-dilutive. Additionally, for the three month periods ended March 31, 2003 and 2002, the effect of 1,774,074 shares to be issued upon conversion of the 8% Senior Subordinated Convertible Notes was not used in determining dilutive earnings per share because the result would have been anti-dilutive.

	Three Months Ended March 31,

	2003	2002

Net (loss) earnings available to common shareholders	$(1,177,837)	$373,360

Basic weighted average shares outstanding	13,014,395	12,892,858
Effect of dilutive securities	—	287,727

Diluted weighted average shares outstanding	13,014,395	13,180,585

(Loss) earnings per common share –basic and diluted:	$(0.09)	$0.03

Note 4 – Stock Based Compensation

          We have three stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three month periods ended March 31:

	2003	2002

Net (loss) income – as reported	$(1,177,837)	$373,360

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(318,254)	(1,529,075)

Net loss – pro forma	$(1,496,091)	$(1,155,715)

(Loss) income per share: basic and diluted as reported	$(0.09)	$0.03

Loss per share – basic and diluted – pro forma	$(0.11)	$(0.09)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model and the following table illustrates the assumptions used for grants for the three month periods ended March 31,:

	2003	2002

Dividend yield	None	None
Expected volatility	116%	93%
Risk-free interest rate	3.6%	3.6%
Expected lives	3.25	3.25

Note 5 - Inventories

          At March 31, 2003 and December 31, 2002, inventories consisted of the following:

	2003	2002

Raw Materials	$3,608,836	$4,420,174
Work in Progress	712,201	774,822
Finished Goods	1,106,232	844,557
Inventory Reserve	(301,949)	(271,949)

Total Inventories	$5,125,320	$5,767,604

Note 6 – Property, Equipment and Leasehold Improvements

At March 31, 2003 and December 31, 2002 property, equipment and leasehold improvements consisted of the following:

	2003	2002

Land	$816,888	$816,888
Buildings and leasehold improvements	4,543,048	4,593,765
Equipment	20,109,535	20,508,363

Total	25,469,471	25,919,016
Less accumulated depreciation and amortization	(13,961,335)	(14,145,769)

Property, equipment and leasehold improvements - net	$11,508,136	$11,773,247

Note 7 – Debt

          On March 31, 2003, we were not in compliance with certain non-monetary financial covenants under our Revolving Line of Credit (the “RLC”). On May 13, 2003, we received a waiver of the non-compliance at March 31, 2003. Our RLC had outstanding borrowings of $15.4 million and remaining borrowing availability of $1.6 million at March 31, 2003 as compared to outstanding borrowings of $11.3 million and a remaining borrowing availability of $1.3 million at December 31, 2002.

Note 8 – Other Intangible Assets

          All of our intangible assets with finite lives ranging from 15 to 20 years were principally comprised of technology patents with a total cost at March 31, 2003 and December 31, 2002 as follows:

	2003	2002

Patents and licenses	$4,286,106	$4,194,603
Other	132,669	566,010

Total	4,418,775	4,760,613
Less accumulated amortization	(853,283)	(1,226,135)

Intangibles – net	$3,565,492	$3,534,478

Intangible asset amortization expense for the three month periods ended March 31, 2003 and 2002 were approximately $60,500 and $74,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

2003	$220,000
2004	280,000
2005	280,000
2006	280,000
2007	280,000

Note 9 – Research and Development

          Our research and development efforts arise from funded development contracts and proprietary research and development. Amounts arising from such efforts for the three moths ended March 31, were as follows:

	2003	2002

Research and development expenses	$1,113,847	$1,520,733

Funded contracts:
Revenue funded by customers	$290,651	$1,061,504
Research and development expenses classified as cost of such Revenue	(167,779)	(777,789)

Income on funded contracts	$122,872	$283,715

Note 10 - Restructuring

          In December 1999, we adopted a plan of restructuring that included the divestiture of our commercial airline seat manufacturing operation. In July 2002, we adopted a plan of restructuring focused on reducing workforce to align with a newly developed strategic focus and in January 2003, we adopted a plan to restructure our Aerospace and Defense business by reducing workforce and closing our Asheville facility and consolidating those operations into our Phoenix facility. At March 31, 2003, there was $1,145,473 of remaining liability, which principally relates to lease obligations associated with the closed airline facility and other contracts as a part of the 1999 restructuring and severance obligations as part of the 2002 and 2003 restructuring. A summary of the change in accrued restructuring is as follows:

	Facility	Other
	Closure	Contracts	Severance	Total

Balance at December 31, 2002	$535,285	$331,941	$273,218	$1,140,444
First quarter 2003 Aerospace and Defense restructuring	—	—	300,831	300,831
Reclassification of charges	294,279	(294,279)	—	—
Cash payments	(48,064)	(2,040)	(245,698)	(295,802)

Balance at March 31, 2003	$781,500	$35,622	$328,351	$1,145,473

Note 11 – Derivative Instruments

          We have certain receivables and payables denominated in Euros. To eliminate our exposure to changes in the U.S. dollar/Euro exchange rate, we periodically enter into forward contracts to protect our future cash flows. Our forward contracts generally range from one to three months in original maturity.

          In accordance with SFAS No. 133, we designate such forward contracts as cash flow hedges. We account for changes in the fair value of our forward contracts, based on changes in the forward exchange rate, with all such changes in fair value reported in other comprehensive income. Amounts in other comprehensive income are reclassified into earnings upon settlement of the forward contract at an amount that will offset the related transaction gain or loss arising from the re-measurement and adjust earnings for the cost of the forward contracts. As of March 31, 2003, there were no significant gains or losses recognized in earnings for hedge ineffectiveness and we did not discontinue any hedges because it was probable that the original forecasted transaction would not occur. We have no open hedging contracts as of March 31, 2003.

Note 13 – Segment Reporting

          We are a holding company for wholly owned subsidiaries, which operate in two primary business segments. Our Aerospace and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, and ballistic armor products which are sold principally to branches of the United States armed forces. Our Commercial Products segment includes operations encompassing inflatable restraints and related technology for automobiles, products derived from our proprietary technology and polymer materials. All other activity, included in Other, represents general corporate operations, including unallocated interest and technology sales and royalties.

          For the three-month periods ended March 31, 2003 and 2002, inter-segment sales were insignificant and total intercompany sales of $139,615 and $34,535, respectively, have been eliminated.

	2003

	Aerospace	Commercial
	and Defense	Products	Other	Total

Revenue:
Contract revenue	$15,039,585	$—	$—	$15,039,585
Product sales:
Automotive safety systems	—	8,832,784	—	8,832,784
Other	—	3,909	—	3,909
Technology sales and royalties	—	275,667	160,924	436,591

Total revenue	$15,039,585	$9,112,360	$160,924	$24,312,869

Operating income (loss)	$1,944,290	$253,769	$(594,352)	$1,603,707

	2002

	Aerospace	Commercial
	and Defense	Products	Other	Total

Revenue:
Contract revenue	$19,293,239	$—	$—	$19,293,239
Product sales:
Automotive safety systems	—	9,028,163	—	9,028,163
Other	—	102,765	—	102,765
Technology sales and royalties	—	290,494	387,627	678,121

Total revenue	$19,293,239	$9,421,422	$387,627	$29,102,288

Operating income (loss)	$3,514,075	$(290,198)	$(72,224)	$3,151,653

*  *  *  *  *  *  *

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Three Month Period Ended March 31, 2003 Compared to
Three Month Period Ended March 31, 2002

CONSOLIDATED

	Three Months Ended
	March 31,
				Percent
(In thousands)	2003	2002	Change	Inc (Dec)

Revenue	$24,313	$29,102	$4,789	(16%)
Gross margin	7,310	9,611	2,301	(24%)
Administrative and research and development expense	5,405	6,459	1,054	(16%)
Operating income	1,604	3,152	1,548	(49%)
Interest expense, net	2,672	2,558	114	4%
(Loss) income before tax	(1,068)	593	1,661	(280%)
Tax expense	110	220	110	(50%)
Gross margin as a percentage of revenue	30%	33%
Administrative and research and development expenses as a percentage of revenue	22%	22%

AEROSPACE & DEFENSE

	Three Months Ended
	March 31,
				Percent
(In thousands)	2003	2002	Change	Inc (Dec)

Revenue	$15,040	$19,293	$4,253	(22%)
Gross margin	5,354	6,711	1,357	(20%)
Gross margin as a percentage of revenue	36%	35%

COMMERCIAL PRODUCTS

	Three Months Ended
	March 31,
				Percent
(In thousands)	2003	2002	Change	Inc (Dec)

Revenue	$9,112	$9,421	$309	(3%)
Gross margin	1,795	2,512	717	(29%)
Gross margin as a percentage of revenue	20%	27%

Results of Operations for the Three-Month Period Ended March 31, 2003

Revenue for the three-month period ended March 31, 2003 decreased 16% compared to revenue in the same period for 2002. Revenue for the period declined 22% in the Aerospace and Defense segment primarily due to timing of orders and delays for funding of various programs. In the first quarter of 2003 Small Arms Protective Inserts (“SAPI”) body armor revenue grew compared to the same period in 2002 however production revenues and profitability were negatively impacted as we completed the SAPI body armor design validation for rework announced in November of 2002. We resumed full production of SAPI for the U.S. Army in late February 2003. Also in the first quarter we completed the consolidation of our Asheville, North Carolina, operation into the larger Aerospace and Defense facility based in Phoenix. The plant closure and transition resulted in a temporary revenue shortfall. Additionally, revenues were negatively impacted by decreases in our military sealed parachute product and was partially offset by increased production of military personnel vests. Revenue from the Commercial Products segment declined 3%. Commercial products continue to face pricing pressures, however this pricing pressure was partially offset by favorable foreign exchange rates.

          Gross margin as a percent of sales decreased to 30% for the three-month period ended March 31, 2003 from 33% for the comparable period in 2002. Gross margin as a percent of sales in our Aerospace and Defense segment increased to 36% for the three months ended March 31, 2003 from 35% for the same period in 2002 due to the effect of cost reduction efforts completed in 2002. Gross margin as a percent of sales in our Commercial Products segment declined to 20% for the three months ended March 31, 2003 from 27% for the same period in 2002. Commercial segment gross margins experienced decreases attributed to continued pricing pressure on existing platforms and a shift in product mix to next generation products which generate lower margins.

          Administrative and research and development expenses for the three-month period ended March 31, 2003 decreased $1.1 million or 16% as compared to the same 2002 period. This decrease was primarily attributable to cost savings reductions related to restructuring activities in prior periods that we are now seeing the result of as well a continued focus on reducing costs. The decrease in Administrative costs is partially offset as we invested heavily in the design and qualification testing of its new SAPI body armor product for future procurements and by company wide premium increases in insurance that did not have an impact in the first quarter of 2002.

          Operating income for the three-month period ended March 31, 2003 was $1.6 million compared to $3.2 million for the same period in 2002. The 2003 operating income for the three-month period was negatively impacted primarily by lower revenues discussed above as well as restructuring charges, costs associated with the move of our Asheville facility, the investments in the design and qualification testing for SAPI body armor for future procurements and the completion of the voluntary SAPI rework.

          Interest expense for the three-month period ended March 31, 2003 was $2.7 million compared to $2.6 for the same period in 2002. Cash paid for interest for each of the three-month periods ended March 31, 2003 and 2002 was $1.8 million and $2.4 million, respectively.

          Income Taxes – We recorded a tax expense of approximately $110,000 for the three-month period ended March 31, 2003 for our operations in the U.K. and North Carolina and believe that the year to date tax rate is properly reflected in the financial statements.

Liquidity and Capital Resources

          Current maturities of our debt as of March 31, 2003 are $45.8 million and primarily consists of $15.4 million with our revolving line of credit (“RLC”) due September 30, 2003, $3.2 million with our 9.5% Senior Subordinated Notes due September 30, 2003 and $26.9 million for our Senior Secured Note due December 31, 2003. In order to meet future quarterly covenants and current and long-term debt maturities, we will need asset sales proceeds, refinancing or recapitalization transactions, or the sale or merger of the Company.

          With regard to a sale or merger of the Company or debt refinancing, we have retained investment bankers, structured a process, completed most process steps, and have received considerable interest in completing a transaction. In the event that the Company is successful in completing a sale, merger or refinancing, the terms of the new structure or financing may allow the Company to repay or refinance its debt.

          On March 31, 2003, we were not in compliance with certain non-monetary financial covenants under our RLC. On May 13, 2003, we received waivers of the non-compliance at March 31, 2003.

          Because of our management and operational re-alignment and our operational profitability, we expect to generate future positive operating cash flows and our existing availability under our RLC will be adequate to fund our operations, excluding the principal payments on the current debt previously discussed.

          We continually review our revenue and cost forecasts so that we can react to changes in our operations and liquidity position. The amount and timing of Department of Defense procurement and future constraints on certain raw materials and their costs could impact our ability to generate Aerospace and Defense revenue and income. In our Commercial Products segment sales contracts for our automotive products are based upon the estimated production of the next year’s requirements of the original equipment manufacture’s (“OEMs”). Our ability to maintain Commercial Products revenue will be impacted by our ability to successfully compete in an increasingly price competitive market and to properly manage our foreign currency transaction risk. See “Forward-Looking Information and Risks and Uncertainties in our Business” and “Quantitative and Qualitative Disclosure about Market Risk”

          Our ability to generate sufficient cash flow from operations is principally dependent upon our ability to continue to increase revenue and contain or reduce operating expenses. At March 31, 2003, we had cash and cash equivalents of $341,838 compared to $212,053 at December 31, 2002. Our RLC had outstanding borrowings of $15.4 million and remaining borrowing availability of $1.6 million at March 31, 2003 as compared to outstanding borrowings of $11.3 million and a remaining borrowing availability of $1.3 million at December 31, 2002. The RLC at March 31, 2003 was impacted by timing of collection related to significant U.S. government receivables. At May 5, 2003 our RLC had outstanding borrowings of $14.6 million and remaining borrowing availability of $2.4 million. Because of our federal and certain state net operating loss carryforwards, we are not a significant cash taxpayer.

          Operating activities used approximately $3.5 million of cash during the three-months ended March 31, 2003 as compared to $0.4 million for the comparable period in 2002. The increase in cash used by operations was attributable to greater overall working capital required as compared to the prior 2002 period, which required heavier investments primarily in accounts receivable and was partially offset by an increase in accounts payable and decreases in inventory.

          Investing activities used $0.5 million during the three-months ended March 31, 2003, principally attributable to the purchase of manufacturing equipment in both of our business segments and additional investment in our patent portfolio.

          Financing activities provided net cash of $4.1 million for the three-months ended March 31, 2003, compared to $0.9 million provided by financing activities for the same period in 2002. Cash provided in financing activities during the three-months ended March 31, 2003 and 2002 primarily related to increased borrowing under our RLC.

          We believe we have sufficient manufacturing capacity, at March 31, 2003, to meet our anticipated future delivery requirements. We may, however, seek strategic partners for the joint development of capital intensive manufacturing capacity for new high technology products. We may also seek to obtain additional capital should demand for our products exceed current capacity. The raising of capital in public or private markets will depend primarily upon prevailing market conditions and the demand for our products and technologies.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Currency Exchange Rate Risk

          We have currency exposures related to buying and selling in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. Currently, our most significant exposure relates to the Euro and the British Pound. We have supply contracts for our ITS® and AHPS that are Euro denominated. We also maintain a manufacturing facility in the United Kingdom for which we fund its operating expenses in British Pounds. We enter into foreign currency hedge transactions to mitigate our associated risks. The magnitude of the exposure varies over time and we enter into agreements from time to time by which we seek to manage certain portions of our foreign exchange exposure in accordance with established policy guidelines. These arrangements primarily hedge cash flows for forecasted transactions involving receivables and payables. We currently have no hedging contracts open as of March 31, 2003.

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports

(a)  Exhibits: The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference
3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998	(3)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998	(3)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.27	Outside Directors Equity Plan	(9)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(4)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30,1999	(5)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001	(7)

10.41B	Amendment Number Five to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated June 30, 2002	(10)

10.41C	Amendment Number Seven to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated October 22, 2002	(10)

10.41D	Amendment Number Nine to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated March 25, 2003	(11)

10.41E	Waiver to Certain Financial Covenants to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated April 9, 2003	(11)

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001	(7)

10.45A	Waiver and Amendment No. 1 to Loan Agreement between the Company and Allied Capital Corporation dated August 19, 2002	(10)

10.45B	Consent and Amendment No. 2 to Loan Agreement between the Company and Allied Capital Corporation dated March 25, 2003	(11)

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000	(7)

10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000	(8)

10.49	Employment Agreement between the Company and John S. Hodgson dated February 1, 2002, effective February 11, 2002	(8)

10.50	Retention Agreement between the Company and John A. Jenson dated December 20, 2002	(11)

99.1	Certification by Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act	*

99.2	Certification by Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act	*

*	Filed herewith

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002

(10)	Filed with report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Filed with report on Form 10-K for the year ended December 31, 2002.

(b)  Reports on Form 8-K:

(1)	Report on Form 8-K dated March 31, 2003, furnishing notification of late filing on Form 12b-25.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: May 15, 2003	/s/ John A. Jenson John A. Jenson Chief Financial Officer

CERTIFICATIONS

I, Bradley P. Forst, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Simula, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ Bradley P. Forst Bradley P. Forst Chief Executive Officer May 15, 2003

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

/s/ John A. Jenson John A. Jenson Chief Financial Officer May 15, 2003

EXHIBIT INDEX

99.1	Certification by Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act

99.2	Certification by Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act