Form 10-Q
period 2003-06-30
SIMULA INC
filed 2003-08-14
CIK 885080

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-12410

Simula, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Arizona	86-0320129

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7822 South 46th Street, Phoenix, Arizona	85044

(Address of Principal Executive Offices)	(Zip Code)

(602) 643-7233

(Registrant’s Telephone Number, Including Area Code)

2625 S. Plaza Drive, Suite 100, Tempe, AZ 85282

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:

(1)	has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2003

Common Stock, $.01 par value	13,017,688

SIMULA, INC.

Page
PART I – FINANCIAL INFORMATION
Item 1 - Interim Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	2
Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2003 and 2002	3
Consolidated Statement of Shareholders’ Deficit for the Six Month Period Ended June 30, 2003	4
Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2003 and 2002	5
Notes to Interim Consolidated Financial Statements	6-11
Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-16
Item 3 – Quantitative and Qualitative Disclosure about Market Risk	17
Item 4 – Controls and Procedures	17
PART II – OTHER INFORMATION
Item 6 – Exhibits and Reports	18-19
SIGNATURES	20

SIMULA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2003 and December 31, 2002

	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$193,199	$147,842
Contract and trade receivables – Net (including costs and estimated earnings in excess of billings of $8,207,578 and $14,216,255, respectively)	17,545,914	20,446,665
Inventories	2,823,143	3,953,837
Prepaid expenses and other	1,266,895	1,402,252
Current assets of discontinued operations	10,492,818	9,115,864

Total current assets	32,321,969	35,066,460
PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS -Net	6,253,145	7,737,356
DEFERRED FINANCING COSTS	1,290,344	2,419,054
INTANGIBLES – Net	1,389,482	1,311,857
OTHER ASSETS	473,295	436,102
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	7,731,094	7,908,655

TOTAL	$49,459,329	$54,879,484

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving line of credit	$9,555,525	$11,283,393
Trade accounts payable	4,089,792	3,555,552
Other accrued liabilities	6,230,352	6,355,349
Deferred revenue	60,000	60,000
Accrued restructuring costs	1,133,984	1,140,444
Advances on contracts	532,180	940,752
Current portion of long-term debt	61,892,822	29,988,315
Current liabilities of discontinued operations	6,115,989	6,374,093

Total current liabilities	89,610,644	59,697,898
DEFERRED REVENUE	450,000	480,000
DEFERRED LEASE COST	1,003,152	807,156
LONG-TERM DEBT – Less current portion	259,709	32,313,087
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,928	9,582

Total liabilities	91,327,433	93,307,723

SHAREHOLDERS’ DEFICIT
Preferred stock, $.05 par value – authorized 50,000,000 shares; none outstanding
Common stock, $.01 par value – authorized 50,000,000 shares; issued 13,017,688 and 13,014,395, respectively	130,433	130,144
Additional paid-in-capital	62,772,245	62,715,713
Accumulated deficit	(100,341,391)	(97,412,354)
Accumulated other comprehensive loss	(4,429,391)	(3,861,742)

Total shareholders’ deficit	(41,868,104)	(38,428,239)

TOTAL	$49,459,329	$54,879,484

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operation

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUE	$17,217,418	$21,604,622	$32,421,836	$41,409,757
COST OF REVENUE	10,592,174	13,912,320	20,392,147	26,693,028

GROSS MARGIN	6,625,244	7,692,302	12,029,689	14,716,729
ADMINISTRATIVE EXPENSES	3,381,305	3,539,983	6,675,867	6,850,569
RESEARCH AND DEVELOPMENT	544,343	308,900	1,129,289	713,559
RESTRUCTURING CHARGES	298,090	—	598,921	—

OPERATING INCOME	2,401,506	3,843,419	3,625,612	7,152,601
INTEREST EXPENSE	3,084,321	2,572,693	5,756,971	5,114,616
OTHER EXPENSE (Note 7)	1,000,000	—	1,000,000	—

(LOSS) INCOME BEFORE TAXES	(1,682,815)	1,270,726	(3,131,359)	2,037,985
INCOME TAX EXPENSE	—	559,047	17,011	839,501

(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(1,682,815)	711,679	(3,148,370)	1,198,484
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(68,387)	(202,424)	219,333	(315,869)

NET (LOSS) INCOME	$(1,751,202)	$509,255	$(2,929,037)	$882,615

(LOSS) INCOME PER COMMON SHARE – Basic (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(0.13)	0.06	(0.24)	0.09
LOSS FROM DISCONTINUED OPERATIONS	(0.00)	(0.02)	0.01	(0.02)

(LOSS) INCOME PER COMMON SHARE – Basic	$(0.13)	$0.04	$(0.23)	$0.07

(LOSS) INCOME PER COMMON SHARE – Diluted (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(0.13)	0.06	(0.24)	0.09
LOSS FROM DISCONTINUED OPERATIONS	(0.00)	(0.02)	0.01	(0.02)

(LOSS) INCOME PER COMMON SHARE – Diluted	$(0.13)	$0.04	$(0.23)	$0.07

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss
Six Months Ended June 30, 2003

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Deficit	Loss

Balance, January 1, 2003	13,014,395	$130,144	$62,715,713	$(97,412,354)	$(3,861,742)	$(38,428,239)	$—
Net loss				(2,929,037)		(2,929,037)	(2,929,037)
Issuance of common shares	3,293	289	56,532			56,821	—
Currency translation adjustment					(567,649)	(567,649)	(567,649)

Balance, June 30, 2003	13,017,688	$130,433	$62,772,245	$(100,341,391)	$(4,429,391)	$(41,868,104)	$(3,496,686)

See notes to consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
Six Month Periods Ended June 30, 2003 and 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,929,037)	$882,615
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,781,135	1,620,366
Deferred income taxes	—	574,481
Capitalized interest	795,875	749,860
Loss (gain) on disposal of assets	175,959	(971)
Restructuring charge	598,921	—
Currency translation adjustment	(567,649)	(143,057)
Bad debt expense	—	310,874
Non-cash equity compensation	—	74,779
Write down of intangibles	99,754	—
Changes in net assets and liabilities:
Contract and trade receivables – net of advances	2,492,179	(624,287)
Inventories	1,130,694	638,125
Prepaid expenses and other	135,357	220,360
Other assets	(37,193)	16,045
Trade accounts payable	534,240	(408,365)
Deferred revenue	(30,000)	(693)
Deferred lease costs	195,996	210,246
Restructuring reserve	(605,381)	(334,875)
Other accrued liabilities	(124,999)	(941,144)
Net assets of discontinued operations	(1,463,151)	(1,891,326)

Net cash provided by operating activities	2,182,700	953,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(742,401)	(766,077)
Costs incurred to obtain intangibles	(330,311)	(67,321)
Proceeds from sale of property, equipment and intangibles	1,551,162	—

Net cash provided by (used in) investing activities	478,450	(833,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	(1,727,868)	143,095
Principal payments under other debt arrangements	(944,746)	(89,895)
Issuance of Common Stock	56,821	101,205

Net cash (used in) provided by financing activities	(2,615,793)	154,405

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,357	274,040
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,842	461,502

CASH AND CASH EQUIVALENTS, END OF PERIOD	$193,199	$735,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$3,784,118	$3,749,175

Taxes Paid	$76,668	$394,418

See notes to consolidated financial statements.

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

     As permitted by rules of the Securities and Exchange Commission for interim reporting, we have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. As permitted by these rules, certain information and notes required by GAAP for complete financial statements are condensed or omitted. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Such interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2002 Form 10-K.

Note 2 — Recently Issued Accounting Standards

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, which amended and refined certain characteristics of derivative instruments and hedges. The application of SFAS No. 149 did not have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued a SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The application of SFAS No. 150 did not have a material effect on the Company’s financial statements

     In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections”, which, among other things, no longer allows for the classification of gains and losses from extinguishment of debt as extraordinary. We adopted SFAS No. 145 effective January 1, 2003 and upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition any previously recorded extraordinary gains or losses from early extinguishment of debt will be reclassified to income before extraordinary income or loss to conform to the requirements under SFAS 145.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. We adopted the new disclosure requirements of SFAS No. 148 in 2002. We continue to account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN No. 46 clarifies the consolidation requirements of variable interest entities. We have adopted the interpretation. We have no interests in any variable interest entities and, consequently, adoption of FIN No. 46 had no effect on our financial position, results of operations or cash flows.

Note 3 – Earnings per share

     The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three and six month periods ended June 30, 2003 the effect of 142,212 and 190,936 shares related to stock options were not used in determining dilutive earnings per share because the result would have been anti-dilutive, respectively. Additionally, for the three and six month periods ended June 30, 2003 and 2002, the effect of 1,774,074 shares to be issued upon conversion of the 8% Senior Subordinated Convertible Notes was not used in determining dilutive earnings per share because the result would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) earnings available to common shareholders	$(1,751,202)	$509,255	$(2,929,037)	$882,615

Basic weighted average shares outstanding	13,020,980	12,910,428	13,017,688	12,901,694
Effect of dilutive securities	—	360,011	—	321,852

Diluted weighted average shares outstanding	13,020,980	13,270,439	13,017,688	13,223,546

Basic per share amounts	$(0.13)	$0.04	$(0.23)	$0.07

Diluted per share amounts	$(0.13)	$0.04	$(0.23)	$0.07

Note 4 – Stock Based Compensation

     We have three stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”,and related Interpretations under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”,to stock-based employee compensation for the three month and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income – as reported	$(1,751,202)	$509,255	$(2,929,037)	$882,615

Deduct: Total stock based employee compensation expense determined under fair value based method	(211,481)	(115,334)	(476,141)	(1,413,659)

Net (loss) income – pro forma	$(1,962,683)	$393,921	$(3,405,178)	$(531,044)

(Loss) income per share: basic and diluted as reported	$(0.13)	$0.04	$(0.23)	$0.07

(Loss) income per share: basic and diluted – pro forma	$(0.15)	$0.03	$(0.26)	$(0.04)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model and the following table illustrates the assumptions used for grants for the three month and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Dividend yield	None	None	None	None
Expected volatility	116%	96%	116%	98%
Risk-free interest rate	3.6%	3.6%	3.6%	3.6%
Expected lives	3.25	3.25	3.25	3.25

Note 5 – Inventories

     At June 30, 2003 and December 31, 2002, inventories consisted of the following:

	2003	2002

Raw Materials	$2,802,905	$3,298,676
Work in Progress	370,238	636,980
Finished Goods	—	258,181
Inventory Reserve	(350,000)	(240,000)

Total Inventories	$2,823,143	$3,953,837

Note 6 – Property, Equipment and Leasehold Improvements

     At June 30, 2003 and December 31, 2002 property, equipment and leasehold improvements consisted of the following:

	2003	2002

Land	$481,888	$816,888
Buildings and leasehold improvements	2,640,798	3,885,263
Equipment	12,939,670	13,229,244

Total	16,062,356	17,931,395
Less accumulated depreciation and amortization	(9,809,211)	(10,194,039)

Property, equipment and leasehold improvements - net	$6,253,145	$7,737,356

Note 7 – Debt

     On June 30, 2003, we were not in compliance with certain non-monetary financial covenants under our Revolving Line of Credit (the “RLC”). On August 12, 2003, we received a waiver of the non-compliance at June 30, 2003. Our RLC had outstanding borrowings of $9.6 million and remaining borrowing availability of $5.8 million at June 30, 2003 as compared to outstanding borrowings of $11.3 million and a remaining borrowing availability of $1.3 million at December 31, 2002. In addition, as of June 30, 2003, we were not in compliance with a certain non-monetary financial covenant under our Senior Secured Note which, provided for a performance fee of $1.0 million. The fee has been recorded as of June 30, 2003, is separately classified in other expense, and was paid on July 31, 2003. On August 12, 2003, we received a waiver of the non-compliance at June 30, 2003.

Note 8 – Other Intangible Assets

     All of our intangible assets with finite lives ranging from 15 to 20 years were principally comprised of technology patents with a total cost at June 30, 2003 and December 31, 2002 as follows:

	2003	2002

Patents and licenses	$1,626,068	$1,686,456
Other	132,669	566,010

Total	1,758,737	2,252,466
Less accumulated amortization	(369,255)	(940,609)

Intangibles – net	$1,389,482	$1,311,857

     Intangible asset amortization expense for the three month periods ended June 30, 2003 and 2002 were approximately $ 58,000 and $ 60,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

2003	$116,000
2004	100,000
2005	100,000
2006	100,000
2007	100,000

Note 9 – Research and Development

     Our research and development efforts arise from funded development contracts and proprietary research and development. Amounts arising from such efforts are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Research and development expenses	$544,343	$308,900	$1,129,289	$713,559

Funded contracts:
Revenue funded by customers	$180,928	$771,092	$471,578	$1,829,104
Research and development expenses
classified as cost of such revenue	(99,531)	(462,105)	(267,310)	(1,236,402)

Income of funded contracts	$81,397	$308,987	$204,268	$592,702

Note 10 — Restructuring

     In December 1999, we adopted a plan of restructuring that included the divestiture of our commercial airline seat manufacturing operation. In July 2002, we adopted a plan of restructuring focused on reducing workforce to align with a newly developed strategic focus and in January 2003, we adopted a plan to restructure our Aerospace and Defense business by reducing workforce and closing our Asheville facility and consolidating those operations into our Phoenix facility. The Asheville facility was closed and all operations were moved to the Phoenix location as of March 31, 2003. We completed the sale of the Asheville facility on April 8, 2003 and retired the mortgage note payable related to that facility. At June 30, 2003, there was $1,133,984 of remaining restructuring liability, which principally relates to lease obligations associated with the closed airline facility and other contracts as a part of the 1999 restructuring and severance obligations as part of the 2002 and 2003 restructuring. A summary of the change in accrued restructuring is as follows:

	Facility	Other
	Closure	Contracts	Severance	Total

Balance at December 31, 2002	$535,285	$331,941	$273,218	$1,140,444
First quarter 2003 restructuring	—	—	300,831	300,831
Second quarter 2003 restructuring		39,647	258,443	298,090
Reclassification of charges	294,279	(294,279)	—	—
Cash payments	(117,721)	(2,040)	(485,620)	(605,381)

Balance at June 30, 2003	$711,843	$75,269	$346,872	$1,133,984

Note 11 – Derivative Instruments

     As of June 30, 2003, we have certain receivables and payables denominated in Euros, however those receivables and payables denominated in Euros we sold as part of the transaction completed on July 22, 2003 related to our commercial automotive business (see Note 12). To eliminate our exposure to changes in the U.S. dollar/Euro exchange rate, we periodically enter into forward contracts to protect our future cash flows. Our forward contracts generally range from one to three months in original maturity. As of June 30, 2003, we have no outstanding contracts.

     In accordance with SFAS No. 133, we designate such forward contracts as cash flow hedges. We account for changes in the fair value of our forward contracts, based on changes in the forward exchange rate, with all such changes in fair value reported in other comprehensive income. Amounts in other comprehensive income are reclassified into earnings upon settlement of the forward contract at an amount that will offset the related transaction gain or loss arising from the re-measurement and adjust earnings for the cost of the forward contracts. As of June 30, 2003, there were no significant gains or losses recognized in earnings for hedge ineffectiveness and we did not discontinue any hedges because it was probable that the original forecasted transaction would not occur.

Note 12 – Subsequent Events

     On July 22, 2003, we completed the sale of all the assets of our Automotive Safety division to Zodiac, S.A. at a selling price of $14.3 million in cash. Customary closing and purchase price adjustments are expected to be completed within 45 days of the sale closing. After deducting closing costs and purchase price adjustments, we received net proceeds of approximately $11.0 million. Currently included in the closing costs is approximately $1.0 million related to two separate escrow accounts, from which we can potentially recover a maximum $0.5 million within three months and a maximum of $0.5 million in 18 months. The transaction resulted in a gain on sale of discontinued operations of approximately $0.1 million before any recovery of amounts deposited in escrows previously discussed. We applied the net proceeds to repay a portion of our outstanding debt.

     On July 23, 2003 we announced that we signed a Letter of Intent (“LOI”) to be acquired by Armor Holdings, Inc. (NYSE:AH) of Jacksonville, Florida. The LOI states that Armor Holdings shall acquire all outstanding common stock of Simula, retire outstanding indebtedness, and assume all liabilities of Simula for total consideration of $110.5 million. Consideration to Simula’s shareholders will, at Armor Holdings’ discretion, consist of cash or a combination of cash and registered shares of Armor Holdings’ common stock, with at least 20% of the value of the payment to shareholders to be in cash. The transaction is structured as a merger and is expected to be taxable to Simula’s shareholders.

     The LOI calls for an exclusive negotiation period through August 29, 2003, during which the companies will endeavor to complete all necessary activities leading to the execution of a definitive merger agreement. The LOI provides for a good faith deposit by Armor Holdings, expedited due diligence and payment of a break-up fee if Simula accepts a competing offer. The transaction is subject to, among other things, satisfactory due diligence, the execution of a definitive agreement, regulatory approvals including satisfaction of the requirements and waiting period related to the Hart-Scott-Rodino Antitrust Improvements Act, requisite approvals by each company’s Board of Directors, and the approval of our shareholders. Upon completion of the definitive agreement, we anticipate submission of a proxy and registration statement to shareholders for approval of the transaction and a closing on or about November 15, 2003. The Board of Directors of both Simula and Armor Holdings have approved the proposed transaction as defined in the LOI.

Note 13 – Segment Reporting

     We are a holding company for wholly owned subsidiaries, which now operates in one primary business segment. Our Commercial segment consisted of our Automotive Safety division which was sold as discussed in Note 12, above. Our Aerospace and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, and ballistic armor products, which are sold principally to branches of the United States armed forces. All other activity, included in Other, represents general corporate operations, including unallocated interest and technology sales and royalties and operations from our business derived from proprietary technology and polymer materials.

     For the three-month periods ended June 30, 2003 and 2002, inter-segment sales were insignificant and total intercompany sales of $ 71,437 and $ 20,685, respectively, have been eliminated.

	2003

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$16,899,461	$—	$16,899,461
Product sales:
Other	—	32,378	32,378
Technology sales and royalties	—	285,579	285,579

Total revenue	$16,899,461	$317,957	$17,217,418

Operating income (loss)	$2,828,710	$(427,204)	$2,401,506

	2002

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$21,083,449	$—	$21,083,449
Product sales:
Other	—	84,249	84,249
Technology sales and royalties	—	436,924	436,924

Total revenue	$21,083,449	$521,173	$21,604,622

Operating income (loss)	$3,871,454	$(28,035)	$3,843,419

For the six-month periods ended June 30, 2003 and 2002, inter-segment sales were insignificant and total intercompany sales of $ 211,052 and $ 47,478, respectively, have been eliminated

	2003

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$31,939,045	$—	$31,939,045
Product sales:
Other	—	36,287	36,287
Technology sales and royalties	—	446,504	446,504

Total revenue	$31,939,045	$482,791	$32,421,836

Operating income (loss)	$4,773,583	$(1,147,971)	$3,625,612

	2002

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$40,373,195	$—	$40,373,195
Product sales:
Other	—	187,014	187,014
Technology sales and royalties	—	849,548	849,548

Total revenue	$40,373,195	$1,036,562	$41,409,757

Operating income (loss)	$7,386,334	$(233,733)	$7,152,601

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Three and Six Month Periods Ended June 30, 2003 Compared to
Three and Six Month Periods Ended June 30, 2002

CONSOLIDATED

	Three Months Ended				Six Months Ended
	June 30,				June 30,

				Percent				Percent
(In thousands)	2003	2002	Change	Inc (Dec)	2003	2002	Change	Inc (Dec)

Revenue	$17,217	$21,605	($4,388)	(20%)	$32,422	$41,410	$(8,988)	(21%)
Gross margin	6,625	7,692	(1,067)	(13%)	12,030	14,717	(2,687)	(18%)
Administrative and research and development expense	3,965	3,849	116	3%	7,845	7,564	281	4%
Operating income	2,402	3,843	(1,441)	(37%)	3,626	7,153	(3,527)	(49%)
Interest expense, net	3,084	2,573	511	19%	5,757	5,115	642	12%
Other expense	1,000	—	1,000	100%	1,000	—	1,000	100%
Income before tax	(1,683)	1,271	(2,954)	(232%)	(3,131)	2,038	(5,169)	(253%)
Tax expense	—	559	(559)	(100%)	17	840	(823)	(97%)
Gross margin as a percentage of revenue	38%	35%			37%	35%
Administrative and research and development expenses as a percentage of revenue	28%	17%			27%	18%

AEROSPACE & DEFENSE

	Three Months Ended				Six Months Ended
	June 30,				June 30,

								Percent
				Percent				Inc
(In thousands)	2003	2002	Change	Inc (Dec)	2003	2002	Change	(Dec)

Revenue	$16,899	$21,083	$(4,184)	(19%)	$31,939	$40,373	$(8,434)	(20%)
Gross margin	6,464	7,312	(848)	(11%)	11,817	14,022	(2,205)	(15%)
Gross margin as a percentage of revenue	38%	34%			36%	34%

Results of Operations for the Three-Month Period Ended June 30, 2003

     Revenue for the three-month period ended June 30, 2003 decreased 20% compared to revenue in the same period for 2002. Revenue for the period declined 19% in the Aerospace and Defense segment primarily due to timing of orders and delays in Department of Defense funding of various programs. We completed the move of our Asheville facility to our Phoenix facility as of March 31, 2003; however, temporary revenue shortfalls affected this area of our business as the former Asheville operations were integrated into the Phoenix facility. Small Arms Protective Inserts (“SAPI”) business continues to be robust. However, SAPI revenues were negatively impacted during the second quarter of 2003 compared to the same period in 2002 due to the timing of orders and the validation and rework completed in the first quarter of 2003. The aforementioned decreases were partially offset by increased revenues related to our Inflatable Systems and Product Spares. The remaining revenue decrease is attributable to our technology licensing efforts, which decreased during the second quarter of 2003, primarily due to a strategic decision to retain all technology rights as an asset during our focused efforts on selling the entire Company. Results were consistent with internal expectations and forecasts.

     Gross margin as a percent of sales increased to 38% for the three-month period ended June 30, 2003 from 35% for the comparable period in 2002. Gross margin as a percent of sales in our Aerospace and Defense segment increased to 38% for the three months ended June 30, 2003 from 34% for the same period in 2002. The increase was primarily due to cost savings related to the move and integration of the Asheville facility to our Phoenix location as well as the effect of cost reduction efforts completed in 2002 and early 2003.

     Administrative and research and development expenses for the three-month period ended June 30, 2003 increased $0.1 million or 3% as compared to the same 2002 period. The increase is related to increased research and development activities. We and others in the aerospace and defense industry have experienced a shift from externally funded development to more internally funded development, which has caused research and development expenditures to increase for the three months ended June 30, 2003 compared to the same period in 2002. Additionally, approximately $0.3 million of relocation charges related to the Asheville facility shutdown and move is included in general administrative expense for the three months ended June 30, 2003. The aforementioned increases were partially offset by cost saving reductions in general administrative expenses related to restructuring activities discussed above.

     Operating income for the three-month period ended June 30, 2003 was $2.4 million compared to $3.8 million for the same period in 2002. This decrease was attributable to lower revenues discussed above as well as restructuring charges and other costs associated with the move and integration of our Asheville facility.

     Interest expense increased to $3.1 million for the three-month period ended June 30, 2003 compared to $2.6 for the same period in 2002. The increase is primarily attributable to approximately $0.4 million of expense related to a yield maintenance interest feature in the mortgage note for the Asheville facility that was retired in April 2003. Cash paid for interest for each of the three-month periods ended June 30, 2003 and 2002 was $1.4 million and $1.4 million, respectively.

     Other expense for the three-month period ended June 30, 2003 was $1.0 million and was entirely attributable to a one-time performance fee payment related to covenant non-compliance under our Senior Secured Note.

     We recorded a tax expense of approximately $173,000 in discontinued operations for the three-month period ended June 30, 2003 for our operations in the U.K. and believe that the year to date tax rate is properly reflected in the financial statements.

Results of Operations for the Six-Month Period Ended June 30, 2003

     Revenue for the six-month period ended June 30, 2003 decreased 21% compared to revenue in the same period for 2002. Revenue for the period declined 20% in the Aerospace and Defense segment. In the first quarter of 2003, SAPI body armor revenue grew compared to the same period in 2002. However, production revenues and profitability were negatively impacted as we completed the SAPI body armor design validation for rework announced in November of 2002. We resumed full production of SAPI for the U.S. Army in late February 2003, but the design validation process did cause delay in the timing of revenues anticipated in the second quarter of 2003 related to new SAPI orders. Also in the first quarter, we completed the consolidation of our Asheville, North Carolina, operation into the larger Aerospace and Defense facility based in Phoenix. The plant closure and transition resulted in a temporary revenue shortfall. Additionally, revenues were negatively impacted by decreases in orders for our military sealed parachute product and were partially offset by increased production of military personnel vests. The aforementioned decreases were also partially offset by increases in our Inflatable Systems and Product Spares. Technology and licensing revenues for the six-months ended June 30, 2003 decreased approximately 48% compared to the same period in 2002 and is primarily attributed to a strategic decision to retain all technology rights as an asset during our focused efforts on selling the entire Company.

     Gross margin as a percentage of sales increased to 37% for the six-month period ended June 30, 2003 from 35% for the comparable period in 2002. Gross margin as a percent of sales in our Aerospace and Defense segment increased to 36% for the six months ended June 30, 2003 from 34% for the same period in 2002. The integration of the Asheville facility to the Phoenix location enabled us to achieve cost savings not experienced in 2002 and cost reduction efforts began in 2002 and early 2003 have been the key drivers for the increased margins.

     Administrative and research and development expenses for the six-month period ended June 30, 2003 increased $0.3 million or 4% as compared to the same 2002 period. The increase is due primarily to increases in research and development costs due to investments in the design and qualification testing of new SAPI body armor product for future procurements as well as by company wide premium increases in insurance that did not have an impact in the six month period ended June 30, 2002. Also included in general administrative expense as of June 30, 2003 is approximately $0.4 million of relocation costs related to the Asheville facility shutdown and move. These increases in costs were partially offset by cost reductions activities initiated in 2002 and early 2003.

     Operating income for the six-month period ended June 30, 2003 was $3.6 million as compared to $7.2 million for the same period in 2002. The 2003 operating income for the six-month period was negatively impacted by lower revenues discussed above as well as restructuring charges, costs associated with the move of our Asheville facility, the investments in the design and qualification testing for SAPI body armor for future procurements and the completion of the voluntary SAPI rework.

     Interest expense for the six-month period ended June 30, 2003 was $5.8 million compared to $5.1 million for the same period in 2002. The increase in interest expense between the two periods is primarily attributable to approximately $0.4 million of expense related to a yield maintenance interest feature in the mortgage note for the Asheville facility that the was retired in April 2003. Cash paid for interest for each of the six-month periods ended June 30, 2003 and 2002 was $3.8 million.

     Other expense for the three-month period ended June 30, 2003 was $1.0 million and was entirely attributable to a one-time performance fee payment related to covenant non-compliance for failure to met a leverage ratio as of June 30, 2003 under our Senior Secured Note.

     We recorded a tax expense of approximately $283,000, of which approximately $266,000 is recorded in discontinued operations, for the six-month period ended June 30, 2003 for our operations in the U.K. and North Carolina and believe that the year to date tax rate is properly reflected in the financial statements.

Liquidity and Capital Resources

     Current maturities of our debt as of June 30, 2003 are $71.7 million and primarily consist of $ 9.6 million under our revolving line of credit (“RLC”) due September 30, 2003, $3.2 million of our 9.5% Senior Subordinated Notes due September 30, 2003, $27.3 million of our Senior Secured Note due December 31, 2003, and $31.4 million of our 8% Senior Subordinated Notes due May 1, 2004. As part of the plan to meet future quarterly covenants and current and long-term debt maturities, we sold our Automotive Safety division during July 2003 and subsequently entered into a letter of intent providing for the sale and merger of Simula, Inc., as discussed below.

     On July 22, 2003, we completed the sale of all the assets of our Automotive Safety division to Zodiac, S.A. at a selling price of $14.3 million in cash. Customary closing and purchase price adjustments are expected to be completed within 45 days of the sale closing. After deducting closing costs and purchase price adjustments, we received net proceeds of approximately $11.0 million. Currently included in the closing costs is approximately $1.0 million related to two separate escrow accounts, from which we can potentially recover a maximum $0.5 million within three months and a maximum of $0.5 million in 18 months. The transaction resulted in a gain on sale of discontinued operations of approximately $0.1 million before recovery of any amounts deposited in the escrows previously discussed. We applied the net proceeds to repay a portion of our outstanding debt.

     On July 23, 2003, we announced that we signed a Letter of Intent (“LOI”) to be acquired by Armor Holdings, Inc. (NYSE:AH) of Jacksonville, Florida. The LOI states that Armor Holdings shall acquire all outstanding common stock of the Company, retire outstanding indebtedness, and assume all liabilities of Simula for total consideration of $110.5 million. Consideration to Simula’s shareholders will, at Armor Holdings’ discretion, consist of cash or a combination of cash and registered shares of Armor Holdings’ common stock, with at least 20% of the value of the payment to shareholders to be in cash. The transaction is structured as a merger and is expected to be taxable to Simula’s shareholders.

     The LOI calls for an exclusive negotiation period through August 29, 2003, during which the companies will endeavor to complete all necessary activities leading to the execution of a definitive merger agreement. The LOI provides for a good faith deposit by Armor Holdings, expedited due diligence and payment of a break-up fee if Simula accepts a competing offer. The transaction is subject to, among other things, satisfactory due diligence, the execution of a definitive agreement, regulatory approvals including satisfaction of the requirements and waiting period related to the Hart-Scott-Rodino Antitrust Improvements Act, requisite approvals by each company’s Board of Directors, and the approval of Simula’s shareholders. Upon completion of the definitive agreement, we anticipate submission of a proxy/registration statement to its shareholders for approval of the transaction and a closing on or about November 15, 2003. The Board of Directors of both Simula and Armor Holdings have approved the proposed transaction as defined in the LOI.

     On June 30, 2003, we were not in compliance with certain non-monetary financial covenants under our RLC. On August 12, 2003, we received waivers of the non-compliance at June 30, 2003. In addition, as of June 30, 2003, we were not in compliance with certain non-monetary financial covenants under our Senior Secured Note, which provided for a fee of $1.0 million. The fee has been recorded as of June 30, 2003, is separately classified in other income and expense and was paid on July 31, 2003. On August 12, 2003, we received a waiver of the non-compliance at June 30, 2003.

     Because of our management and operational re-alignment and our operational profitability, we expect to generate future positive operating cash flows that, together with our existing availability under our RLC, will be adequate to fund our planned operations, excluding the principal payments on the current debt previously discussed.

     We continually review our revenue and cost forecasts so that we can react to changes in our operations and liquidity position. The amount and timing of Department of Defense procurement and future constraints on certain raw materials and their costs could impact our ability to generate Aerospace and Defense revenue and income. See “Forward-Looking Information and Risks and Uncertainties in our Business” below and “Quantitative and Qualitative Disclosure about Market Risk” included Item 3 of this Part I

     Our ability to generate sufficient cash flow from operations is principally dependent upon our ability to continue to increase revenue and contain or reduce operating expenses. At June 30, 2003, we had cash and cash equivalents of $193,199 compared to $147,842 at December 31, 2002. Our RLC had outstanding borrowings of $9.6 million and remaining borrowing availability of $5.8 million at June 30, 2003 as compared to outstanding borrowings of $11.3 million and a remaining borrowing availability of $1.3 million at December 31, 2002. At August 11, 2003 our outstanding borrowings under the RLC was $0.7 million and remaining borrowing availability was $4.1 million. Because of our federal and certain state net operating loss carryforwards, we are not a significant cash taxpayer.

     Operating activities provided approximately $2.2 million of cash during the six months ended June 30, 2003 as compared to approximately $1.0 million for the comparable period in 2002. The increase in cash provided by operations was attributable to less overall working capital required as compared to the prior 2002 period, which required heavier investments primarily in accounts receivable and inventory and was partially offset by an increase in accounts payable and decreases in advances on contracts.

     Investing activities provided $0.5 million during the six-months ended June 30, 2003 compared to a use of approximately $0.8 million for the same period in 2002. The increase in cash provided by investing activities is related to the completion of the sale of the Asheville facility. After closing costs, we received proceeds of approximately $1.5 million and applied those proceeds to retire the mortgage on the facility of approximately $0.9 million and pay a yield maintenance interest fee of approximately $0.4 million, which is recorded in interest expense. The cash provided by investing activities was partially offset by the purchase of manufacturing equipment and additional investment in our patent portfolio.

     Financing activities used net cash of $2.6 million for the six-months ended June 30, 2003, compared to $0.2 million provided by financing activities for the same period in 2002. Cash used in financing activities during the six-months ended June 30, 2003 was attributable to retirement of the Asheville facility mortgage note payable and decreased borrowings under our RLC.

     We believe we have sufficient manufacturing capacity, at June 30, 2003, to meet our anticipated future delivery requirements. We may, however, seek strategic partners for the joint development of capital intensive manufacturing capacity for new high technology products.

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

Forward Looking Information and Risks and Uncertainties in our Business

     A wide variety of factors affect our projected operating and financial results and can adversely impact our revenues, profitability and cash flows. Our liquidity and available working capital depend upon our cash flow from operations and, will require proceeds from asset sales or licensing, refinancing of our debt, or potential sale or merger of Simula. Improved cash flow from operations will depend on our ability to continue to implement our cost cutting initiatives. Continued compliance with our debt covenants is necessary to avoid loan defaults and is a requirement for maintaining access to funds available under our RLC.

     With respect to our product offerings many of our products are subassemblies in final products. We act as subcontractor to defense industry prime contractors. Accordingly, we are reliant on others to gain and retain market acceptance for our products, and we must continue to demonstrate that our products will provide advantages to the manufacturers of final products, including increasing product safety and providing such manufacturers with competitive cost advantages

     Although we have long established relationships with a number of our Aerospace and Defense customers, we do not have significant long-term supply contracts with any of these customers. Our customers typically do not commit to long-term production schedules and, as a result, customer orders generally are subject to cancellation or delay. Reliance upon defense contracts involves certain risks, including dependence on congressional appropriations and changes in governmental policies that reflect military and political developments.

     Factors pertinent to our ability to meet our current and future financial requirements and projections include:

•	our ability to complete the pending acquisition by Armor Holdings, Inc.;

•	our relationship with our senior lenders and on-going compliance with loan terms and covenants;

•	our relationship with significant customers and maintenance of preferred supplier relationships with them that are renegotiated frequently;

•	our leveraged status and the level and cost of our debt;

•	the continued reduction of our fixed expenses;

•	ability to monetize assets including through sales of certain assets or technologies at a favorable price;

•	our ability to continue to provide design and manufacturing services, products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

•	the level and makeup of military expenditures;

•	contract mix and shifting production and delivery schedules among our market segments;

•	the amount of resources available for independent research and development;

•	proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products; and

•	technological changes introduced by competitors and customers.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Currency Exchange Rate Risk

     We have currency exposures related to buying and selling in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. Currently, our most significant exposure relates to the Euro and the British Pound. We have supply contracts that are Euro denominated for our ITS® and AHPS products. We maintained a manufacturing facility in the United Kingdom for which we fund operating expenses in British Pounds. We enter into foreign currency hedge transactions to mitigate our associated risks. The magnitude of the exposure varies over time and we enter into agreements from time to time by which we seek to manage certain portions of our foreign exchange exposure in accordance with established policy guidelines. These arrangements primarily hedge cash flows for forecasted transactions involving receivables and payables. We currently have no hedging contracts open as of June 30, 2003, and we disposed of our U.K. manufacturing facility when we sold our Automotive Safety division on July 22, 2003.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing date of this report, we evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the CEO and CFO concluded that Simula’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Simula’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls.

          PART II — OTHER INFORMATION

Item 6. Exhibits and Reports

(a) Exhibits: The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference
3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004.	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.27	Outside Directors Equity Plan	(9)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(4)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30,1999.	(5)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001.	(7)

10.41B	Amendment Number Five to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated June 30, 2002.	(10)

10.41C	Amendment Number Seven to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated October 22, 2002.	(10)

10.41D	Amendment Number Nine to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated March 25, 2003.	(11)

10.41E	Waiver to Certain Financial Covenants to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated April 9, 2003.	(11)

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001.	(7)

10.45A	Waiver and Amendment No. 1 to Loan Agreement between the Company and Allied Capital Corporation dated August 19, 2002.	(10)

10.45B	Consent and Amendment No. 2 to Loan Agreement between the Company and Allied Capital Corporation dated March 25, 2003.	(11)

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000.	(7)

10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000.	(8)

10.50	Retention Agreement between the Company and John A. Jenson dated December 20, 2002.	(11)

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K	*

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K	*

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-K	*

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K	*

*	Filed herewith

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002.

(10)	Filed with report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Filed with report on Form 10-K for the year ended December 31, 2002.

(b) Reports on Form 8-K:

(1)	Report on Form 8-K dated May 15, 2003 furnishing notification of issuance of a press release pertaining to earnings for the fiscal quarter ended March 31, 2003.
(2)	Report on Form 8-K dated June 17, 2003 disclosing an agreement for the sale of assets of the Company’s Automotive Safety subsidiary.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: August 14, 2003	/s/ John A. Jenson

John A. Jenson Chief Financial Officer

EXHIBIT INDEX

No.	Description	Reference
3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004.	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998.	(3)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.27	Outside Directors Equity Plan	(9)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(4)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30,1999.	(5)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001.	(7)

10.41B	Amendment Number Five to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated June 30, 2002.	(10)

10.41C	Amendment Number Seven to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated October 22, 2002.	(10)

10.41D	Amendment Number Nine to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated March 25, 2003.	(11)

10.41E	Waiver to Certain Financial Covenants to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated April 9, 2003.	(11)

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001.	(7)

10.45A	Waiver and Amendment No. 1 to Loan Agreement between the Company and Allied Capital Corporation dated August 19, 2002.	(10)

10.45B	Consent and Amendment No. 2 to Loan Agreement between the Company and Allied Capital Corporation dated March 25, 2003.	(11)

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000.	(7)

10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000.	(8)

10.50	Retention Agreement between the Company and John A. Jenson dated December 20, 2002.	(11)

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K	*

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K	*

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-K	*

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K	*

*	Filed herewith

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002.

(10)	Filed with report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Filed with report on Form 10-K for the year ended December 31, 2002.