Form 10-Q/A
period 2003-03-31
SIMULA INC
filed 2003-11-06
CIK 885080

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

FORM 10-Q/A

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

SIMULA, INC.

Page
PART I – FINANCIAL INFORMATION
Item 1 – Interim Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2003 (as restated) and December 31, 2002	2
Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2003 (as restated) and 2002	3
Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss for the Three Month Period Ended March 31, 2003 (as restated)	4
Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2003 (as restated) and 2002	5
Notes to Interim Consolidated Financial Statements	6–10
Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-14
Item 3 – Quantitative and Qualitative Disclosure about Market Risk	15
Item 4 –Controls and Procedures	15
PART II - OTHER INFORMATION
Item 6 – Exhibits and Reports	16
SIGNATURES	17

EXPLANATORY NOTE

     This amendment No. 1 on form 10-Q/A is being filed to give effect to the restatement of the Company’s unaudited interim consolidated financial statements as of and for the three month period ended March 31, 2003 as discussed in Note 13 to the unaudited interim consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2003 and December 31, 2002

	2003	2002

	(unaudited) (As restated see Note 13)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$341,838	$212,053
Contract and trade receivables – Net (including costs and estimated earnings in excess of billings of $14,393,111 and $14,216,255, respectively)	32,021,838	27,381,930
Inventories	5,125,320	5,767,604
Prepaid expenses and other (See Note 13)	1,528,276	1,704,873

Total current assets	39,017,272	35,066,460
PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS -Net	11,508,136	11,773,247
DEFERRED FINANCING COSTS	1,863,111	2,419,054
INTANGIBLES – Net	3,565,492	3,534,478
OTHER ASSETS	2,121,826	2,086,245

TOTAL	$58,075,837	$54,879,484

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving line of credit	$15,391,876	$11,283,393
Trade accounts payable	7,721,777	6,170,585
Other accrued liabilities	8,594,817	9,268,316
Deferred revenue	622,535	898,503
Accrued restructuring costs	1,145,473	1,140,444
Advances on contracts	542,988	940,752
Current portion of long-term debt	30,387,391	29,995,905

Total current liabilities	64,406,857	59,697,898
DEFERRED REVENUE	471,532	489,582
DEFERRED LEASE COST	905,154	807,156
LONG-TERM DEBT – Less current portion	32,260,852	32,313,087

Total liabilities	98,044,395	93,307,723

SHAREHOLDERS’ DEFICIT
Preferred stock, $.05 par value– authorized 50,000,000 shares; none outstanding
Common stock, $.01 par value– authorized 50,000,000 shares; issued 13,014,395 and 13,014,395, respectively	130,144	130,144
Additional paid-in-capital	62,715,713	62,715,713
Accumulated deficit	(98,734,478)	(97,412,584)
Accumulated other comprehensive loss	(4,079,937)	(3,861,512)

Total shareholders’ deficit	(39,968,558)	(38,428,239)

TOTAL	$58,075,837	$54,879,484

See notes to unaudited consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

Three Month Periods Ended March 31, 2003 and 2002

	2003	2002

	(As restated see Note 13)
REVENUE	$24,312,869	$29,102,288
COST OF REVENUE	17,003,106	19,491,597

GROSS MARGIN	7,309,763	9,610,691
ADMINISTRATIVE EXPENSES (See Note 13)	4,435,435	4,938,305
RESEARCH AND DEVELOPMENT	1,113,847	1,520,733
RESTRUCTURING CHARGES	300,831	—

OPERATING INCOME	1,459,650	3,151,653
INTEREST EXPENSE	(2,671,619)	(2,558,293)

(LOSS) INCOME BEFORE INCOME TAXES	(1,211,969)	593,360
INCOME TAX EXPENSE	109,925	220,000

NET (LOSS) INCOME	$(1,321,894)	$373,360

(LOSS) INCOME PER COMMON SHARE – Basic	$(0.10)	$0.03

(LOSS) INCOME PER COMMON SHARE – Diluted	$(0.10)	$0.03

See notes to unaudited consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss
Three Months Ended March 31, 2003

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Deficit	Loss

Balance, January 1, 2003	13,014,395	$130,144	$62,715,713	$(97,412,584)	$(3,861,512)	$(38,428,239)	$—
Net loss (As restated see Note 13)				(1,321,894)		(1,321,894)	(1,321,894)
Issuance of common shares	—	—	—			—	—
Currency translation adjustment					(218,425)	(218,425)	(218,425)

Balance, March 31, 2003 (As restated see Note 13)	13,014,395	$130,144	$62,715,713	$(98,734,478)	$(4,079,937)	$(39,968,558)	$(1,540,319)

See notes to unaudited consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
Three Month Periods Ended March 31, 2003 and 2002

	2003	2002

	(As restated see Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,321,894)	$373,360
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,198,741	1,056,159
Deferred income taxes	—	220,000
Capitalized interest	392,817	370,106
Loss on disposal of assets	50,705	—
Restructuring charge	300,831	—
Currency translation adjustment	(218,425)	(206,537)
Bad debt expense	1,952	140,062
Changes in net assets and liabilities:
Contract and trade receivables – net of advances	(5,039,624)	(855,909)
Inventories	642,284	(280,401)
Prepaid expenses and other	176,597	191,386
Other assets	(35,581)	232,462
Trade accounts payable	1,551,192	834,801
Deferred revenue	(294,018)	(632,669)
Deferred lease costs	97,998	81,373
Accrued restructuring costs	(295,802)	(95,795)
Other accrued liabilities	(673,499)	(1,875,064)

Net cash used by operating activities	(3,465,726)	(446,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(344,019)	(432,660)
Costs incurred to obtain intangibles	(115,387)	(74,378)

Net cash used in investing activities	(459,406)	(507,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	4,108,483	1,174,136
Principal payments under other debt arrangements	(53,566)	(241,197)

Net cash provided by financing activities	4,054,917	932,939

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,785	(20,765)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	212,053	362,319

CASH AND CASH EQUIVALENTS, END OF PERIOD	$341,838	$341,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$1,813,133	$2,376,960

Taxes Paid	$76,668	$192,454

See notes to unaudited consolidated financial statements.

Note 1 - Basis of Presentation

          The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

          The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the accompanying financial statements, current maturities of debt are approximately $45,800,000 million as of March 31, 2003 and there is uncertainty relating to the Company’s ability to refinance certain of its debt. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order to meet future quarterly covenants and current and long-term debt maturities, we will need asset sales proceeds, refinancing or recapitalization transactions, or the sale or merger of the Company.

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

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” FIN No. 46 clarifies the consolidation requirements of variable interest entities. We have adopted the interpretation. We have no interests in unconsolidated variable interest entities and, consequently, adoption of FIN No. 46 had no effect on our financial position, results of operations or cash flows.

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

	Three Months Ended March 31,

	2003	2002

	(As restated see Note 13)
Net (loss) earnings available to common shareholders	$(1,321,894)	$373,360

Basic weighted average shares outstanding	13,014,395	12,892,858
Effect of dilutive securities	—	287,727

Diluted weighted average shares outstanding	13,014,395	13,180,585

(Loss) earnings per common share –basic and diluted:	$(0.10)	$0.03

Note 4 – Stock Based Compensation

          We have three stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method. The following table illustrates the effect on net (loss) income and (loss) income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three month periods ended March 31:

	2003	2002

	(As restated see Note 13)
Net (loss) income – as reported	$(1,321,894)	$373,360

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(318,254)	(1,529,075)

Net loss – pro forma	$(1,640,148)	$(1,155,715)

(Loss) income per share: basic and diluted as reported	$(0.10)	$0.03

Loss per share – basic and diluted – pro forma	$(0.13)	$(0.09)

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

Note 7 – Debt

          On March 31, 2003, we were not in compliance with certain non-monetary financial covenants under our Revolving Line of Credit (the “RLC”). On May 13, 2003, we received a waiver of this non-compliance at March 31, 2003. Our RLC had outstanding borrowings of $15.4 million and remaining borrowing availability of $1.6 million at March 31, 2003 as compared to outstanding borrowings of $11.3 million and a remaining borrowing availability of $1.3 million at December 31, 2002.

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

Note 10 - Restructuring

          In December 1999, we adopted a plan of restructuring that included the divestiture of our commercial airline seat manufacturing operation. In July 2002, we adopted a plan of restructuring focused on reducing workforce to align with a newly developed strategic focus and in January 2003, we adopted a plan to restructure our Aerospace and Defense business by reducing workforce and closing our Asheville facility and consolidating those operations into our Phoenix facility. At March 31, 2003, there was $1,145,473 of remaining liability, which principally relates to lease obligations associated with the closed airline facility, which run through May of 2008 and other contracts as a part of the 1999 restructuring and severance obligations as part of the 2002 and 2003 restructuring, which are expected to be fully paid by December of 2004. A summary of the change in accrued restructuring is as follows:

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

Note 12 – Segment Reporting

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

          For the three-month periods ended March 31, 2003 and 2002, inter-segment sales were insignificant and total intercompany sales of $139,615 and $34,535, respectively, have been eliminated. For the three-month periods ended March 31, 2003 and 2002, sales to the branches of the United States Armed Forces were 88% and 66%, respectively, of total sales.

	2003

	Aerospace	Commercial
	and Defense	Products	Other	Total

			(As restated see Note 13)	(As restated see Note 13)
Revenue:
Contract revenue	$15,039,585	$—	$—	$15,039,585
Product sales:
Automotive safety systems	—	8,832,784	—	8,832,784
Other	—	3,909	—	3,909
Technology sales and royalties	—	275,667	160,924	436,591

Total revenue	$15,039,585	$9,112,360	$160,924	$24,312,869

Operating income (loss)	$1,944,290	$253,769	$(738,409)	$1,459,650

	2002

	Aerospace	Commercial
	and Defense	Products	Other	Total

Revenue:
Contract revenue	$19,293,239	$—	$—	$19,293,239
Product sales:
Automotive safety systems	—	9,028,163	—	9,028,163
Other	—	102,765	—	102,765
Technology sales and royalties	—	290,494	387,627	678,121

Total revenue	$19,293,239	$9,421,422	$387,627	$29,102,288

Operating income (loss)	$3,514,075	$(290,198)	$(72,224)	$3,151,653

Note 13 — Restatement:

      Subsequent to the issuance of the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2003, the Company determined that certain costs of the sale of the automotive safety business and the potential sale of the remainder Company were incorrectly capitalized as Prepaid Expenses and Other on the balance sheet. These costs include legal and other fees related to these proposed transactions, that had been incurred by the Company and should have been recorded as expense as incurred. The Prepaid Expense and Other amount in the balance sheet at March 31, 2003 has been restated to expense the capitalized amount of $144,057. The statements of operations and cashflows for the three months ended March 31, 2003 have also been restated to reflect the expensing of the $144,057 previously capitalized. A summary of the significant effects of the restatement are as follows:

As of March 31, 2003

	As Previously Reported	As Restated

Prepaid expenses and other	$1,672,333	$1,528,276
Total current assets	39,161,329	39,017,272
Total assets	58,219,894	58,075,837
Accumulated deficit	(98,590,421)	(98,734,478)
Total shareholders’ deficit	(39,824,501)	(39,968,558)
Total liabilities and shareholders’ deficit	58,219,894	58,075,837

For the Three Month Period Ended

March 31, 2003

	As Previously Reported	As Restated

Administrative Expenses	$4,291,378	$4,435,435
Operating Income	1,603,707	1,459,650
Loss Before Taxes	(1,067,912)	(1,211,969)
Net Loss	(1,177,837)	(1,321,894)
(Loss) per common share — basic	$(.09)	$(.10)
(Loss) per common share — diluted	$(.09)	$(.10)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following management’s discussion and analysis gives effect to the restatement discussed in Note 13 of the unaudited consolidated financial statements.

Results of Operations

Three Month Period Ended March 31, 2003 Compared to
Three Month Period Ended March 31, 2002

CONSOLIDATED

	Three Months Ended
	March 31,
				Percent
(In thousands)	2003	2002	Change	Inc (Dec)

	(As restated See Note 13)		(As restated See Note 13)	(As restated See Note 13)
Revenue	$24,313	$29,102	$4,789	(16%)
Gross margin	7,310	9,611	2,301	(24%)
Administrative and research and development expense	5,549	6,459	910	(14%)
Operating income	1,460	3,152	1,692	(54%)
Interest expense, net	2,672	2,558	114	4%
(Loss) income before income tax	(1,212)	593	1,805	(304%)
Income tax expense	110	220	110	(50%)
Gross margin as a percentage of revenue	30%	33%
Administrative and research and development expenses as a percentage of revenue	23%	22%

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

          Administrative and research and development expenses for the three-month period ended March 31, 2003 decreased $0.9 million or 14% as compared to the same 2002 period. This decrease was primarily attributable to cost savings reductions related to restructuring activities in prior periods that we are now seeing the result of as well a continued focus on reducing costs. The decrease in Administrative costs is partially offset as we invested heavily in the design and qualification testing of its new SAPI body armor product for future procurements and by company wide premium increases in insurance that did not have an impact in the first quarter of 2002. Additionally, we began to incur costs related to selling our automotive safety business as well as the sale of the entire company.

          Operating income for the three-month period ended March 31, 2003 was $1.5 million compared to $3.2 million for the same period in 2002. The 2003 operating income for the three-month period was negatively impacted primarily by lower revenues discussed above as well as restructuring charges, costs associated with the move of our Asheville facility, the investments in the design and qualification testing for SAPI body armor for future procurements, costs related to selling our business, discussed above and the completion of the voluntary SAPI rework.

          Interest expense for the three-month period ended March 31, 2003 was $2.7 million compared to $2.6 for the same period in 2002. Cash paid for interest for each of the three-month periods ended March 31, 2003 and 2002 was $1.8 million and $2.4 million, respectively.

          Income Taxes – We recorded a tax expense of approximately $110,000 and $220,000, respectively for the three-month periods ended March 31, 2003 and 2002 for our operations in the U.K. and North Carolina and believe that the year to date tax rate is properly reflected in the financial statements.

Liquidity and Capital Resources

          The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the accompanying financial statements, current maturities of debt are approximately $45,800,000 million as of March 31, 2003 and there is uncertainty relating to the Company’s ability to refinance certain of its debt. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order to meet future quarterly covenants and current and long-term debt maturities, we will need asset sales proceeds, refinancing or recapitalization transactions, or the sale or merger of the Company.

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

Item 4. Controls and Procedures

          We evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003, pursuant to Rule 15d-14 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the CEO and CFO concluded that Simula’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Simula’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          During the quarterly period covered by this amended report, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls.

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report (Amendment No. 1) on Form 10Q/A for the quarter ended March 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: November 5, 2003	/s/ John A. Jenson John A. Jenson Chief Financial Officer

CERTIFICATION

I, Bradley P. Forst, certify that:

1.	I have reviewed this Amendment No. 1 Report on Form 10-Q/A of Simula, Inc.;

2.	Based on my knowledge, this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this amended report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Bradley P. Forst

Bradley P. Forst
Chief Executive Officer
November 5, 2003

CERTIFICATION

I, John A. Jenson, certify that:

1.	I have reviewed this Amendment No. 1 Report on Form 10-Q/A of Simula, Inc.;

2.	Based on my knowledge, this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this amended report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ John A. Jenson John A. Jenson Chief Financial Officer November 5, 2003

EXHIBIT INDEX

99.1	Certification by Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act

99.2	Certification by Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act