Form 10-Q/A
period 2003-06-30
SIMULA INC
filed 2003-11-06
CIK 885080

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

SIMULA, INC.

Page
PART I – FINANCIAL INFORMATION
Item 1 - Interim Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2003 (as restated) and December 31, 2002	2
Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2003 (as restated) and 2002	3
Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss for the Six Month Period Ended June 30, 2003 (as restated)	4
Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2003 (as restated) and 2002	5
Notes to Interim Consolidated Financial Statements	6-11
Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-16
Item 3 – Quantitative and Qualitative Disclosure about Market Risk	17
Item 4 – Controls and Procedures	17
PART II – OTHER INFORMATION
Item 6 – Exhibits and Reports	18-19
SIGNATURES	20

EXPLANATORY NOTE

This amendment No. 1 on form 10-Q/A is being filed to give effect to the restatement of the Company’s unaudited interim consolidated financial statements as of and for the three month and six month periods ended June 30, 2003 as discussed in Note 14 to the unaudited interim consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
June 30, 2003 and December 31, 2002

	2003	2002

	(As restated see Note 14)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$193,199	$147,842
Contract and trade receivables – Net (including costs and estimated earnings in excess of billings of $8,207,578 and $14,216,255, respectively)	17,545,914	20,446,665
Inventories	2,823,143	3,953,837
Prepaid expenses and other	673,005	1,402,252
Current assets of discontinued operations	10,492,818	9,115,864

Total current assets	31,728,079	35,066,460
PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS -Net	6,253,145	7,737,356
DEFERRED FINANCING COSTS	1,290,344	2,419,054
INTANGIBLES – Net	1,389,482	1,311,857
OTHER ASSETS	473,295	436,102
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	7,731,094	7,908,655

TOTAL	$48,865,439	$54,879,484

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving line of credit	$9,555,525	$11,283,393
Trade accounts payable	4,089,792	3,555,552
Other accrued liabilities	6,230,352	6,355,349
Deferred revenue	60,000	60,000
Accrued restructuring costs	1,133,984	1,140,444
Advances on contracts	532,180	940,752
Current portion of long-term debt	61,892,822	29,988,315
Current liabilities of discontinued operations	6,115,989	6,374,093

Total current liabilities	89,610,644	59,697,898
DEFERRED REVENUE	450,000	480,000
DEFERRED LEASE COST	1,003,152	807,156
LONG-TERM DEBT – Less current portion	259,709	32,313,087
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,928	9,582

Total liabilities	91,327,433	93,307,723

SHAREHOLDERS’ DEFICIT
Preferred stock, $.05 par value – authorized 50,000,000 shares; none outstanding
Common stock, $.01 par value – authorized 50,000,000 shares; issued 13,017,688 and 13,014,395, respectively	130,433	130,144
Additional paid-in-capital	62,772,245	62,715,713
Accumulated deficit	(100,935,281)	(97,412,354)
Accumulated other comprehensive loss	(4,429,391)	(3,861,742)

Total shareholders’ deficit	(42,461,994)	(38,428,239)

TOTAL	$48,865,439	$54,879,484

See notes to unaudited consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operation

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(As restated see Note 14)		(As restated see Note 14)
REVENUE	$17,217,418	$21,604,622	$32,421,836	$41,409,757
COST OF REVENUE	10,592,174	13,912,320	20,392,147	26,693,028

GROSS MARGIN	6,625,244	7,692,302	12,029,689	14,716,729
ADMINISTRATIVE EXPENSES (Note 14)	3,831,138	3,539,983	7,269,757	6,850,569
RESEARCH AND DEVELOPMENT	544,343	308,900	1,129,289	713,559
RESTRUCTURING CHARGES	298,090	—	598,921	—

OPERATING INCOME	1,951,673	3,843,419	3,031,722	7,152,601
INTEREST EXPENSE	3,084,321	2,572,693	5,756,971	5,114,616
OTHER EXPENSE (Note 7)	1,000,000	—	1,000,000	—

(LOSS) INCOME BEFORE INCOME TAXES	(2,132,648)	1,270,726	(3,725,249)	2,037,985
INCOME TAX EXPENSE	—	559,047	17,011	839,501

(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(2,132,648)	711,679	(3,742,260)	1,198,484
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(68,387)	(202,424)	219,333	(315,869)

NET (LOSS) INCOME	$(2,201,035)	$509,255	$(3,522,927)	$882,615

(LOSS) INCOME PER COMMON SHARE – Basic (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(.16)	0.06	(.29)	0.09
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(.01)	(0.02)	.02	(0.02)

(LOSS) INCOME PER COMMON SHARE – Basic	$(.17)	$0.04	$(.27)	$0.07

(LOSS) INCOME PER COMMON SHARE – Diluted
(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(.16)	0.06	(.29)	0.09
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(.01)	(0.02)	.02	(0.02)

(LOSS) INCOME PER COMMON SHARE – Diluted	$(.17)	$0.04	$(.27)	$0.07

See notes to unaudited consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
Six Months Ended June 30, 2003 (As Restated, See Note 14)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Deficit	Loss

Balance, January 1, 2003	13,014,395	$130,144	$62,715,713	$(97,412,354)	$(3,861,742)	$(38,428,239)	$—
Net loss (Note 14)				(3,522,927)		(3,522,927)	(3,522,927)
Issuance of common shares	3,293	289	56,532			56,821	—
Currency translation adjustment					(567,649)	(567,649)	(567,649)

Balance, June 30, 2003 (Note 14)	13,017,688	$130,433	$62,772,245	$(100,935,281)	$(4,429,391)	$(42,461,994)	$(4,090,576)

See notes to unaudited consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
Six Month Periods Ended June 30, 2003 and 2002

	2003	2002

	(As restated See Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,522,927)	$882,615
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,781,135	1,620,366
Deferred income taxes	—	574,481
Capitalized interest	795,875	749,860
Loss (gain) on disposal of assets	175,959	(971)
Restructuring charge	598,921	—
Currency translation adjustment	(567,649)	(143,057)
Bad debt expense	—	310,874
Non-cash equity compensation	—	74,779
Write down of intangibles	99,754	—
Changes in net assets and liabilities:
Contract and trade receivables – net of advances	2,492,179	(624,287)
Inventories	1,130,694	638,125
Prepaid expenses and other	729,247	220,360
Other assets	(37,193)	16,045
Trade accounts payable	534,240	(408,365)
Deferred revenue	(30,000)	(693)
Deferred lease costs	195,996	210,246
Accrued restructuring costs	(605,381)	(334,875)
Other accrued liabilities	(124,999)	(941,144)
Net assets of discontinued operations	(1,463,151)	(1,891,326)

Net cash provided by operating activities	2,182,700	953,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(742,401)	(766,077)
Costs incurred to obtain intangibles	(330,311)	(67,321)
Proceeds from sale of property, equipment and intangibles	1,551,162	—

Net cash provided by (used in) investing activities	478,450	(833,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	(1,727,868)	143,095
Principal payments under other debt arrangements	(944,746)	(89,895)
Issuance of Common Stock	56,821	101,205

Net cash (used in) provided by financing activities	(2,615,793)	154,405

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,357	274,040
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,842	461,502

CASH AND CASH EQUIVALENTS, END OF PERIOD	$193,199	$735,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$3,784,118	$3,749,175

Income Taxes Paid	$76,668	$394,418

See notes to unaudited consolidated financial statements.

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly owned. All intercompany transactions are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the accompanying financial statements, current maturities of debt are approximately $71,450,000 million as of June 30, 2003 and there is uncertainty relating to the Company’s ability to refinance certain of its debt. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As part of the plan to meet future quarterly covenants and current and long-term debt maturities, we sold our automotive safety business during July 2003 and subsequently entered into a letter of intent providing for the sale and merger of Simula, Inc. as discussed in Note 12 — Subsequent Events.

     As permitted by rules of the Securities and Exchange Commission for interim reporting, we have prepared the accompanying interim unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. As permitted by these rules, certain information and notes required by GAAP for complete financial statements are condensed or omitted. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Such interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2002 Form 10-K.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The application of SFAS No. 150 did not have a material effect on the Company’s financial statements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections”, which, among other things, no longer allows for the classification of gains and losses from extinguishment of debt as extraordinary. We adopted SFAS No. 145 effective January 1, 2003 and upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition any previously recorded extraordinary gains or losses from early extinguishment of debt will be reclassified to income before extraordinary income or loss to conform to the requirements under SFAS 145.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 also nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003. Current transactions which may effect the Company are discussed in Note 12, to the unaudited consolidated financial statements.

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

Note 3 – Earnings per share

     The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three and six month periods ended June 30, 2003 the effect of 142,212 and 190,936, respectively, shares related to stock options were not used in determining dilutive earnings per share because the result would have been anti-dilutive. Additionally, for the three and six month periods ended June 30, 2003 and 2002, the effect of 1,774,074 shares to be issued upon conversion of the 8% Senior Subordinated Convertible Notes was not used in determining dilutive earnings per share because the result would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(As restated		(As restated
	see Note 14)		see Note 14)
Net (loss) earnings available to common shareholders	$(2,201,035)	$509,255	$(3,522,927)	$882,615

Basic weighted average shares outstanding	13,020,980	12,910,428	13,017,688	12,901,694
Effect of dilutive securities	—	360,011	—	321,852

Diluted weighted average shares outstanding	13,020,980	13,270,439	13,017,688	13,223,546

Basic per share amounts	$(0.17)	$0.04	$(0.27)	$0.07

Diluted per share amounts	$(0.17)	$0.04	$(0.27)	$0.07

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(As restated		(As restated
	see Note 14)		see Note 14)
Net (loss) income – as reported	$(2,201,035)	$509,255	$(3,522,927)	$882,615

Deduct: Total stock based employee compensation expense determined under fair value based method	(211,481)	(115,334)	(476,141)	(1,413,659)

Net (loss) income – pro forma	$(2,412,516)	$393,921	$(3,999,068)	$(531,044)

(Loss) income per share: basic and diluted as reported	$(0.17)	$0.04	$(0.27)	$0.07

(Loss) income per share: basic and diluted – pro forma	$(0.19)	$0.03	$(0.31)	$(0.04)

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

      Our automotive safety business, which represents the Company’s commercial segment, has been reported as a discontinued operation within these financial statements. The major classes of assets and liabilities included as part of the sale of our automotive safety business consisted of the following:

	June 30, 2003	December 31, 2002

Receivables and other	$6,893,021	$6,999,476
Inventory and other	3,599,797	2,116,388

Current Assets of Discontinued Operations	10,492,818	9,115,864

Property, Equipment and Leaseholds, net	3,708,729	4,035,891
Intangibles, net	2,279,009	2,222,621
Other assets	1,743,356	1,650,143

Long Term Assets of Discontinued Operations	7,731,094	7,908,655

Total Assets of Discontinued Operations	$18,223,912	$17,024,519

Trade accounts payable	$2,916,718	$2,615,033
Other accrued liabilities and other	3,199,271	3,759,060

Current Liabilities of Discontinued Operations	6,115,989	6,374,093

Deferred Income	3,928	9,582

Long Term Liabilities of Discontinued Operations	3,928	9,582
Total Liabilities of Discontinued Operations	$6,119,917	$6,383,675

      Revenue and (loss) income before income taxes for our automotive safety business for the periods ended June 30:

	Three Month Period Ended		Six Month Period Ended
	2003	2002	2003	2002

Revenues	9,456,837	8,576,869	18,565,287	17,874,023
(Loss) income before income taxes	104,613	(376,100)	485,322	(564,628)

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

     For the three-month period ended June 30, 2003 and 2002, inter-segment sales were insignificant and total intercompany sales of $ 71,437 and $ 20,685, respectively, have been eliminated. For the three-month periods ended June 30, 2003 and 2002, sales to branches of the United States Armed Forces were 88% and 96%, respectively, of total sales.

	2003

	Aerospace
	Defense	Other	Total

		(As restated see Note 14)	(As restated see Note 14)
Revenue:
Contract revenue	$16,899,461	$—	$16,899,461
Product sales:
Other	—	32,378	32,378
Technology sales and royalties	—	285,579	285,579

Total revenue	$16,899,461	$317,957	$17,217,418

Operating income (loss)	$2,828,710	$(877,037)	$1,951,673

	2002

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$21,083,449	$—	$21,083,449
Product sales:
Other	—	84,249	84,249
Technology sales and royalties	—	436,924	436,924

Total revenue	$21,083,449	$521,173	$21,604,622

Operating income (loss)	$3,871,454	$(28,035)	$3,843,419

For the six-month periods ended June 30, 2003 and 2002, inter-segment sales were insignificant and total intercompany sales of $ 211,052 and $ 47,478, respectively, have been eliminated. For the six-month period ended June 30, 2003 and 2002, sales to branches of the United States Armed Forces were 88% and 82%, respectively, of total sales.

	2003

	Aerospace
	Defense	Other	Total

		(As restated see Note 14)	(As restated see Note 14)
Revenue:
Contract revenue	$31,939,045	$—	$31,939,045
Product sales:
Other	—	36,287	36,287
Technology sales and royalties	—	446,504	446,504

Total revenue	$31,939,045	$482,791	$32,421,836

Operating income (loss)	$4,773,583	$(1,741,861)	$3,031,722

	2002

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$40,373,195	$—	$40,373,195
Product sales:
Other	—	187,014	187,014
Technology sales and royalties	—	849,548	849,548

Total revenue	$40,373,195	$1,036,562	$41,409,757

Operating income (loss)	$7,386,334	$(233,733)	$7,152,601

Note 14 — Restatement:

Subsequent to the issuance of the Company’s unaudited consolidated financial statements for the quarter ended June 30, 2003, the Company determined that certain costs of the sale of the automotive safety business and the potential merger with Armor Holdings were incorrectly capitalized as Prepaid Expenses and Other on the balance sheet. These costs include legal and other fees, related to these proposed transactions that had been incurred by the Company and should have been recorded as expense as incurred. The Prepaid Expense and Other amount in the balance sheet at June 30, 2003 has been restated to expense the capitalized amount of $593,890. Of this amount, $144,057 was expensed in the restated three month period ended March 31, 2003 and $449,833 has been expensed in the three month period ended June 30, 2003. In addition, (loss)/income per share from discontinued operations for the three month and six month periods ended June 30, 2003 have been restated to ($0.01) and $.02 per share, respectively, instead of the previously reported amounts of $0.00 and $0.01, respectively. A summary of the significant effects of the restatement is as follows:

	June 30, 2003

	As Previously
	Reported	As Restated

Prepaid expense and other	$1,266,895	$673,005
Total current assets	32,321,969	31,728,079
Total assets	49,459,329	48,865,439
Accumulated deficit	(100,341,391)	(100,935,281)
Total shareholders’ deficit	(41,868,104)	(42,461,994)
Total liabilities and shareholders’ deficit	49,459,329	48,865,439

	For the Three Months Ended
	June 30, 2003

	As Previously
	Reported	As Restated

Administrative Expenses	$3,381,305	$3,831,138
Operating Income	2,401,506	1,951,673
Loss Before Income Taxes	(1,682,815)	(2,132,648)
Loss Before Discontinued Operations	(1,682,815)	(2,132,648)
Net loss	(1,751,202)	(2,201,035)
Net loss per share — basic	$(.13)	$(.17)
Net loss per share — diluted	$(.13)	$(.17)

	For the Six Months Ended
	June 30, 2003

	As Previously
	Reported	As Restated

Administrative Expenses	$6,675,867	$7,269,757
Operating Income	3,625,612	3,031,722
Loss Before Taxes	(3,131,359)	(3,725,249)
Loss Before Discontinued Operations	(3,148,370)	(3,742,260)
Net loss	(2,929,037)	(3,522,927)
Net loss per share — basic	$(.23)	$(.27)
Net loss per share — diluted	$(.23)	$(.27)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

     The following management’s discussion and analysis gives effect to the restatement discussed in Note 14 to the unaudited consolidated financial statements.

Results of Operations

Three and Six Month Periods Ended June 30, 2003 Compared to
Three and Six Month Periods Ended June 30, 2002

CONSOLIDATED

	Three Months Ended				Six Months Ended
	June 30,				June 30,

				Percent				Percent
(In thousands)	2003	2002	Change	Inc (Dec)	2003	2002	Change	Inc (Dec)

	(As restated See Note 14)		(As restated See Note 14)	(As restated See Note 14)	(As restated See Note 14)		(As restated See Note 14)	(As restated See Note 14)

Revenue	$17,217	$21,605	($4,388)	(20%)	$32,422	$41,410	$(8,988)	(21%)
Gross margin	6,625	7,692	(1,067)	(13%)	12,030	14,717	(2,687)	(18%)
Administrative and research and development expense	4,375	3,849	526	14%	8,399	7,564	835	11%
Operating income	1,952	3,843	(1,891)	(49%)	3,032	7,153	(4,121)	(57%)
Interest expense, net	3,084	2,573	511	19%	5,757	5,115	642	12%
Other expense	1,000	—	1,000	100%	1,000	—	1,000	100%
(Loss) income before income tax	(2,132)	1,271	(3,403)	(268%)	(3,725)	2,038	(5,763)	(283%)
Income tax expense	—	559	(559)	(100%)	17	840	(823)	(97%)
Gross margin as a percentage of revenue	38%	35%			37%	35%
Administrative and research and development expenses as a percentage of revenue	25%	17%			26%	18%

AEROSPACE & DEFENSE

	Three Months Ended				Six Months Ended
	June 30,				June 30,

								Percent
				Percent				Inc
(In thousands)	2003	2002	Change	Inc (Dec)	2003	2002	Change	(Dec)

Revenue	$16,899	$21,083	$(4,184)	(19%)	$31,939	$40,373	$(8,434)	(20%)
Gross margin	6,464	7,312	(848)	(11%)	11,817	14,022	(2,205)	(15%)
Gross margin as a percentage of revenue	38%	34%			36%	34%

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

     Administrative and research and development expenses for the three-month period ended June 30, 2003 increased $0.5 million or 14% as compared to the same 2002 period. The increase is related to increased research and development activities and transaction costs related to selling our automotive safety business as well as the sale of the entire Company. We and others in the aerospace and defense industry have experienced a shift from externally funded development to more internally funded development, which has caused research and development expenditures to increase for the three months ended June 30, 2003 compared to the same period in 2002. Transaction costs for the three-month period ended June 30, 2003 were approximately $0.4 million, additionally, approximately $0.3 million of relocation charges related to the Asheville facility shutdown and move is included in general administrative expense for the three months ended June 30, 2003. The aforementioned increases were partially offset by cost saving reductions in general administrative expenses related to restructuring activities discussed above.

     Operating income for the three-month period ended June 30, 2003 was $2.0 million compared to $3.8 million for the same period in 2002. This decrease was attributable to lower revenues and transaction costs discussed above as well as restructuring charges and other costs associated with the move and integration of our Asheville facility.

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

     We recorded a tax expense of approximately $173,000 and a tax benefit of $173,676, respectively in discontinued operations for the three-month period ended June 30, 2003 and 2002 for our operations in the U.K. and believe that the year to date tax rate is properly reflected in the financial statements.

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

     Administrative and research and development expenses for the six-month period ended June 30, 2003 increased $0.8 million or 11% as compared to the same 2002 period. The increase is due primarily to increases in research and development costs due to investments in the design and qualification testing of new SAPI body armor product for future procurements as well as by company wide premium increases in insurance that did not have an impact in the six month period ended June 30, 2002. Also included in general administrative expense as of June 30, 2003 is approximately $0.6 million of transaction costs related to the selling of our automotive safety business as well as the sale of the entire Company and $0.4 million of relocation costs related to the Asheville facility shutdown and move. These increases in costs were partially offset by cost reductions activities initiated in 2002 and early 2003.

     Operating income for the six-month period ended June 30, 2003 was $3.0 million as compared to $7.2 million for the same period in 2002. The 2003 operating income for the six-month period was negatively impacted by lower revenues discussed above as well as restructuring charges, transaction costs, costs associated with the move of our Asheville facility, the investments in the design and qualification testing for SAPI body armor for future procurements and the completion of the voluntary SAPI rework.

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

     Other expense for the six-month period ended June 30, 2003 was $1.0 million and was entirely attributable to a one-time performance fee payment related to covenant non-compliance for failure to met a leverage ratio as of June 30, 2003 under our Senior Secured Note.

     We recorded a tax expense of approximately $283,000, of which approximately $265,989 is recorded in discontinued operations, for the six-month period ended June 30, 2003 for our operations in the U.K. and North Carolina and a tax expense of approximately $591,000, of which approximately $248,759 of benefit was recorded in discontinued operations, for the six month period ended June 30, 2002. We believe that the year to date tax rate is properly reflected in the financial statements.

Liquidity and Capital Resources

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the accompanying financial statements, current maturities of debt are approximately $71,450,000 million as of June 30, 2003 and there is uncertainty relating to the Company’s ability to refinance certain of its debt. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As part of the plan to meet future quarterly covenants and current and long-term debt maturities, we sold our automotive safety business during July 2003 and subsequently entered into a letter of intent providing for the sale and merger of Simula, Inc. as discussed in Note 12. Subsequent Events of the unaudited consolidated financial statements.

     Current maturities of our debt as of June 30, 2003 are $71.5 million and primarily consist of $ 9.6 million under our revolving line of credit (“RLC”) due September 30, 2003, $3.2 million of our 9.5% Senior Subordinated Notes due September 30, 2003, $27.3 million of our Senior Secured Note due December 31, 2003, and $31.4 million of our 8% Senior Subordinated Notes due May 1, 2004. As part of the plan to meet future quarterly covenants and current and long-term debt maturities, we sold our Automotive Safety division during July 2003 and subsequently entered into a letter of intent providing for the sale and merger of Simula, Inc., as discussed below.

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

Item 4. Controls and Procedures

     We evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, pursuant to Rule 15d-14 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the CEO and CFO concluded that Simula’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Simula’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-Q/A (Amendment No. 1) for the quarter ended June 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

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