Form 10-Q
period 2003-09-30
SIMULA INC
filed 2003-11-14
CIK 885080

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2003

Common Stock, $.01 par value	13,153,870

SIMULA, INC.

Page
PART I – FINANCIAL INFORMATION
Item 1 – Interim Unaudited Consolidated Financial Statements
Consolidated Unaudited Balance Sheets as of September 30, 2003 and December 31, 2002	2
Consolidated Unaudited Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2003 and 2002	3
Consolidated Unaudited Statement of Shareholders’ Deficit for the Nine Month Period Ended September 30, 2003	4
Consolidated Unaudited Statements of Cash Flows for the Nine Month Periods Ended September 30, 2003 and 2002	5
Notes to Interim Unaudited Consolidated Financial Statements	6–11
Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition	12–16
Item 3 – Quantitative and Qualitative Disclosure about Market Risk	17
Item 4 –Controls and Procedures	17
PART II - OTHER INFORMATION
Item 6 – Exhibits and Reports	18-19
SIGNATURES	20

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
September 30, 2003 and December 31, 2002

	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,130	$147,842
Contract and trade receivables – Net (including costs and estimated earnings in excess of billings of $10,324,236 and $14,216,255, respectively)	19,159,489	20,446,665
Inventories	2,491,032	3,953,837
Prepaid expenses and other	1,199,111	1,402,252
Current assets of discontinued operations	—	9,115,864

Total current assets	22,861,762	35,066,460
PROPERTY, EQUIPMENT, and LEASEHOLD IMPROVEMENTS -Net	6,151,065	7,737,356
DEFERRED FINANCING COSTS	704,478	2,419,054
INTANGIBLES – Net	1,388,400	1,311,857
OTHER ASSETS	469,800	—
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	7,908,655

TOTAL	$31,575,505	$54,879,484

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Revolving line of credit	$3,542,601	$11,283,393
Trade accounts payable	5,010,539	3,555,552
Other accrued liabilities	5,139,572	6,355,349
Deferred revenue	60,000	60,000
Accrued restructuring costs	759,077	1,140,444
Advances on contracts	1,143,890	940,752
Current portion of long-term debt	56,085,537	29,988,315
Current liabilities of discontinued operations	—	6,374,093

Total current liabilities	71,741,216	59,697,898
DEFERRED REVENUE	435,000	480,000
DEFERRED LEASE COST	1,101,150	807,156
LONG-TERM DEBT – Less current portion	228,099	32,313,087
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	9,582

Total liabilities	73,505,465	93,307,723

SHAREHOLDERS’ DEFICIT
Preferred stock, $.05 par value– authorized 50,000,000 shares; none outstanding
Common stock, $.01 par value– authorized 50,000,000 shares; issued 13,153,870 and 13,014,395, respectively	131,539	130,144
Additional paid-in-capital	63,015,447	62,715,713
Accumulated deficit	(102,284,533)	(97,412,354)
Accumulated other comprehensive loss	(2,792,413)	(3,861,742)

Total shareholders’ deficit	(41,929,960)	(38,428,239)

TOTAL	$31,575,505	$54,879,484

See notes to unaudited consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operation

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE	$18,193,516	$18,881,105	$50,615,351	$60,290,863
COST OF REVENUE	11,836,289	12,802,633	32,228,438	39,495,660

GROSS MARGIN	6,357,227	6,078,472	18,386,913	20,795,203
ADMINISTRATIVE EXPENSES	3,655,778	3,269,192	10,891,606	10,119,760
RESEARCH AND DEVELOPMENT	593,303	597,232	1,722,590	1,310,791
RESTRUCTURING CHARGES	—	762,459	598,921	762,459

OPERATING INCOME	2,108,146	1,449,589	5,173,796	8,602,193
INTEREST EXPENSE	2,520,390	2,623,171	8,277,363	7,737,789
OTHER EXPENSE (Note 7)	—	—	1,000,000	—

INCOME (LOSS) BEFORE INCOME TAXES	(412,244)	(1,173,582)	(4,103,567)	864,404
INCOME TAX EXPENSE (BENEFIT)	—	(463,458)	17,011	402,812

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(412,244)	(710,124)	(4,120,578)	461,592
LOSS FROM DISCONTINUED OPERATIONS	(937,008)	(30,679)	(751,601)	(319,780)

NET INCOME (LOSS)	$(1,349,252)	$(740,803)	$(4,872,179)	$141,812

INCOME (LOSS) PER COMMON SHARE – Basic
INCOME(LOSS) BEFORE DISCONTINUED OPERATIONS	(0.03)	(0.05)	(0.32)	0.04
LOSS FROM DISCONTINUED OPERATIONS	(0.07)	(0.01)	(0.05)	(0.03)

INCOME (LOSS) PER COMMON SHARE – Basic	$(0.10)	$(0.06)	$(0.37)	$0.01

INCOME (LOSS) PER COMMON SHARE – Diluted
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(0.03)	(0.05)	(0.32)	0.04
LOSS FROM DISCONTINUED OPERATIONS	(0.07)	(0.01)	(0.05)	(0.03)

INCOME (LOSS) PER COMMON SHARE – Diluted	$(0.10)	$(0.06)	$(0.37)	$0.01

See notes to unaudited consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss
Nine Months Ended September 30, 2003

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Deficit	Loss

Balance, January 1, 2003	13,014,395	$130,144	$62,715,713	$(97,412,354)	$(3,861,742)	$(38,428,239)	$—
Net loss				(4,872,179)		(4,872,179)	(4,872,179)
Issuance of common shares	139,475	1,395	299,734			301,129	—
2003 currency translation adjustment				—	(814,223)	(814,223)	(814,223)
2003 currency translation adjustment write off (note 11)				—	1,883,552	1,883,552	1,883,552

Balance, September 30, 2003	13,153,870	$131,539	$63,015,447	$(102,284,533)	$(2,792,413)	$(41,929,960)	$(3,802,850)

See notes to unaudited consolidated financial statements.

SIMULA, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
Nine Month Periods Ended September 30, 2003 and 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,872,179)	$141,812
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	751,601	—
Depreciation and amortization	2,645,289	2,443,862
Deferred income taxes	—	158,136
Capitalized interest	1,174,937	1,139,532
Loss on disposal of assets	155,785	—
Restructuring charge	598,921	—
Currency translation adjustment	—	(411,138)
Bad debt expense	—	391,066
Non-cash equity compensation	—	144,525
Write down of intangibles	99,754	—
Changes in net assets and liabilities:
Contract and trade receivables – net of advances	1,490,314	950,751
Inventories	1,462,805	618,933
Prepaid expenses and other	(40,917)	427,993
Other assets	113,224	21,290
Trade accounts payable	1,454,987	719,173
Deferred revenue	(45,000)	(15,693)
Deferred lease costs	293,994	308,244
Accrued restructuring costs	(980,288)	797,362
Other accrued liabilities	(2,637,194)	(1,642,443)
Net assets of discontinued operations	—	(2,189,577)

Net cash provided by operating activities	1,666,033	4,003,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,376,572)	(1,185,691)
Costs incurred to obtain intangibles	(353,156)	(326,003)
Proceeds from sale of discontinued operations, property, equipment and intangibles	14,530,349	—

Net cash provided by (used in) investing activities	12,800,621	(1,511,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under line of credit	(7,740,792)	(2,503,266)
Principal payments under other debt arrangements	(7,162,703)	(136,216)
Issuance of common stock	301,129	210,977

Net cash (used in) provided by financing activities	(14,602,366)	(2,428,505)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135,712)	63,629
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,842	461,502

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,130	$525,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$5,346,870	$5,109,268

Income Taxes Paid	$163,422	$484,254

See notes to unaudited consolidated financial statements.

Notes to Interim Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

     The consolidated financial statements include the accounts of Simula, Inc. and its subsidiaries (collectively “we” and “our”). All of the subsidiaries are wholly-owned. All intercompany transactions are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the accompanying financial statements, current maturities of debt are approximately $59.6 million as of September 30, 2003 and there is uncertainty relating to the Company’s ability to refinance certain of its debt. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As part of the plan to meet future quarterly covenants and current and long-term debt maturities, we sold our automotive safety business during July 2003 and subsequently entered into an Agreement and Plan of Merger to be acquired by Armor Holdings, Inc., a Delaware corporation (“Armor Holdings”) as discussed in Note 11 — Transactions and Subsequent Events.

     As permitted by rules of the Securities and Exchange Commission for interim reporting, we have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. As permitted by these rules, certain information and notes required by GAAP for complete financial statements are condensed or omitted. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Such interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2002 Form 10-K.

     Certain reclassifications have been made to the financial statements for the prior periods to conform with current year's presentation.

Note 2 – Recently Issued Accounting Standards

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

Note 3 - Earnings per share

     The following is a reconciliation of the numerators and denominators of basic and diluted per share computations. For the three month period and nine month periods ended September 30, 2003 the effect of 176,741 and 138,833 shares related to stock options were not used because the result would have been anti-dilutive. Additionally, for the three and nine month periods ended September 30, 2003 and 2002, the effect of 1,774,074 shares to be issued upon conversion of the 8% Senior Subordinated Convertible Notes was not used in determining dilutive earnings per share because the result would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net (loss) earnings available to common shareholders	$(1,349,252)	$(740,803)	$(4,872,179)	$141,812

Basic weighted average shares outstanding	13,076,853	12,939,056	13,037,460	12,914,148
Effect of dilutive securities	—	—	—	262,727

Diluted weighted average shares outstanding	13,076,853	12,939,056	13,037,460	13,176,874

Basic per share amounts	$(0.10)	$(0.06)	$(0.37)	$0.01

Diluted per share amounts	$(0.10)	$(0.06)	$(0.37)	$0.01

Note 4 – Stock Based Compensation

     We have three stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three month and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net (loss) income – as reported	$(1,349,252)	$(740,803)	$(4,872,179)	$141,812

Deduct: Total stock based employee compensation expense determined under fair value based method	(6,096)	(60,264)	(42,470)	(292,895)

Net (loss) income – pro forma	$(1,355,348)	$(801,067)	$(4,914,649)	$(151,083)

(Loss) income per share: basic and diluted as reported	$(0.10)	$(0.06)	$(0.37)	$0.01

(Loss) income per share: basic and diluted – pro forma	$(0.10)	$(0.06)	$(0.38)	$(0.01)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model and the following table illustrates the assumptions used for grants for the three month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Dividend yield	None	None	None	None
Expected volatility	116%	96%	116%	98%
Risk-free interest rate	3.6%	3.6%	3.6%	3.6%
Expected lives	3.25	3.25	3.25	3.25

Note 5 – Inventories

     At September 30, 2003 and December 31, 2002, inventories consisted of the following:

	2003	2002

Raw Materials	$2,647,830	$3,298,676
Work in Progress	205,151	636,980
Finished Goods	—	258,181
Inventory Reserve	(361,949)	(240,000)

Total Inventories	$2,491,032	$3,953,837

Note 6 – Property, Equipment and Leasehold Improvements

     At September 30, 2003 and December 31, 2002 property, equipment and leasehold improvements consisted of the following:

	2003	2002

Land	$—	$816,888
Buildings and leasehold improvements	2,429,746	3,885,263
Equipment	13,552,245	13,229,244

Total	15,981,991	17,931,395
Less accumulated depreciation and amortization	(9,860,460)	(10,194,039)

Property, equipment and leasehold improvements - net	$6,151,065	$7,737,356

Note 7 – Debt

     On September 30, 2003, we were not in compliance with certain non-monetary financial covenants under our Revolving Line of Credit (the “RLC”) and our Senior Secured Note. On November 12, 2003, we received waivers of the non-compliance at September 30, 2003. As of June 30, 2003, we were not in compliance with a certain non-monetary financial covenant under our Senior Secured Note which, provided for a performance fee of $1.0 million. Our RLC had outstanding borrowings of $ 3.5 million and remaining borrowing availability of $ 3.5 million at September 30, 2003 as compared to outstanding borrowings of $11.3 million and a remaining borrowing availability of $1.3 million at December 31, 2002.

Note 8 – Other Intangible Assets

     All of our intangible assets with finite lives ranging from 15 to 20 years were principally comprised of technology patents with a total cost at September 30, 2003 and December 31, 2002 as follows:

	2003	2002

Patents and licenses	$1,648,910	$1,686,456
Other	132,669	566,010

Total	1,781,579	2,252,466
Less accumulated amortization	(393,179)	(940,609)

Intangibles – net	$1,388,400	$1,311,857

     Intangible asset amortization expense for the three month periods ended September 30, 2003 and 2002 were approximately $24,000 and $51,000, respectively and $106,000 and $134,000 for the nine month periods ended September 30, 2003 and 2002, respectively. Additionally, during the nine month period ended September 30, 2003 we wrote off approximately $100,000 of intangibles. Estimated amortization expense for the five succeeding fiscal years is as follows:

2003	$116,000
2004	100,000
2005	100,000
2006	100,000
2007	100,000

Note 9 – Research and Development

     Our research and development efforts arise from funded development contracts and proprietary research and development. Amounts arising from such efforts are as follows:

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2003	2002	2003	2002

Research and development expenses	$593,303	$597,232	$1,722,590	$1,310,791

Funded contracts:
Revenue funded by customers	$71,711	$1,168,976	$543,288	$2,998,081
Research and development expenses classified as cost of such revenue	(32,328)	(571,227)	(299,638)	(1,807,629)

Income of funded contracts	$39,383	$597,749	$243,650	$1,190,452

Note 10 - Restructuring

     In December 1999, we adopted a plan of restructuring that included the divestiture of our commercial airline seat manufacturing operation. In July 2002, we adopted a plan of restructuring focused on reducing workforce to align with a newly developed strategic focus and in January 2003, we adopted a plan to restructure our Aerospace and Defense business by reducing workforce and closing our Asheville facility and consolidating those operations into our Phoenix facility. The Asheville facility was closed and all operations were moved to the Phoenix location as of March 31, 2003. We completed the sale of the Asheville facility on April 8, 2003 and retired the mortgage note payable related to that facility. At September 30, 2003, there was $759,077 of remaining restructuring liability, which principally relates to lease obligations associated with the closed airline facility, which run through May of 2008. Severance obligations as part of the 2002 and 2003 restructuring, which are expected to be fully paid by December 2004. A summary of the change in accrued restructuring is as follows:

	Facility	Other
	Closure	Contracts	Severance	Total

Balance at December 31, 2002	$535,285	$331,941	$273,218	$1,140,444
Nine Months restructuring	—	—	598,921	598,921
Reclassification of charges	294,279	(294,279)	—	—
Cash payments	(181,061)	(8,268)	(790,959)	(980,288)

Balance at September 30, 2003	$648,503	$29,394	$81,180	$759,077

Note 11 – Transactions and Subsequent Events

     On July 22, 2003, we completed the sale of all the assets of our Automotive Safety division to Zodiac, S.A. at a selling price of approximately $14.5 million in cash. Customary closing and purchase price adjustments increased the previously announced selling price by approximately $0.2 million. After deducting closing costs and related fees, we received net proceeds of approximately $12.9 million. The transaction resulted in a gain on sale of approximately $0.6 million, which includes approximately $0.3 million related to an escrow account, from which we can potentially recover a maximum of $0.5 million in 18 months from the closing of the transaction, before the impact of the one-time charge to write off accumulated foreign currency translation losses of approximately $1.9 million. We applied the net proceeds to repay a portion of our outstanding debt.

     On September 2, 2003, we announced that we signed an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by Armor Holdings, Inc., a Delaware corporation (“Armor Holdings”). The Merger Agreement states that Armor Holdings shall acquire all outstanding common stock of Simula, retire outstanding indebtedness, and assume all liabilities of Simula for total consideration of $110.5 million. Consideration to Simula’s shareholders will, at Armor Holdings’ discretion, consist of cash or a combination of cash and registered shares of Armor Holdings’ common stock, with at least 20% of the value of the payment to shareholders to be in cash. The transaction is structured as a merger and is expected to be taxable to Simula’s shareholders.

Note 12 – Segment Reporting

     We are a holding company for wholly-owned subsidiaries, which now operate in one primary business segment. Our Commercial segment consisted of our Automotive Safety division, which was sold as discussed in Note 11, above. Our Aerospace and Defense segment includes operations that design and manufacture crash resistant components, energy absorbing devices, and ballistic armor products, which are sold principally to branches of the United States armed forces. All other activity, included in Other, represents general corporate operations, including unallocated interest and technology sales and royalties and operations from our business derived from proprietary technology and polymer materials.

     For the three-month periods ended September 30, 2003 and 2002, inter-segment sales were insignificant and total intercompany sales of $20,696 and $4,081, respectively, have been eliminated. For the three-month periods ended September 30, 2003 and 2002 sales to the branches of the United States Armed Forces were 86% and 85%, respectively of total sales.

	2003

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$17,893,236	$—	$17,893,236
Product sales:
Other	—	58,200	58,200
Technology sales and royalties	—	242,080	242,080

Total revenue	$17,893,236	$300,280	$18,193,516

Operating income (loss)	$3,192,493	$(1,084,347)	$2,108,146

	2002

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$18,665,971	$—	$18,665,971
Product sales:
Other	—	30,442	30,442
Technology sales and royalties	—	184,692	184,692

Total revenue	$18,665,971	$215,134	$18,881,105

Operating income (loss)	$2,482,387	$(1,032,798)	$1,449,589

     For the nine-month periods ended September 30, 2003 and 2002, inter-segment sales were insignificant and total intercompany sales of $231,748 and $48,917, respectively, have been eliminated. For the nine-month periods ended September 30, 2003 and 2002 sales to the branches of the United States Armed Forces were 86% and 85%, respectively of total sales.

	2003

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$49,832,281	$—	$49,832,281
Product sales:
Other	—	97,096	97,096
Technology sales and royalties	—	685,974	685,974

Total revenue	$49,832,281	$783,070	$50,615,351

Operating income (loss)	$7,976,949	$(2,803,153)	$5,173,796

	2002

	Aerospace and
	Defense	Other	Total

Revenue:
Contract revenue	$59,039,168	$—	$59,039,168
Product sales:
Other	—	214,814	214,814
Technology sales and royalties	—	1,036,881	1,036,881

Total revenue	$59,039,168	$1,251,695	$60,290,863

Operating income (loss)	$9,868,013	$(1,265,820)	$8,602,193

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Three and Nine Month Periods Ended September 30, 2003 Compared to
Three and Nine Month Periods Ended September 30, 2002

CONSOLIDATED

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

				Percent				Percent
(In thousands)	2003	2002	Change	Inc (Dec)	2003	2002	Change	Inc (Dec)

Revenue	$18,194	$18,881	$(687)	(4%)	$50,615	$60,291	$(9,676)	(16%)
Gross margin	6,357	6,078	279	5%	18,387	20,795	(2,408)	(12%)
Administrative and research and development expense	4,249	3,866	383	10%	12,614	11,431	1,183	10%
Operating income	2,108	1,450	658	45%	5,174	8,602	(3,428)	(40%)
Interest expense, net	2,520	2,623	(103)	(4%)	8,277	7,738	539	7%
Other expense	—	—	—		1,000	—	1,000	—
(Loss) income before income tax	(412)	(1,174)	762	65%	(4,104)	864	(4,968)	(575%)
Income tax expense (benefit)	—	(463)	463	—	17	402	(385)	(96%)
Gross margin as a percentage of revenue	35%	32%			36%	34%
Administrative and research and development expenses as a percentage of revenue	23%	20%			25%	19%

AEROSPACE & DEFENSE

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

				Percent				Percent
(In thousands)	2003	2002	Change	Inc (Dec)	2003	2002	Change	Inc (Dec)

Revenue	$17,893	$18,666	$(773)	(4%)	$49,832	$59,039	$(9,207)	(16%)
Gross margin	6,232	5,985	247	4%	18,050	20,008	(1,958)	(10%)
Gross margin as a percentage of revenue	35%	32%			36%	34%

Results of Operations for the Three-Month Period Ended September 30, 2003

     Revenue for the three-month period ended September 30, 2003 decreased 4% compared to revenue in the same period for 2002. Revenue for the period declined 4% in the Aerospace and Defense segment primarily due to timing of orders coupled with delays in Department of Defense funding of various programs. Small Arms Protective Inserts (“SAPI”) business continues to be robust, however, SAPI revenues were negatively impacted during the third quarter of 2003 compared to the same period in 2002 due to the timing of orders. The aforementioned decreases were partially offset by increased revenues related to our inflatable systems, fixed wing seating and rotorcraft seating. Additionally, we experienced decreases in funded engineering services and product spares.

     Gross margin as a percent of sales increased to 35% for the three-month period ended September 30, 2003 from 32% for the comparable period in 2002. Gross margin as a percent of sales in our Aerospace and Defense segment increased to 35% for the three months ended September 30, 2003 from 32% for the same period in 2002. The increase was primarily due to cost savings related to the move and integration of the Asheville facility to our Phoenix location as well as the effect of cost reduction efforts completed in 2002 and early 2003. In addition in the third quarter of 2002 we were negatively impacted by increased costs of approximately $1.0 million related to voluntary rework of our SAPI plates.

     Administrative and research and development expenses for the three-month period ended September 30, 2003 increased 10% as compared to the same 2002 period. During the three-month period ended September 30, 2003 we incurred and expensed approximately $0.8 million of transaction costs related to the sale of our automotive safety business and the pending merger with Armor Holdings. The aforementioned increase was partially offset by cost saving reductions in general administrative expenses related to restructuring activities that were implemented in 2002 and 2003.

     Operating income for the three-month period ended September 30, 2003 was $2.1 million compared to $1.5 million for the same period in 2002. Operating income for the three-month period ended September 30, 2003 was negatively impacted by $0.8 million in transaction costs discussed above. Although revenues were down period to period we were able to capitalize on restructuring activities that were implemented in prior periods and experience the benefits the costs savings generated with the move and integration of our Asheville facility.

     Interest expense decreased to $ 2.5 million for the three-month period ended September 30, 2003 compared to $2.6 for the same period in 2002. The decrease is primarily attributable to the reduction of debt through the use of proceeds from the sale of our automotive safety business. Cash paid for interest for each of the three-month periods ended September 30, 2003 and 2002 was $ 1.6 million and $ 1.7 million, respectively.

Results of Operations for the Nine-Month Period Ended September 30, 2003

     Revenue for the nine-month period ended September 30, 2003 decreased 16% compared to revenue in the same period for 2002. In the first quarter of 2003, SAPI body armor revenue grew compared to the same period in 2002. However, production revenues and profitability were negatively impacted as we completed the SAPI body armor design validation for rework announced in November of 2002. We resumed full production of SAPI for the U.S. Army in late February 2003, but the design validation process caused delays in the timing of revenues anticipated related to new SAPI orders. Also in the first quarter, we completed the consolidation of our Asheville, North Carolina, operation into the larger Aerospace and Defense facility based in Phoenix. The plant closure and transition resulted in a temporary revenue shortfall. Additionally, revenues were negatively impacted by decreases in orders and cancellation of funding for some of our military sealed parachute product and were partially offset by increased production of military personnel vests and flotation collars. The aforementioned decreases were also partially offset by increases in our fixed wing seating and rotorcraft seating. Technology and licensing revenues for the nine-months ended September 30, 2003 decreased approximately 34% compared to the same period in 2002 and is primarily attributed to a strategic decision to retain all technology rights as an asset during our focused efforts on selling the entire Company.

     Gross margin as a percentage of sales increased to 36% for the nine-month period ended September 30, 2003 from 34% for the comparable period in 2002. Gross margin as a percent of sales in our Aerospace and Defense segment increased to 36% for the nine-month period ended September 30, 2003 from 34% for the same period in 2002. The integration of the Asheville facility to the Phoenix location enabled us to achieve cost savings not experienced in 2002 and cost reduction efforts began in 2002 and early 2003 have been the key drivers for the increased margins. Additionally, in 2002 we began voluntary rework related to our SAPI plates and we recorded a loss of approximately $1.0 million, for projected rework costs.

     Administrative and research and development expenses for the nine-month period ended September 30, 2003 increased $1.2 million or 10% as compared to the same 2002 period. During the nine-month period ended September 30, 2003 we incurred and expensed approximately $1.4 million of transaction costs related to the sale of our automotive safety business and the pending merger with Armor Holdings. Additionally, we and others in the aerospace and defense industry have experienced a shift from externally funded development to more internally funded development, which has caused research and development expenditures to increase for the nine-month period ended September 30, 2003 compared to the same period in 2002.

The aforementioned increases were partially offset by cost saving reductions in general administrative expenses related to restructuring activities that were implemented in 2002 and 2003.

     Operating income for the nine-month period ended September 30, 2003 was $5.2 million as compared to $8.6 million for the same period in 2002. The 2003 operating income for the nine-month period ended September 30, 2003 was negatively impacted by lower revenues discussed above and transaction costs of $1.4 million as well as, restructuring charges, costs associated with the move of our Asheville facility, the investments in the design and qualification testing for SAPI body armor for future procurements and the completion of the voluntary SAPI rework.

     Interest expense for the nine-month period ended September 30, 2003 was $8.3 million compared to $7.7 million for the same period in 2002. The increase in interest expense between the two periods is primarily attributable to approximately $0.4 million of expense related to a yield maintenance interest feature in the mortgage note for the Asheville facility that was retired in April 2003. Cash paid for interest for the nine-month period ended September 30, 2003 and 2002 was $5.3 million and $5.1 million, respectively.

     Other expense for the nine-month period ended September 30, 2003 was $1.0 million and was entirely attributable to a one-time performance fee payment related to covenant non-compliance for failure to meet a leverage ratio as of June 30, 2003 under our Senior Secured Note.

Liquidity and Capital Resources

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the accompanying financial statements, current maturities of debt are approximately $59.6 million as of September 30, 2003 and there is uncertainty relating to the Company’s ability to refinance certain of its debt. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As part of the plan to meet future quarterly covenants and current and long-term debt maturities, we sold our automotive safety business during July 2003 and subsequently entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by Armor Holdings, Inc., a Delaware corporation (“Armor Holdings”) as discussed in Note 11 — Transactions and Subsequent Events, to the accompanying unaudited consolidated financial statements.

     Current maturities of our debt as of September 30, 2003 are $59.6 million and primarily consist of $3.5 million under our revolving line of credit (“RLC”) due December 31, 2003, $ 24.7 million of our Senior Secured Note due December 31, 2003, and $ 31.4 million of our 8% Senior Subordinated Notes due May 1, 2004. As part of the plan to meet future quarterly covenants and current and long-term debt maturities, we sold our automotive safety business during July 2003 and subsequently entered into the Merger Agreement, all as discussed below.

     On July 22, 2003, we completed the sale of all the assets of our Automotive Safety division to Zodiac, S.A. at a selling price of approximately $14.5 million in cash. Customary closing and purchase price adjustments increased the previously announced selling price by approximately $0.2 million. After deducting closing costs and related fees, we received net proceeds of approximately $12.9 million. The transaction, which is classified in discontinued operations, resulted in a gain on sale of approximately $0.6 million, which includes approximately $0.3 million related to an escrow account, from which we can potentially recover a maximum of $0.5 million in 18 months from the closing of the transaction, before the impact of the one-time charge to write off accumulated foreign currency translation losses of approximately $1.9 million. We applied the net proceeds to repay a portion of our outstanding debt.

On September 2, 2003, we announced that we signed an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by Armor Holdings, Inc., a Delaware corporation (“Armor Holdings”). The Merger Agreement states that Armor Holdings shall acquire all outstanding common stock of Simula, retire outstanding indebtedness, and assume all liabilities of Simula for total consideration of $110.5 million. Consideration to Simula’s shareholders will, at Armor Holdings’ discretion, consist of cash or a combination of cash and registered shares of Armor Holdings’ common stock, with at least 20% of the value of the payment to shareholders to be in cash. The transaction is structured as a merger and is expected to be taxable to Simula’s shareholders.

     On September 30, 2003, we were not in compliance with certain non-monetary financial covenants under our Revolving Line of Credit (the “RLC”) and our senior secured note. On November 12, 2003, we received waivers of the non-compliance at September 30, 2003. Our RLC had outstanding borrowings of $ 3.5 million and remaining borrowing availability of $ 3.5 million at September 30, 2003 as compared to outstanding borrowings of $11.3 million and a remaining borrowing availability of $1.3 million at December 31, 2002.

     Because of our management and operational re-alignment and our operational profitability, we expect to generate future positive operating cash flows that, together with our existing availability under our RLC, will be adequate to fund our planned operations, excluding the principal payments on the current debt previously discussed.

     We continually review our revenue and cost forecasts so that we can react to changes in our operations and liquidity position. The amount and timing of Department of Defense procurement and future constraints on certain raw materials and their costs could impact our ability to generate Aerospace and Defense revenue and income. See “Forward-Looking Information and Risks and Uncertainties in our Business” below and “Quantitative and Qualitative Disclosure about Market Risk” included Item 3 of this Part I

     Our ability to generate sufficient cash flow from operations is principally dependent upon our ability to continue to increase revenue and contain or reduce operating expenses. At September 30, 2003, we had cash and cash equivalents of $12,130 compared to $147,842 at December 31, 2002. Our RLC had outstanding borrowings of $3.5 million and remaining borrowing availability of $3.5 million at September 30, 2003 as compared to outstanding borrowings of $11.3 million and a remaining borrowing availability of $1.3 million at December 31, 2002. At November 5, 2003 our outstanding borrowings under the RLC was $2.3 million and remaining borrowing availability was $5.6 million. Because of our federal and certain state net operating loss carryforwards, we are not a significant cash taxpayer.

     Operating activities provided approximately $1.7 million of cash during the nine-month period ended September 30, 2003 as compared to approximately $4.0 million for the comparable period in 2002. The decrease in cash provided by operations was attributable primarily to lower results of operations for the nine month period due to the one time performance fee for a covenant violation, loss on the sale of our automotive safety business and transaction costs, previously discussed.

     Investing activities provided $12.8 million during the nine-month period ended September 30, 2003 compared to a use of approximately $1.5 million for the same period in 2002. The increase in cash provided by investing activities is related to the completion of the sale of our automotive safety business, of the Asheville facility and of land. The cash provided by investing activities was partially offset by the purchase of manufacturing equipment and additional investment in our patent portfolio.

     Financing activities used net cash of $14.6 million for the nine-month period ended September 30, 2003, compared to $ 2.4 million provided by financing activities for the same period in 2002. Cash used in financing activities during the nine-month period ended September 30, 2003 was attributable to the retirement of our 9.5% Senior Subordinated Notes, the retirement of the Asheville facility mortgage note payable, payments made to our RLC and our Senior Secured Note from the proceeds of the sale of our automotive safety business and decreased borrowings under our RLC.

     We believe we have sufficient manufacturing capacity, at September 30, 2003, to meet our anticipated future delivery requirements. We may, however, seek strategic partners for the joint development of capital intensive manufacturing capacity for new high technology products.

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

     Factors pertinent to our ability to meet our current and future financial requirements and projections include:

•	our ability to complete the pending acquisition by Armor Holdings, Inc.;

•	our relationship with our senior lenders and on-going compliance with loan terms and covenants;

•	our relationship with significant customers and maintenance of preferred supplier relationships that are renegotiated frequently;

•	our leveraged status and the level and cost of our debt;

•	the continued reduction of our fixed expenses;

•	ability to monetize assets including through sales of certain assets or technologies at a favorable price;

•	our ability to continue to provide design and manufacturing services, products and new product applications that compare favorably on the basis of time to introduction, cost, and performance with those of our competitors;

•	the level and makeup of military expenditures;

•	contract mix and shifting production and delivery schedules among our market segments;

•	the amount of resources available for independent research and development;

•	proof of concept and production validation of certain of our new technologies and proposed products, as well as our financial ability to establish manufacturing capacity for such products; and

•	technological changes introduced by competitors and customers.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Currency Exchange Rate Risk

     We have currency exposures related to buying and selling in currencies other than the local currency in which we operate. These exposures may impact future earnings and/or operating cash flows. Currently, our most significant exposure relates to the Euro and the British Pound. We had supply contracts that are Euro denominated for our ITS® and AHPS products. We maintained a manufacturing facility in the United Kingdom for which we funded operating expenses in British Pounds. We entered into foreign currency hedge transactions to mitigate our associated risks. The magnitude of the exposure varied over time and we entered into agreements from time to time by which we sought to manage certain portions of our foreign exchange exposure in accordance with established policy guidelines. These arrangements primarily hedged cash flows for forecasted transactions involving receivables and payables. We currently have no hedging contracts open as of September 30, 2003, and we disposed of our U.K. manufacturing facility when we sold our automotive safety business on July 22, 2003.

Item 4. Controls and Procedures

     We evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003 pursuant to Rule 15d-14 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the CEO and CFO concluded that Simula’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Simula’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     During the quarterly period covered by this report, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls.

     PART II – OTHER INFORMATION

Item 6. Exhibits and Reports

(a)  Exhibits: The following Exhibits are included pursuant to Item 601 of Regulation S-K.

No.	Description	Reference
3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998	(3)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998	(3)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.27	Outside Directors Equity Plan	(9)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(4)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30,1999	(5)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001	(7)

10.41B	Amendment Number Five to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated June 30, 2002	(10)

10.41C	Amendment Number Seven to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated October 22, 2002	(10)

10.41D	Amendment Number Nine to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated March 25, 2003	(11)

10.41E	Waiver to Certain Financial Covenants to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated April 9, 2003	(11)

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001	(7)

10.45A	Waiver and Amendment No. 1 to Loan Agreement between the Company and Allied Capital Corporation dated August 19, 2002	(10)

10.45B	Consent and Amendment No. 2 to Loan Agreement between the Company and Allied Capital Corporation dated March 25, 2003	(11)

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000	(7)

10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000	(8)

10.50	Retention Agreement between the Company and John A. Jenson dated December 20, 2002	(11)

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K	*

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K	*

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-K	*

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K	*

* Filed herewith

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002.

(10)	Filed with report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Filed with report on Form 10-K for the year ended December 31, 2002.

(b) Reports on Form 8-K:

(1)	Report on Form 8-K dated July 23, 2003 disclosing the completion of the sale of our automotive safety business and the signing of a Letter of Intent to be acquired by Armor Holdings.

(2)	Report on Form 8-K dated August 12, 2003 furnishing notification of issuance of a press release pertaining to earnings for the fiscal quarter ended June 30, 2003.

(3)	Report on Form 8-K dated September 11, 2003 disclosing the execution of the Agreement and Plan of Merger with Armor Holdings.

(4)	Report on Form 8-K/A dated July 23, 2003 furnishing notification of amendment to previous 8-K to add pro forma financial information related to the sale of our automotive safety business.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

SIMULA, INC.

DATE: November 14, 2003	/s/ John A. Jenson
John A. Jenson
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description	Reference
3.1	Articles of Incorporation of Simula, Inc., as amended and restated	(2)

3.2	Bylaws of Simula, Inc., as amended and restated	(1)

4.7	Indenture dated April 1, 1997, in connection with the Company’s issuance of the 8% Senior Subordinated Convertible Notes due May 1, 2004	(6)

10.11	1992 Stock Option Plan, as amended effective September 15, 1998	(3)

10.12	1992 Restricted Stock Plan	(1)

10.21	1994 Stock Option Plan, as amended effective September 15, 1998	(3)

10.26	Simula, Inc. Employee Stock Purchase Plan	(2)

10.27	Outside Directors Equity Plan	(9)

10.37	Simula, Inc. 1999 Incentive Stock Option Plan	(4)

10.41	Financing Agreement with The CIT Group/Business Credit, Inc. dated December 30,1999	(5)

10.41A	Amendment Number Three to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated September 26, 2001	(7)

10.41B	Amendment Number Five to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated June 30, 2002	(10)

10.41C	Amendment Number Seven to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated October 22, 2002	(10)

10.41D	Amendment Number Nine to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated March 25, 2003	(11)

10.41E	Waiver to Certain Financial Covenants to Financing Agreement between the Company and The CIT Group/Business Credit, Inc. dated April 9, 2003	(11)

10.45	Loan Agreement between the Company and Allied Capital Corporation dated September 26, 2001	(7)

10.45A	Waiver and Amendment No. 1 to Loan Agreement between the Company and Allied Capital Corporation dated August 19, 2002	(10)

10.45B	Consent and Amendment No. 2 to Loan Agreement between the Company and Allied Capital Corporation dated March 25, 2003	(11)

10.46	Employment Agreement between the Company and Bradley P. Forst dated November 12, 2001, effective October 1, 2000	(7)

10.48	Employment Agreement between the Company and Joseph Coltman dated December 13, 2001, effective October 13, 2000	(8)

10.50	Retention Agreement between the Company and John A. Jenson dated December 20, 2002	(11)

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K	*

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K	*

32.1	Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-K	*

32.2	Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-K	*

* Filed herewith

(1)	Filed with Registration Statement on Form S-18, No. 33-46152-LA, under the Securities Act of 1933, effective April 13, 1992.

(2)	Filed with Definitive Proxy on May 15, 1996, for the Company’s Annual Meeting of Shareholders held on June 20, 1996.

(3)	Filed with report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Filed with Definitive Proxy on May 14, 1999, for the Company’s Annual Meeting of Shareholders held on June 17, 1999.

(5)	Filed with report on Form 10-K for the year ended December 31, 1999.

(6)	Filed with report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Filed with report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed with report on Form 10-K for the year ended December 31, 2001.

(9)	Filed with Registration Statement on Form S-8, effective March 28, 2002.

(10)	Filed with report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Filed with report on Form 10-K for the year ended December 31, 2002.